Form 10-Q
period 2015-06-30
BLUCORA, INC.
filed 2015-07-30
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 23, 2015
Common Stock, Par Value $0.0001	40,963,103

BLUCORA, INC.
FORM 10-Q

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$59,498	$46,444
Available-for-sale investments	237,389	254,854
Accounts receivable, net of allowance of $111 and $67	26,688	30,988
Other receivables	1,046	3,295
Inventories	34,434	29,246
Prepaid expenses and other current assets, net	12,529	13,477
Total current assets	371,584	378,304
Property and equipment, net	15,595	15,942
Goodwill, net	304,658	304,658
Other intangible assets, net	153,654	168,919
Other long-term assets	4,238	4,891
Total assets	$849,729	$872,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$31,274	$37,755
Accrued expenses and other current liabilities	24,391	21,505
Deferred revenue	6,074	7,884
Short-term portion of long-term debt, net	—	7,914
Total current liabilities	61,739	75,058
Long-term liabilities:
Long-term debt, net	30,000	85,835
Convertible senior notes, net	187,075	185,177
Deferred tax liability, net	23,178	42,963
Deferred revenue	2,910	1,915
Other long-term liabilities	3,195	2,741
Total long-term liabilities	246,358	318,631
Total liabilities	308,097	393,689
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
40,944 and 40,882	4	4
Additional paid-in capital	1,501,793	1,467,658
Accumulated deficit	(960,173)	(987,524)
Accumulated other comprehensive income (loss)	8	(1,113)
Total stockholders’ equity	541,632	479,025
Total liabilities and stockholders’ equity	$849,729	$872,714
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Services revenue	$83,030	$106,270	$222,844	$285,314
Product revenue, net	35,946	35,299	70,958	72,438
Total revenues	118,976	141,569	293,802	357,752
Operating expenses:
Cost of revenues:
Services cost of revenue	30,771	56,233	65,712	127,526
Product cost of revenue	25,255	23,137	49,355	48,166
Total cost of revenues	56,026	79,370	115,067	175,692
Engineering and technology	5,168	4,817	10,385	8,952
Sales and marketing	27,287	22,287	81,483	78,123
General and administrative	11,014	10,425	21,423	19,057
Depreciation	1,187	1,135	2,325	2,193
Amortization of intangible assets	6,118	5,761	12,236	11,345
Total operating expenses	106,800	123,795	242,919	295,362
Operating income	12,176	17,774	50,883	62,390
Other loss, net	(4,577)	(3,724)	(8,303)	(7,793)
Income before income taxes	7,599	14,050	42,580	54,597
Income tax expense	(3,348)	(5,313)	(15,229)	(19,873)
Net income	$4,251	$8,737	$27,351	$34,724
Net income per share:
Basic	$0.10	$0.21	$0.67	$0.83
Diluted	$0.10	$0.20	$0.65	$0.79
Weighted average shares outstanding:
Basic	40,918	41,570	40,953	41,866
Diluted	41,936	43,084	41,918	43,803
Other comprehensive income:
Net income	$4,251	$8,737	$27,351	$34,724
Unrealized gain (loss) on available-for-sale investments, net of tax	(187)	2,076	(260)	2,090
Reclassification adjustment for realized loss on available-for-sale investments, net of tax, included in net income as Other loss, net	376	—	417	—
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale investments, included in net income as Other loss, net	964	—	964	—
Other comprehensive income	1,153	2,076	1,121	2,090
Comprehensive income	$5,404	$10,813	$28,472	$36,814
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2015	2014
Operating Activities:
Net income	$27,351	$34,724
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	6,047	6,366
Depreciation and amortization of intangible assets	18,932	17,920
Excess tax benefits from stock-based award activity	(32,535)	(34,369)
Deferred income taxes	(21,558)	(18,172)
Amortization of premium on investments, net	902	2,221
Amortization of debt issuance costs	643	565
Accretion of debt discounts	2,089	1,822
Realized loss on available-for-sale investments, net	417	—
Other-than-temporary impairment loss on equity securities	964	—
Other	112	57
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	4,245	12,347
Other receivables	2,249	4,362
Inventories	(5,188)	(1,738)
Prepaid expenses and other current assets	2,048	874
Other long-term assets	(2)	48
Accounts payable	(6,481)	(18,011)
Deferred revenue	(815)	(555)
Accrued expenses and other current and long-term liabilities	35,270	26,789
Net cash provided by operating activities	34,690	35,250
Investing Activities:
Business acquisition, net of cash acquired	—	(44,927)
Purchases of property and equipment	(2,105)	(2,859)
Purchases of intangible assets	(696)	—
Proceeds from sales of investments	15,008	21,546
Proceeds from maturities of investments	113,406	121,496
Purchases of investments	(112,090)	(144,049)
Net cash provided (used) by investing activities	13,523	(48,793)
Financing Activities:
Proceeds from credit facilities	20,000	4,000
Repayment of credit facilities	(83,940)	(60,000)
Stock repurchases	(5,521)	(25,785)
Excess tax benefits from stock-based award activity	32,535	34,369
Proceeds from stock option exercises	2,093	1,746
Proceeds from issuance of stock through employee stock purchase plan	608	665
Tax payments from shares withheld upon vesting of restricted stock units	(934)	(1,913)
Net cash used by financing activities	(35,159)	(46,918)
Net increase (decrease) in cash and cash equivalents	13,054	(60,461)
Cash and cash equivalents, beginning of period	46,444	130,225
Cash and cash equivalents, end of period	$59,498	$69,764
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$515	$120
Cash paid for:
Income taxes	$1,080	$2,012
Interest	$5,241	$5,766
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
Segments: The Company has three reportable segments: Search and Content, Tax Preparation, and E-Commerce. The Search and Content segment is the InfoSpace business, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, the Company uses the term “Search and Content” to represent search and content services provided through the InfoSpace business, the term “Tax Preparation” to represent services and software sold through the TaxACT business, and the term “E-Commerce” to represent products sold through the Monoprice business (see “Note 9: Segment Information”).
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
The Company reviews its available-for-sale investments for impairment and classifies the impairment of any individual available-for-sale investment as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. An impairment classified as temporary is recognized in "Accumulated other comprehensive income (loss)" on the consolidated balance sheets. An impairment classified as other-than-temporary is recognized in "Other loss, net" on the consolidated statements of comprehensive income.
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
Supplier concentration risk: During the six months ended June 30, 2015 and 2014, Monoprice inventory purchases from two key unrelated vendors accounted for 18% of Monoprice’s total inventory purchases.
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
In May 2014, the FASB issued guidance codified in ASC 606, "Revenue from Contracts with Customers," which amends the guidance in former ASC 605 "Revenue Recognition." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be achieved in a five-step process. Enhanced disclosures also will be required. This guidance is effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company currently is evaluating the impact of this guidance on its consolidated financial statements.

In April 2015, the FASB issued two separate ASUs, both of which are effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. Earlier adoption is permitted for both ASUs. One of these ASUs provides guidance about whether a cloud computing arrangement includes a software license, in which case the software license element should be accounted for consistent with the acquisition of other software licenses; otherwise, the arrangement should be accounted for as a service contract. This guidance may be applied either prospectively or retrospectively. The other ASU provides guidance related to the balance sheet presentation of debt issuance costs, in which those debt issuance costs should be presented as a direct deduction from the carrying amount of the recognized debt, consistent with debt discounts. This guidance must be applied retrospectively. The adoption of these ASUs are not expected to have a material impact on the Company's consolidated financial statements.
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
Note 4: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment as of June 30, 2015 and December 31, 2014, the balances of which did not change from period to period (in thousands):

	Search and Content	Tax Preparation	E-Commerce	Total
Goodwill, net	$59,912	$188,541	$56,205	$304,658
Intangible assets other than goodwill consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$132,500	$(61,242)	$71,258	$132,500	$(50,075)	$82,425
Technology	44,805	(39,533)	5,272	44,805	(35,649)	9,156
Content	18,200	(1,971)	16,229	18,200	(1,061)	17,139
Other	6,667	(6,667)	—	6,667	(6,667)	—
Total definite-lived intangible assets	202,172	(109,413)	92,759	202,172	(93,452)	108,720
Indefinite-lived intangible assets:
Trade names	60,199	—	60,199	60,199	—	60,199
Internet domain names	696	—	696	—	—	—
Total indefinite-lived intangible assets	60,895	—	60,895	60,199	—	60,199
Total	$263,067	$(109,413)	$153,654	$262,371	$(93,452)	$168,919

Amortization expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Statement of comprehensive income line item:
Services cost of revenue	$1,863	$1,881	$3,725	$3,766
Amortization of intangible assets	6,118	5,761	12,236	11,345
Total	$7,981	$7,642	$15,961	$15,111
Expected amortization of definite-lived intangible assets held as of June 30, 2015 is presented in the table below (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Services cost of revenue	$3,725	$621	$—	$—	$—	$—	$4,346
Amortization of intangible assets	9,644	17,206	17,155	16,970	16,838	10,600	88,413
Total	$13,369	$17,827	$17,155	$16,970	$16,838	$10,600	$92,759
The weighted average amortization periods for definite-lived intangible assets are as follows: 55 months for customer relationships, 12 months for technology, 107 months for content, and 62 months for total definite-lived intangible assets.
Note 5: Fair Value Measurements
The fair value hierarchy of the Company’s financial assets carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	June 30, 2015	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$4,762	$—	$4,762	$—
Commercial paper	5,899	—	5,899	—
Time deposits	748	—	748	—
Taxable municipal bonds	745	—	745	—
Total cash equivalents	12,154	—	12,154	—
Available-for-sale investments:
Debt securities:
U.S. government securities	102,573	—	102,573	—
International government securities	5,205	—	5,205	—
Commercial paper	22,984	—	22,984	—
Time deposits	23,211	—	23,211	—
Taxable municipal bonds	81,493	—	81,493	—
Total debt securities	235,466	—	235,466	—
Equity securities	1,923	1,923	—	—
Total available-for-sale investments	237,389	1,923	235,466	—
Total assets at fair value	$249,543	$1,923	$247,620	$—

		Fair value measurements at the reporting date using
	December 31, 2014	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$8,490	$—	$8,490	$—
Time deposits	1,242	—	1,242	—
Taxable municipal bonds	4,754	—	4,754	—
Total cash equivalents	14,486	—	14,486	—
Available-for-sale investments:
Debt securities:
U.S. government securities	100,818	—	100,818	—
International government securities	6,560	—	6,560	—
Commercial paper	24,589	—	24,589	—
Time deposits	30,759	—	30,759	—
Corporate bonds	1,528	—	1,528	—
Taxable municipal bonds	87,366	—	87,366	—
Total debt securities	251,620	—	251,620	—
Equity securities	3,234	3,234	—	—
Total available-for-sale investments	254,854	3,234	251,620	—
Total assets at fair value	$269,340	$3,234	$266,106	$—
The Company also had financial instruments that were not measured at fair value. See “Note 6: Debt” for details.
The contractual maturities of the debt securities classified as available-for-sale at June 30, 2015 and December 31, 2014 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance at June 30, 2015
Debt securities	$235,455	$34	$(23)	$235,466
Equity securities	1,923	—	—	1,923
Total	$237,378	$34	$(23)	$237,389
Balance at December 31, 2014
Debt securities	$251,673	$16	$(69)	$251,620
Equity securities	4,312	—	(1,078)	3,234
Total	$255,985	$16	$(1,147)	$254,854
The Company's equity securities consist of a single holding in a publicly-traded company. During the three months ended June 30, 2015, the Company recorded a $1.0 million other-than-temporary impairment loss on its equity securities due to the length of time and extent to which the fair value had been less than cost. The impairment loss was recognized in "Other loss, net" on the consolidated statements of comprehensive income. During the three months ended December 31, 2014, the Company's equity securities were in an unrealized loss position for the first time, and, at that time, the Company had considered such position to be temporary.

Note 6: Debt
The Company’s debt consisted of the following (in thousands):

	June 30, 2015			December 31, 2014
	Principal amount	Unamortized discount	Net carrying value	Principal amount	Unamortized discount	Net carrying value
Monoprice 2013 credit facility	$30,000	$—	$30,000	$42,000	$(191)	$41,809
TaxACT 2013 credit facility	—	—	—	51,940	—	51,940
Convertible Senior Notes	201,250	(14,175)	187,075	201,250	(16,073)	185,177
Total debt	$231,250	$(14,175)	$217,075	$295,190	$(16,264)	$278,926
Monoprice 2013 credit facility: On November 22, 2013, Monoprice entered into an agreement with a syndicate of lenders for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The credit facility consists of a $30.0 million revolving credit loan—which includes up to $5.0 million under a letter of credit and up to $5.0 million in swingline loans—and, until repaid in full in 2015 as discussed below, also consisted of a $40.0 million term loan. The final maturity date of the credit facility is November 22, 2018. Monoprice’s obligations under the credit facility are guaranteed by Monoprice Holdings, Inc. and are secured by the assets of the Monoprice business.
Monoprice initially borrowed $50.0 million under the credit facility. Monoprice had net repayment activity of $12.0 million and $4.0 million during the six months ended June 30, 2015 and 2014, respectively. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). In accordance with this provision, Monoprice repaid the term loan in full in 2015, which was included in the net repayment activity for 2015 and resulted in the write-down of the remaining unamortized discount and debt issuance costs related to the term loan. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable as of the end of each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly in arrears. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of June 30, 2015, Monoprice was in compliance with all of the financial and operating covenants. As of June 30, 2015, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
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
TaxACT initially borrowed approximately $71.4 million under the 2013 credit facility. TaxACT had net repayment activity of $51.9 million and $52.0 million during the six months ended June 30, 2015 and 2014, respectively. TaxACT has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $3.0 million or any whole multiple of $1.0 million in excess thereof. In accordance with this provision, TaxACT repaid the outstanding amount under the credit facility in full in 2015, which was included in the net repayment activity for 2015. The credit facility continues to be available to TaxACT through its final maturity date. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of TaxACT, either LIBOR plus a margin of between 1.75% and 2.5%, or a Base Rate plus a margin of between 0.75% and 1.5%, and payable as of the end of each interest period. In each case, the applicable margin within the range depends upon TaxACT’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of June 30, 2015, the Company was in compliance with all of the financial and operating covenants.
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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of June 30, 2015, the Notes were not convertible.

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
The following table sets forth total interest expense related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Contractual interest expense (Cash)	$2,139	$2,139	$4,277	$4,277
Amortization of debt issuance costs (Non-cash)	245	228	486	452
Accretion of debt discount (Non-cash)	958	890	1,898	1,764
Total interest expense	$3,342	$3,257	$6,661	$6,493
Effective interest rate of the liability component	7.32%	7.32%	7.32%	7.32%
The fair value of the principal amount of the Notes as of June 30, 2015 was $199.9 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
Note 7: Commitments and Contingencies
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations and commitments specified in “Note 8: Commitments and Contingencies” in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
Litigation: From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Following is a brief description of the more significant legal proceedings. Although the Company believes that resolving such claims, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties.

On March 5, 2015, Remigius Shatas filed a shareholder derivative action against Andrew Snyder, a director of the Company, certain companies affiliated with Mr. Snyder, as well as nominal defendant Blucora, in the Superior Court of the State of Washington in and for King County.  Although the Company is a nominal defendant, the plaintiff purports to bring the action on behalf of the Company and thus does not seek monetary damages from the Company.  Instead, the plaintiff alleges improper use of inside information in certain sales of the Company's common stock and seeks to recover from Andrew Snyder and those companies affiliated with Mr. Snyder profits resulting from those allegedly improper sales. On May 15, 2015, the court granted the Company's motion to dismiss the Complaint based on the plaintiffs’ failure to file this matter in the proper court. Subsequently, the plaintiff moved for reconsideration of the Superior Court's decision to grant the motion to dismiss, and on June 5, 2015, that motion for reconsideration was denied.  On June 30, 2015, the plaintiff filed a Notice of Appeal with the Superior Court, indicating plaintiff's intention to appeal to the Washington Court of Appeals, Division I. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under these indemnification agreements and applicable Delaware law.

Note 8: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units (“RSUs”), and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Cost of revenues	$58	$113	$107	$272
Engineering and technology	514	315	806	744
Sales and marketing	518	722	948	1,641
General and administrative	2,258	1,808	4,186	3,709
Total	$3,348	$2,958	$6,047	$6,366
Excluded and capitalized as part of internal-use software	$45	$23	$61	$54
In May 2012, the Company granted 190,000 stock options to certain employees who perform acquisition-related services. The vesting of such options were predicated on completing "qualified acquisitions" under the terms of the options. The completion of the HSW acquisition on May 30, 2014 constituted a qualified acquisition under such terms, resulting in a charge of $0.3 million to stock-based compensation expense (reflected in "General and administrative" expense) in the three and six months ended June 30, 2014.
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Stock options exercised	49	132	220	140
RSUs vested	111	129	169	205
Shares purchased pursuant to ESPP	—	—	52	36
Total	160	261	441	381
Stock repurchase program: In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company may purchase its common stock in open-market transactions. In May 2014, the Board of Directors increased the repurchase authorization, such that the Company may repurchase up to $85.0 million of its common stock, and extended the repurchase period through May 2016. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the six months ended June 30, 2015, the Company purchased 0.4 million shares in open-market transactions at a total cost of approximately $5.5 million and an average price of $14.55 per share, exclusive of purchase and administrative costs. During the six months ended June 30, 2014, the Company purchased 1.4 million shares in open-market transactions at a total cost of approximately $25.7 million and an average price of $18.05 per share, exclusive of purchase and administrative costs. As of June 30, 2015, the Company may repurchase an additional $30.9 million, which takes into consideration share repurchases during 2013 and 2014 of $48.6 million, of its common stock under the repurchase program.
Note 9: Segment Information
The Company has three reportable segments. The Search and Content segment is the InfoSpace business, the Tax Preparation segment is the TaxACT business, and the E-Commerce segment is the Monoprice business. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Revenues:
Search and Content	$52,130	$79,818	$110,876	$186,583
Tax Preparation	30,900	26,452	111,968	98,731
E-Commerce	35,946	35,299	70,958	72,438
Total revenues	118,976	141,569	293,802	357,752
Operating income:
Search and Content	6,814	14,032	15,212	33,262
Tax Preparation	19,890	17,211	64,035	54,613
E-Commerce	2,624	2,378	5,186	5,856
Corporate-level activity	(17,152)	(15,847)	(33,550)	(31,341)
Total operating income	12,176	17,774	50,883	62,390
Other loss, net	(4,577)	(3,724)	(8,303)	(7,793)
Income tax expense	(3,348)	(5,313)	(15,229)	(19,873)
Net income	$4,251	$8,737	$27,351	$34,724
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
Weighted average shares were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Weighted average common shares outstanding, basic	40,918	41,570	40,953	41,866
Dilutive potential common shares	1,018	1,514	965	1,937
Weighted average common shares outstanding, diluted	41,936	43,084	41,918	43,803
Shares excluded	2,914	906	2,825	823
Shares excluded primarily related to stock options with an exercise price greater than the average price during the applicable periods and awards with performance conditions not completed during the applicable periods.
As more fully discussed in “Note 6: Debt,” in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeds the conversion price of the Notes, which did not occur during the three months ended June 30, 2015 and 2014.

Note 11: Subsequent Event
On July 2, 2015, TaxACT acquired all of the equity of SimpleTax Software Inc., a provider of online tax preparation services for individuals in Canada, for C$2.2 million (with C$ indicating Canadian dollars and amounting to approximately $1.8 million) in cash. The Company also agreed to pay up to C$4.6 million (approximately $3.7 million based upon the acquisition date exchange rate) in aggregate contingent consideration over a three-year period based upon the achievement of revenue-related objectives. The acquisition of SimpleTax is strategic to TaxACT.
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
Our Businesses
Search and Content
Our Search and Content segment, InfoSpace, provides search services to users of our owned and operated and distribution partners' web properties, as well as online content. These search services generally involve the generation and display of a set of hyperlinks to websites deemed relevant to search queries entered by users, predominantly from desktop and laptop computers. In addition to these algorithmic search results, paid listings generally are displayed in response to search queries. Search services provided through our owned and operated web properties include services through websites such as Dogpile.com, WebCrawler.com, HowStuffWorks.com, and third party web pages that we operate. Search services provided to our distribution partners include services to a network of approximately 100 distribution partners through the web properties of those distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner.
The Search and Content segment's revenue primarily consists of advertising revenue generated through end-users clicking on paid listings included in the search results display, as well as from advertisements appearing on our HowStuffWorks.com website. The paid listings, as well as algorithmic search results, primarily are supplied by Google and Yahoo!, whom we refer to as "Search Customers." When a user submits a search query through one of our owned and operated or distribution partner sites and clicks on a paid listing displayed in response to the query, the Search Customer bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us. If the paid listing click occurred on one of our distribution partners' web properties, we pay a significant share of our revenue to the distribution partner. Revenue is recognized in the period in which such clicks on paid listings occur and is based on the amounts earned by and ultimately remitted to us by our Search Customers.
We derive a significant portion of our revenue from Google, and we expect this concentration to continue in the foreseeable future. For the three and six months ended June 30, 2015, Search and Content revenue from Google accounted for approximately 71% and 72%, respectively, of our Search and Content segment revenue and 31% and 27%, respectively, of our total Company revenue. For further discussion of this concentration risk, see the paragraph in our Risk Factors (Part II Item 1A of this report) under the heading "Most of our search services revenue is attributable to Google, and the loss of, or a payment dispute with, Google or any other significant Search Customer would harm our business and financial results."
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
Acquisition
On May 30, 2014, InfoSpace acquired HSW for $44.9 million in cash. HSW is included in the Search and Content segment and our financial results beginning on May 30, 2014, the acquisition date.
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

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Services revenue	$83,030	$106,270	(22)%	$222,844	$285,314	(22)%
Product revenue, net	35,946	35,299	2%	70,958	72,438	(2)%
Total revenues	$118,976	$141,569	(16)%	$293,802	$357,752	(18)%
Operating income	$12,176	$17,774	(31)%	$50,883	$62,390	(18)%
Three months ended June 30, 2015 compared with three months ended June 30, 2014
Total revenues decreased approximately $22.6 million due to a decrease of $27.7 million in revenue related to our Search and Content business, offset by increases of $4.4 million in revenue related to our Tax Preparation business and $0.6 million in product revenue from the E-Commerce business.
Operating income decreased approximately $5.6 million, consisting of the $22.6 million decrease in revenue and offset by a $17.0 million decrease in operating expenses. Key changes in operating expenses were:

•
$20.5 million decrease in the Search and Content segment’s operating expenses, primarily as a result of lower revenue share owed to our distribution partners resulting from the decrease in Search and Content distribution revenue and decreased content costs, offset by higher spending on online marketing and higher personnel expenses primarily due to the timing of the HSW acquisition.

•
$1.8 million increase in the Tax Preparation segment’s operating expenses, primarily due to increased spending on marketing campaigns for the current tax season and higher personnel expenses due to increased headcount.

•
$0.4 million increase in the E-Commerce segment's operating expenses, primarily due to higher E-Commerce product cost of revenue resulting from the increase in product revenue and a shift in the mix of sales of certain products, offset by lower personnel expenses, resulting from a charge in the second quarter of 2014 related to the resignation of the former President of Monoprice.

•
$1.3 million increase in corporate-level expense activity, primarily as a result of higher personnel expenses due to increased headcount to support operations, higher stock-based compensation mainly related to a net increase in stock award grants and changes in award forfeitures impacted by the timing of leadership transitions and offset by stock-based compensation on the stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014, as well as amortization expense associated with the acquisition of HSW.

Segment results are discussed in the next section.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
Total revenues decreased approximately $64.0 million due to decreases of $75.7 million in revenue related to our Search and Content business and $1.5 million in product revenue from the E-Commerce business, offset by an increase of $13.2 million in revenue related to our Tax Preparation business.
Operating income decreased approximately $11.5 million, consisting of the $64.0 million decrease in revenue and offset by a $52.4 million decrease in operating expenses. Key changes in operating expenses were:

•
$57.7 million decrease in the Search and Content segment’s operating expenses, primarily as a result of lower revenue share owed to our distribution partners resulting from the decrease in Search and Content distribution revenue and decreased content costs, offset by higher personnel expenses primarily due to the timing of the HSW acquisition and higher spending on online marketing.

•
$3.8 million increase in the Tax Preparation segment’s operating expenses, primarily due to increased spending on marketing campaigns for the current tax season and higher personnel expenses due to increased headcount.

•
$0.8 million decrease in the E-Commerce segment's operating expenses, primarily due to lower personnel expenses, resulting from a charge in the second quarter of 2014 related to the resignation of the former President of Monoprice, and lower advertising and marketing expenses, offset by higher E-Commerce product cost of revenue resulting from a shift in the mix of sales of certain products.

•
$2.2 million increase in corporate-level expense activity, primarily as a result of higher personnel expenses due to increased headcount to support operations and amortization expense associated with the acquisition of HSW, offset by lower stock-based compensation due to the stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014 and changes in award forfeitures impacted by the timing of leadership transitions. The lower stock-based compensation was offset by a net increase in stock award grants in the current year.

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
Search and Content

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Revenue	$52,130	$79,818	(35)%	$110,876	$186,583	(41)%
Operating income	$6,814	$14,032	(51)%	$15,212	$33,262	(54)%
Segment margin	13%	18%		14%	18%
Our ability to increase Search and Content revenue is dependent on our ability to attract and retain distribution partners and users of our owned and operated web properties, which relies on providing search services that align with our Search Customers' preferences. In addition, revenue growth will be dependent upon investments that grow the audience for our owned and operated sites, including HowStuffWorks.com, as well as third party web pages that we operate, by leveraging owned and licensed content to create unique and engaging user experiences.
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

The following table presents our Search and Content revenue by source and as a percentage of total Search and Content revenue:

(In thousands, except percentages)	Three months ended June 30,				Six months ended June 30,
	2015	Percentage of Revenue	2014	Percentage of Revenue	2015	Percentage of Revenue	2014	Percentage of Revenue
Revenue from existing distribution partners (launched prior to the then-current year)	$33,945	65%	$65,358	82%	$72,816	66%	$148,993	80%
Revenue from new distribution partners (launched during the then-current year)	493	1%	1,162	1%	521	0%	1,291	1%
Revenue from distribution partners	34,438	66%	66,520	83%	73,337	66%	150,284	81%
Revenue from owned and operated web properties	17,692	34%	13,298	17%	37,539	34%	36,299	19%
Total Search and Content revenue	$52,130		$79,818		$110,876		$186,583
Three months ended June 30, 2015 compared with three months ended June 30, 2014
Search and Content revenue decreased approximately $27.7 million, or 35%. Revenue from distribution partners decreased $32.1 million, or 48%, driven by decreases of $31.4 million in revenue from existing partners and $0.7 million in revenue from new partners (both defined in the table above). We generated 32% and 39% of our Search and Content revenue through our top five distribution partners in the three months ended June 30, 2015 and 2014, respectively. The web properties of our top five distribution partners for the three months ended June 30, 2015 generated 23% of our Search and Content revenue in the three months ended June 30, 2014.
The decrease in distribution revenue was driven by previously disclosed factors that impacted the sequential quarterly revenue declines in 2014 and included the loss of certain distribution partner traffic due to increased competition, difficulty in adding new distribution partners, changes in interpretation and enforcement of our Search Customers' policies and requirements, and our own compliance efforts. See further discussion of such factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revenue generated by our owned and operated web properties (which includes HSW) increased $4.4 million, or 33%, primarily due to increased investment in online marketing to drive end users to our owned and operated web properties and the revenue contribution from HSW, offset by a decrease in revenue from our legacy owned and operated web properties.
Search and Content operating income decreased approximately $7.2 million, consisting of the $27.7 million decrease in revenue, offset by a decrease of $20.5 million in operating expenses. The decrease in Search and Content segment operating expenses primarily was due to a $25.4 million, or 49%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in distribution revenue and the resulting revenue share owed to our distribution partners, and decreased content costs. These decreases were offset by a $4.0 million increase in spending on online marketing, as well as increased personnel expenses primarily due to the timing of the HSW acquisition. Segment margin decreased primarily due to increased personnel expenses and flat non-personnel operating expenses on declining revenues, as well as a lower return on our online marketing expenditures. The lower returns on online marketing were attributable to previously disclosed factors that have continued to cause us to experience volatility in our online marketing rate of return. See further discussion of such factors in our Annual Report on Form 10-K for the year ended December 31, 2014. To the extent we experience continued volatility, we could be challenged going forward in our ability to increase marketing expenditures while maintaining our desired rate of return.
As previously disclosed in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, changes by our Search Customers in online marketing requirements could materially impact our ability to generate revenue. Since June 30, 2015, our Search Customers made additional changes in online marketing requirements, which have decreased our return on online marketing expenditures. As we have adapted to these changes, we have decreased our online marketing expenditures, causing a decrease in the related revenue. We cannot provide assurance that such revenue will return to previous levels.

Although we were targeting stabilization in the second half of 2015, the early stage of our product and service diversification initiatives and the continued pressure on our existing revenue streams from the factors discussed above have delayed our ability to achieve this result. Until we have more clarity with respect to the development and execution of these diversification initiatives and the previously disclosed factors contributing to the continued volatility of our existing revenue streams, we are focused on maintaining quarterly segment income of $4.0 million to $6.0 million for the third and fourth quarters of 2015.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
Search and Content revenue decreased approximately $75.7 million, or 41%. Revenue from distribution partners decreased $76.9 million, or 51%, driven by decreases of $76.2 million in revenue from existing partners and $0.8 million in revenue from new partners (both defined in the table above). The decrease in distribution revenue was affected by the same factors described above that impacted the quarterly period and also included the removal of advertisements for our mobile search services as a result of our April 2014 agreement with Google and a technology change. See further discussion of such factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revenue generated by our owned and operated web properties (which includes HSW) increased $1.2 million, or 3%, primarily due to the revenue contribution from HSW and increased investment in online marketing, offset by a decrease in revenue from our legacy owned and operated web properties.
Search and Content operating income decreased approximately $18.1 million, consisting of the $75.7 million decrease in revenue, offset by a decrease of $57.7 million in operating expenses. The decrease in Search and Content segment operating expenses primarily was due to a $61.8 million, or 53%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in distribution revenue and the resulting revenue share owed to our distribution partners and decreased content costs. These decreases were offset by a $1.8 million increase in spending on online marketing, as well as increased personnel expenses primarily due to the timing of the HSW acquisition. Segment margin decreased primarily due to the same factors described above that impacted the quarterly period.
Tax Preparation

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Revenue	$30,900	$26,452	17%	$111,968	$98,731	13%
Operating income	$19,890	$17,211	16%	$64,035	$54,613	17%
Segment margin	64%	65%		57%	55%
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

(In thousands, except percentages)	Six months ended June 30,
	2015	2014	Percentage Change
Online e-files	5,158	5,189	(1)%
Desktop e-files	266	251	6%
Sub-total e-files	5,424	5,440	0%
Free File Alliance e-files (1)	177	218	(19)%
Total e-files	5,601	5,658	(1)%

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.
Three months ended June 30, 2015 compared with three months ended June 30, 2014
Tax Preparation revenue increased approximately $4.4 million primarily due to growth in revenue earned from online consumer users and increased sales of ancillary services, mostly related to bank services. Online consumer revenue grew due to an increase in average revenue per user, primarily resulting from pricing actions and their related timing when compared to the prior year, and an increase in consumer e-files in the second quarter of 2015 when compared to the second quarter of 2014.
Tax Preparation operating income increased approximately $2.7 million, consisting of the $4.4 million increase in revenue, offset by an increase of $1.8 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing campaigns for the current tax season and an increase in personnel expenses mainly due to higher headcount supporting all functions.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
Tax Preparation revenue increased approximately $13.2 million primarily due to growth in revenue earned from online consumer users, increased sales of ancillary services, mostly related to bank services, and increased sales of our professional tax preparer software. Online consumer revenue grew, despite a slight decrease in e-files, due to growth in average revenue per user, primarily resulting from pricing actions and their related timing when compared to the prior year. Revenue derived from professional tax preparers also contributed to the increase, with an increase in the number of professional preparer units sold and growth in average revenue per user.
Tax Preparation operating income increased approximately $9.4 million, consisting of the $13.2 million increase in revenue, offset by an increase of $3.8 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing campaigns for the current tax season and an increase in personnel expenses mainly due to higher headcount supporting all functions.
E-Commerce

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Revenue	$35,946	$35,299	2%	$70,958	$72,438	(2)%
Operating income	$2,624	$2,378	10%	$5,186	$5,856	(11)%
Segment margin	7%	7%		7%	8%
E-Commerce revenue growth largely is driven by our ability to increase the number of Monoprice.com orders and extend our sales channels. Order numbers represent the number of orders fulfilled directly from our warehouse in Rancho Cucamonga, California and do not include the number of orders fulfilled by our resellers. Order numbers changed as follows:

	Three months ended June 30, 2015	Six months ended June 30, 2015
Order numbers	(2)%	(7)%

Three months ended June 30, 2015 compared with three months ended June 30, 2014
E-Commerce revenue increased approximately $0.6 million, primarily due to an increase in average order value offset by a decrease in the number of orders and increased promotional discounts offered in the current period. The increase in average order value was driven by a shift in the mix of sales with a greater percentage of sales through Amazon, our primary reseller, which as well compressed order numbers and contributed to the order number decrease.
E-Commerce operating income increased approximately $0.2 million, consisting of the $0.6 million increase in revenue, offset by an increase of $0.4 million in operating expenses. The increase in E-Commerce segment operating expenses primarily was due to the increase in E-Commerce product cost of revenue, given the increase in product revenue and a shift in the mix of sales of certain products, offset by a decrease in personnel expenses. The decrease in personnel expenses was due to a $1.2 million charge in the second quarter of 2014 related to the resignation of the former President of Monoprice. Refer to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 for additional information regarding the arrangement with the former President of Monoprice.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
E-Commerce revenue decreased approximately $1.5 million, primarily due to a decrease in the number of orders and increased promotional discounts offered in the current year offset by an increase in average order value. The decrease in the number of orders primarily was driven by the impacts of inventory challenges experienced in the first quarter of 2015 due to port slowdowns as well as a shift in the mix of sales with a greater percentage of sales through Amazon, which compressed order numbers and also was the primary driver in the average order value increase.
E-Commerce operating income decreased approximately $0.7 million, consisting of the $1.5 million decrease in revenue, offset by a decrease of $0.8 million in operating expenses. The decrease in E-Commerce segment operating expenses primarily was due to decreases in personnel expenses and advertising and marketing expenses, offset by an increase in E-Commerce product cost of revenue resulting from a shift in the mix of sales of certain products. As mentioned above, the decrease in personnel expenses was due to a $1.2 million charge in the second quarter of 2014 related to the resignation of the former President of Monoprice. Advertising and marketing expenses decreased primarily due to a short-term advertising consulting arrangement that concluded in 2014.
Corporate-Level Activity

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Operating expenses	$4,314	$3,833	$481	$8,571	$7,055	$1,516
Stock-based compensation	3,348	2,958	390	6,047	6,366	(319)
Depreciation	1,509	1,414	95	2,971	2,809	162
Amortization of intangible assets	7,981	7,642	339	15,961	15,111	850
Total corporate-level activity	$17,152	$15,847	$1,305	$33,550	$31,341	$2,209
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
Three months ended June 30, 2015 compared with three months ended June 30, 2014
Operating expenses included in corporate-level activity increased primarily due to a $0.3 million increase in personnel expenses resulting from higher headcount to support operations.
Stock-based compensation increased primarily due to a net increase in stock award grants and changes in award forfeitures impacted by the timing of leadership transitions, offset by stock-based compensation on the stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014.
Depreciation was comparable to the prior period.

Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the HSW acquisition.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
Operating expenses included in corporate-level activity increased primarily due to a $0.7 million increase in personnel expenses, resulting from higher headcount to support operations, and an increase in professional services fees.
Stock-based compensation decreased primarily due to stock-based compensation on the stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014 and changes in award forfeitures impacted by the timing of leadership transitions, offset by a net increase in stock award grants in the current year.
Depreciation was comparable to the prior period.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the HSW acquisition.
OPERATING EXPENSES
Cost of Revenues

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Services cost of revenue	$30,771	$56,233	$(25,462)	$65,712	$127,526	$(61,814)
Product cost of revenue	25,255	23,137	2,118	49,355	48,166	1,189
Total cost of revenues	$56,026	$79,370	$(23,344)	$115,067	$175,692	$(60,625)
Percentage of revenues	47%	56%		39%	49%
We record the cost of revenues for services and products when the related revenue is recognized. Services cost of revenue consists of costs related to our Search and Content and Tax Preparation businesses, which include revenue sharing arrangements with InfoSpace's distribution partners, usage-based content fees, royalties, and amortization of intangibles. It also consists of costs associated with the operation of the data centers that serve our Search and Content and Tax Preparation businesses, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), bandwidth costs, cloud platform subscription fees, and depreciation. Product cost of revenue consists of costs related to our E-Commerce business, which include product costs, inbound and outbound shipping and handling costs, packaging supplies, and provisions for inventory obsolescence.
Three months ended June 30, 2015 compared with three months ended June 30, 2014
Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $25.4 million, driven by the decrease in revenue generated from, and the resulting revenue share owed to, our distribution partners and decreased content costs.
Product cost of revenue increased primarily due to the increase in E-Commerce product revenue and a shift in the mix of sales of certain products.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $61.8 million, driven by the decrease in revenue generated from, and the resulting revenue share owed to, our distribution partners and decreased content costs.
Product cost of revenue increased primarily due to a shift in the mix of sales of certain E-Commerce products.

Engineering and Technology

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Engineering and technology	$5,168	$4,817	$351	$10,385	$8,952	$1,433
Percentage of revenues	4%	3%		4%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors to augment staffing, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended June 30, 2015 compared with three months ended June 30, 2014
Engineering and technology expenses increased primarily due to a $0.7 million increase in personnel expenses mainly due to the timing of the HSW acquisition in our Search and Content segment and higher headcount in our Tax Preparation segment.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
Engineering and technology expenses increased primarily due to a $1.7 million increase in personnel expenses mainly due to the timing of the HSW acquisition in our Search and Content segment and higher headcount in our Tax Preparation segment.
Sales and Marketing

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Sales and marketing	$27,287	$22,287	$5,000	$81,483	$78,123	$3,360
Percentage of revenues	23%	16%		28%	22%
Sales and marketing expenses consist principally of marketing expenses associated with our TaxACT and Monoprice websites (which include television, radio, online, text, email, and sponsorship channels), our owned and operated web properties (which consist of traffic acquisition, including online marketing fees paid to search engines to drive traffic to an owned and operated website, agency fees, brand promotion expense, and market research expense), personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities, and fulfillment expenses primarily associated with our E-Commerce business. Fulfillment expenses include direct operating expenses (including personnel costs) related to purchasing, customer and technical support, receiving, inspection and warehouse functions, the cost of temporary help and contractors to augment staffing, and credit card processing fees.
Three months ended June 30, 2015 compared with three months ended June 30, 2014
Sales and marketing expenses increased primarily due to a net increase of $4.6 million in marketing expenses, driven by a $4.0 million increase in marketing expenses in our Search and Content segment from increased online marketing and, to a lesser extent, increased marketing campaign activity for the current tax season by our Tax Preparation segment.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
Sales and marketing expenses increased primarily due to a net increase of $3.0 million in marketing expenses, driven by a $1.8 million increase in marketing expenses in our Search and Content segment from increased online marketing and increased marketing campaign activity for the current tax season by our Tax Preparation segment. These increases were offset by decreased advertising and marketing expenses in our E-Commerce segment primarily due to a short-term advertising consulting arrangement that concluded in 2014.

General and Administrative

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
General and administrative	$11,014	$10,425	$589	$21,423	$19,057	$2,366
Percentage of revenues	9%	7%		7%	5%
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
Three months ended June 30, 2015 compared with three months ended June 30, 2014
G&A expenses increased primarily due to a $0.3 million increase in personnel expenses. The increase in personnel expenses was due to higher overall headcount to support operations and higher stock-based compensation, offset by the $1.2 million charge in the second quarter of 2014 related to the resignation of the former President of Monoprice. The higher stock-based compensation mainly related to a net increase in stock award grants and changes in award forfeitures impacted by the timing of leadership transitions, offset by stock-based compensation on the stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
G&A expenses increased primarily due to a $1.4 million increase in personnel expenses and, to a lesser extent, increases in rent and facilities expenses and professional services fees. The increase in personnel expenses was due to higher overall headcount to support operations and higher stock-based compensation, offset by the $1.2 million charge in the second quarter of 2014 related to the resignation of the former President of Monoprice. The higher stock-based compensation mainly related to a net increase in stock award grants and changes in award forfeitures impacted by the timing of leadership transitions, offset by stock-based compensation on the stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014.
Depreciation and Amortization of Intangible Assets

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Depreciation	$1,187	$1,135	$52	$2,325	$2,193	$132
Amortization of intangible assets	6,118	5,761	357	12,236	11,345	891
Total depreciation and amortization of intangible assets	$7,305	$6,896	$409	$14,561	$13,538	$1,023
Percentage of revenues	6%	5%		5%	4%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, heavy equipment, and leasehold improvements not recognized in cost of revenues. Amortization of intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended June 30, 2015 compared with three months ended June 30, 2014
Depreciation was comparable to the prior period.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the HSW acquisition.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
Depreciation was comparable to the prior period.
Amortization of intangible assets increased primarily due to amortization expense related to intangibles acquired as part of the HSW acquisition.

Other Loss, Net

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2015	2014	Change	2015	2014	Change
Interest income	$(124)	$(88)	$(36)	$(242)	$(196)	$(46)
Interest expense	2,492	2,764	(272)	5,260	5,779	(519)
Amortization of debt issuance costs	295	284	11	643	565	78
Accretion of debt discounts	958	916	42	2,089	1,822	267
Realized loss on available-for-sale investments, net	353	—	353	417	—	417
Other-than-temporary impairment loss on equity securities	964	—	964	964	—	964
Gain on third party bankruptcy settlement	(366)	(167)	(199)	(842)	(167)	(675)
Other	5	15	(10)	14	(10)	24
Other loss, net	$4,577	$3,724	$853	$8,303	$7,793	$510
Three months ended June 30, 2015 compared with three months ended June 30, 2014
The decrease in interest expense primarily related to lower balances on the Monoprice and TaxACT credit facilities.
Realized loss on available-for-sale investments, net resulted primarily from the sale of marketable equity securities.
As part of our periodic review of available-for-sale investments for impairment, we recorded an other-than-temporary impairment loss on our equity securities due to the length of time and extent to which the fair value of the securities had been less than their cost.
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
The changes in interest expense, realized loss on available-for-sale investments, net, other-than-temporary impairment loss on equity securities, and gain on third party bankruptcy settlement were affected by the same factors described above that impacted the quarterly period. In addition, the increases in amortization of debt issuance costs and accretion of debt discounts primarily related to the full repayment in March 2015 of the Monoprice 2013 credit facility's term loan, at which point the remaining unamortized debt issuance costs and debt discounts related to the term loan were written off.
Income Taxes
We recorded income tax expense of $3.3 million and $15.2 million in the three and six months ended June 30, 2015, respectively. We recorded income tax expense of $5.3 million and $19.9 million in the three and six months ended June 30, 2014, respectively. In 2015, income tax expense differed from taxes at the statutory rates primarily due to nondeductible compensation and an increase in the valuation allowance against deferred tax assets for capital losses. In 2014, income tax expense differed from taxes at the statutory rates primarily due to additional state taxes attributable to Monoprice and HSW.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA differently for this report than we have defined it in the past, due to the impairment of goodwill and intangible assets recorded in the fourth quarter of 2014. We define Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the effects of income taxes, depreciation, amortization of intangible assets, impairment of goodwill and intangible assets, stock-based compensation, and other loss, net (which primarily includes items such as interest income, interest expense, amortization of debt issuance costs, accretion of debt discounts, realized gains and losses on available-for-sale investments, impairment losses on equity investments, adjustments to contingent liabilities related to business combinations, and gain on third party bankruptcy settlement).

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$4,251	$8,737	$27,351	$34,724
Stock-based compensation	3,348	2,958	6,047	6,366
Depreciation and amortization of intangible assets	9,490	9,056	18,932	17,920
Other loss, net	4,577	3,724	8,303	7,793
Income tax expense	3,348	5,313	15,229	19,873
Adjusted EBITDA	$25,014	$29,788	$75,862	$86,676
Three months ended June 30, 2015 compared with three months ended June 30, 2014
The decrease in Adjusted EBITDA was due to a decrease in segment operating income of $7.2 million related to our Search and Content segment, offset by increases in segment operating income of $2.7 million related to growth in our Tax Preparation segment and $0.2 million related to our E-Commerce segment. Also contributing to the decrease in Adjusted EBITDA was a $0.5 million increase in corporate operating expenses not allocated to the segments mainly related to increases in personnel expenses due to higher headcount to support operations.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
The decrease in Adjusted EBITDA was due to decreases in segment operating income of $18.1 million and $0.7 million related to our Search and Content and E-Commerce segments, respectively, offset by an increase in segment operating income of $9.4 million related to growth in our Tax Preparation segment. Also contributing to the decrease in Adjusted EBITDA was a $1.5 million increase in corporate operating expenses not allocated to the segments mainly related to increases in personnel expenses (due to higher headcount to support operations) and professional services fees.
Non-GAAP net income: We define non-GAAP net income differently for this report than we have defined it in the past, due to the impairment of goodwill and intangible assets recorded in the fourth quarter of 2014 and amounts recorded in other loss, net that resulted from an other-than-temporary impairment loss recognized on equity securities in the second quarter of 2015 and adjustments related to finalizing Monoprice's 2013 federal and state tax returns in the third quarter of 2014. For this report, we define non-GAAP net income as net income, determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, impairment of goodwill and intangible assets, accretion of debt discount on the Convertible Senior Notes, other-than-temporary impairment loss on equity securities, changes in non-cash pre-acquisition liabilities, and the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these deferred tax assets will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Net income	$4,251	$8,737	$27,351	$34,724
Stock-based compensation	3,348	2,958	6,047	6,366
Amortization of acquired intangible assets	7,981	7,642	15,961	15,111
Accretion of debt discount on Convertible Senior Notes	958	890	1,898	1,764
Other-than-temporary impairment loss on equity securities	964	—	964	—
Cash tax impact of adjustments to GAAP net income	(118)	(197)	(260)	(251)
Non-cash income tax expense	2,577	3,878	10,977	16,197
Non-GAAP net income	$19,961	$23,908	$62,938	$73,911

Per diluted share:
Net income	$0.10	$0.20	$0.65	$0.79
Stock-based compensation	0.08	0.07	0.15	0.15
Amortization of acquired intangible assets	0.19	0.17	0.38	0.34
Accretion of debt discount on Convertible Senior Notes	0.02	0.02	0.05	0.04
Other-than-temporary impairment loss on equity securities	0.03	—	0.02	—
Cash tax impact of adjustments to GAAP net income	(0.00)	(0.00)	(0.01)	(0.00)
Non-cash income tax expense	0.06	0.09	0.26	0.37
Non-GAAP net income per share	$0.48	$0.55	$1.50	$1.69
Weighted average shares outstanding used in computing diluted non-GAAP net income per share and its components	41,936	43,084	41,918	43,803
Three months ended June 30, 2015 compared with three months ended June 30, 2014
The decrease in non-GAAP net income primarily was due to a decrease in segment operating income of $7.2 million related to our Search and Content segment, offset by increases in segment operating income of $2.7 million related to growth in our Tax Preparation segment and $0.2 million related to our E-Commerce segment. Also contributing to the decrease in non-GAAP net income was a $0.5 million increase in corporate operating expenses not allocated to the segments mainly related to increases in personnel expenses due to higher headcount to support operations. Offsetting the decrease in non-GAAP net income was a $0.7 million decrease in cash income tax expense mainly related to lower net income and a $0.3 million decrease in interest expense mainly related to lower balances on the Monoprice and TaxACT credit facilities.
Six months ended June 30, 2015 compared with six months ended June 30, 2014
The decrease in non-GAAP net income primarily was due to decreases in segment operating income of $18.1 million and $0.7 million related to our Search and Content and E-Commerce segments, respectively, offset by an increase in segment operating income of $9.4 million related to growth in our Tax Preparation segment. Also contributing to the decrease in non-GAAP net income was a $1.5 million increase in corporate operating expenses not allocated to the segments mainly related to increases in personnel expenses (due to higher headcount to support operations) and professional services fees and a $0.6 million increase in cash income tax expense mainly related to higher state taxes. Offsetting the decrease in non-GAAP net income was a $0.5 million decrease in interest expense mainly related to lower balances on the Monoprice and TaxACT credit facilities.
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of June 30, 2015, we had cash and marketable investments of approximately $296.9 million, consisting of cash and cash equivalents of $59.5 million and available-for-sale investments of $237.4 million. We generally invest our excess cash in high quality marketable investments. These investments include debt securities issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as insured time deposits with commercial banks, money market funds invested in securities issued by agencies of the U.S., and equity securities. A significant portion of our financial instrument investments held at June 30, 2015 had minimal default risk and short-term maturities.
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
On November 22, 2013, Monoprice entered into a credit facility agreement for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The credit facility consists of a $30.0 million revolving credit loan and, until repaid in full in 2015 as discussed below, also consisted of a $40.0 million term loan for an initial aggregate $70.0 million credit facility. The final maturity date of the credit facility is November 22, 2018. The interest rate is variable, based upon choices from which Monoprice elects. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of June 30, 2015. Monoprice initially borrowed $50.0 million under the credit facility, receiving net proceeds of approximately $49.3 million. Monoprice had net repayment activity of $12.0 million and $4.0 million during the six months ended June 30, 2015 and 2014, respectively. The 2015 net repayment activity included the full repayment of the credit facility's term loan, although amounts remain outstanding under the revolving credit loan. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On August 30, 2013, TaxACT entered into an agreement to refinance a 2012 credit facility on more favorable terms. The 2013 credit facility consists of a revolving credit commitment that reduced to $90.0 million on August 30, 2014 and will reduce to $80.0 million on August 30, 2015 and $70.0 million on August 30, 2016. The final maturity date of the 2013 credit facility is August 30, 2018. The interest rate is variable, based upon choices from which TaxACT elects. The 2013 credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of June 30, 2015. TaxACT initially borrowed approximately $71.4 million under the 2013 credit facility. TaxACT had net repayment activity of $51.9 million and $52.0 million during the six months ended June 30, 2015 and 2014, respectively. The 2015 net repayment activity included the full repayment of amounts outstanding under the credit facility. The credit facility continues to be available to TaxACT through its final maturity date. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
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

Our Board of Directors approved a stock repurchase program whereby we may purchase our common stock in open-market transactions. In May 2014, our Board of Directors increased the repurchase authorization, such that we may repurchase up to $85.0 million of our common stock, and extended the repurchase period through May 2016. During the six months ended June 30, 2015, we purchased 0.4 million shares in open-market transactions at a total cost of approximately $5.5 million and an average price of $14.55 per share, exclusive of purchase and administrative costs. During the six months ended June 30, 2014, we purchased 1.4 million shares in open-market transactions at a total cost of approximately $25.7 million and an average price of $18.05 per share, exclusive of purchase and administrative costs. As of June 30, 2015, we may repurchase an additional $30.9 million, which takes into consideration share repurchases during 2013 and 2014 of $48.6 million, of our common stock under the repurchase program. For further detail, see “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1of this report.
Contractual Obligations and Commitments
Except for the repayments on the Monoprice and TaxACT credit facilities as disclosed in "Note 6: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations and commitments specified in “Note 8: Commitments and Contingencies” in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Six months ended June 30,
	2015	2014
Net cash provided by operating activities	$34,690	$35,250
Net cash provided (used) by investing activities	13,523	(48,793)
Net cash used by financing activities	(35,159)	(46,918)
Net increase (decrease) in cash and cash equivalents	$13,054	$(60,461)
Net cash from operating activities: Net cash from operating activities consists of net income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $34.7 million and $35.3 million for the six months ended June 30, 2015 and 2014, respectively. The activity in the six months ended June 30, 2015 included approximately $3.4 million of net income (offset by non-cash adjustments) and a $31.3 million working capital contribution. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. In addition, TaxACT's seasonality provided further working capital contribution during the period, offset by higher Monoprice inventory balances due to the impacts of port slowdowns experienced through the second quarter of 2015.
The activity in the six months ended June 30, 2014 included approximately $11.1 million of net income (offset by non-cash adjustments) and a $24.1 million working capital contribution. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity, offset by reduced payable and accrual balances related to Monoprice inventory purchases and the Search and Content business' online marketing spending.
Net cash from investing activities: Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases of and proceeds from sales and maturities) related to our investments, and purchases of property and equipment and intangible assets. Our investing activities tend to fluctuate from period to period primarily based upon the level of acquisition activity.
Net cash provided by investing activities was $13.5 million for the six months ended June 30, 2015, and net cash used by investing activities was $48.8 million for the six months ended June 30, 2014. The activity in the six months ended June 30, 2015 primarily consisted of net cash inflows on our available-for-sale investments of $16.3 million offset by approximately

$2.1 million and $0.7 million in purchases of property and equipment and intangible assets, respectively. The activity in the six months ended June 30, 2014 primarily consisted of the acquisition of HSW for $44.9 million, $2.9 million in purchases of property and equipment, and net cash outlays on our available-for-sale investments of $1.0 million.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $35.2 million and $46.9 million for the six months ended June 30, 2015 and 2014, respectively. The activity for the six months ended June 30, 2015 primarily consisted of combined payments of $83.9 million on the Monoprice and TaxACT credit facilities (which included the full repayments of the Monoprice credit facility's term loan and amounts outstanding under the TaxACT credit facility), stock repurchases of $5.5 million, and $0.9 million in tax payments from shares withheld upon vesting of restricted stock units. These cash outflows were offset by approximately $32.5 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, $20.0 million in proceeds from the Monoprice credit facility, and $2.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the six months ended June 30, 2014 primarily consisted of combined payments of $60.0 million on the Monoprice and TaxACT credit facilities, stock repurchases of $25.8 million, and $1.9 million in tax payments from shares withheld upon vesting of restricted stock units. These cash outflows were offset by approximately $34.4 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, $4.0 million in proceeds from the TaxACT credit facility, and $2.4 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the six months ended June 30, 2015 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Recent Accounting Pronouncements
See “Note 2: Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the six months ended June 30, 2015. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.
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

Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
The online service, software, and e-commerce industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our competitors in such industries offer new and enhanced products and services every year. Consequently, customer expectations are constantly changing. We must successfully innovate and develop new products and features to meet evolving customer needs and demands, while continually updating our technology infrastructure. We must devote significant resources to continue to develop our skills, tools, and capabilities in order to capitalize on existing and emerging technologies. Our inability to quickly and effectively innovate our products, services, and infrastructure could harm our business and financial results.
Our products and services have historically been provided through desktop computers, but the number of people who access similar offerings through mobile devices has increased dramatically in the past few years. We have limited experience to date in mobile platform development, and our existing user experience may not be compelling on mobile devices. Given the speed at which new devices and platforms are being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on newly developed devices, and we may need to devote significant resources to the creation, support, and maintenance of new user experiences. If we are slow to develop products and services that are compatible with these new devices, particularly if we cannot do so as quickly as our competitors, our market share will decline. In addition, such new products and services may not succeed in the marketplace, resulting in lost market share, wasted development costs, and damage to our brands.
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
Our website and transaction management software, data center systems, or the systems of third-party co-location facilities and cloud service providers could fail or become unavailable or otherwise be inadequate, which could harm our reputation and result in a loss of revenues and current or potential customers.
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
Our data centers and cloud service could be susceptible to damage or disruption, which could have a material adverse effect on our business. Our Search and Content and E-Commerce businesses rely on third-party co-location facilities and cloud service providers. Although these third party services provide some redundancy, not all of our systems and operations have backup redundancy. Our TaxACT business has a disaster recovery center, but if our primary data center fails and that disaster recovery center does not fully restore the failed environments, our TaxACT business will suffer, particularly if such interruption occurs during the "tax season."
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
If the volume of traffic to our infrastructure increases substantially, we must respond in a timely fashion by expanding and upgrading our systems, which may entail upgrading our technology, transaction processing systems, and network infrastructure. Our ability to support our expansion and upgrade requirements may be constrained due to our business demands or limits of our third-party co-location facility providers and cloud service providers. Due to the number of our customers and the services that we offer, we could experience periodic capacity constraints that may cause unanticipated system disruptions, slower response times and lower levels of customer service, and limit our ability to develop, offer, or release new or enhanced products and services. Our business could be harmed if we are unable to accurately project the rate or timing of increases, if any, in the use of our services or we fail to adequately expand and upgrade our systems and infrastructure to accommodate these increases.
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
We are subject to laws, regulations, and industry rules relating to the collection, use, and security of user data. We expect regulation in this area to increase. As a result of such new regulation, our current data protection policies and practices may not be sufficient and thus may require modification. New regulations may require notification to customers or employees of a security breach, restrict our use of personal information, and hinder our ability to acquire new customers or market to existing customers. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, our compliance requirements and costs may increase. We have incurred, and may continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations.
A major breach of our systems or those of our third-party service providers may have materially negative consequences for our businesses, including possible fines, penalties and damages, reduced customer demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. We may detect, or we may receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers, our software or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited. In addition, hackers may develop and deploy viruses, worms and other malicious software programs that can be used to attack our offerings. Although we utilize network and application security measures, internal controls, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. Any such incident may materially harm our business, customer reputation and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations.
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
An important component of our strategy for future growth is to acquire new technologies and businesses. We may seek to acquire companies or assets that complement our existing businesses. We may also consider acquisitions of companies and assets that are not related to search, content, tax preparation, or e-commerce. We regularly explore such opportunities in the ordinary course of our business, and potential acquisition targets range in size from relatively small to a size comparable to or larger than our existing businesses and, therefore, may be material to our business, financial condition, and results of operations. There can be no guarantee that any of the opportunities that we evaluate will result in the purchase by us of any business or asset being evaluated, or that, if acquired, we will be able to successfully integrate such acquisition.
If we are successful in our pursuit of any acquisition opportunities, we intend to use available cash, debt and/or equity financing, and/or other capital or ownership structures designed to diversify our capital sources and attract a competitive cost of capital, all of which may change our leverage profile. There are a number of factors that impact our ability to succeed in acquiring the companies and assets we identify, including competition for these companies and assets, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our business, taking into account potential benefits of diversification or operational synergies. However, these new business additions and acquisitions involve a number of risks and may not achieve our expectations, and, therefore, we could be materially and adversely affected by any such new business additions or acquisitions. There can be no assurance that the short or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we pay or expenses we incur.
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

•
disruption of our ongoing business or the acquired business, including impairment of existing relationships with the employees, distributors, suppliers, or customers of our existing businesses or those of the acquired companies;

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
Developing or acquiring a business or technology, and then integrating it with our other operations, is complex, time consuming, and expensive. The successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and the disparate corporate cultures and/or industries being combined, may increase the difficulties of integrating an acquired technology or business. If our integration of acquired or internally developed technologies or businesses is not successful, we may experience materially adverse financial or competitive effects.
Our stock price has been highly volatile and such volatility may continue.
The trading price of our common stock has been highly volatile. Between June 30, 2013 and June 30, 2015, our closing stock price ranged from $12.88 to $29.82. On July 23, 2015, the closing price of our common stock was $15.61. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

•	actual or anticipated variations in quarterly and annual results of operations;

•	announcements of significant acquisitions, dispositions, charges, changes in or loss of material contracts and relationships, or other business developments by us, our partners, or our competitors;

•	conditions or trends in the search and content services, tax preparation, or e-commerce markets;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity issuances resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards;

•	adverse publicity (whether justified or not) with respect to our business; and

•	announcements or publicity relating to litigation or governmental enforcement actions.
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

•
the loss, termination, or reduction in scope of key search distribution relationships as a result of, for example, distribution partners licensing content directly from our Search Customers or other content providers, or any suspension by our Search Customers (particularly Google) of our right to use or distribute content on the web properties of our distribution partners;

•	the inability of any of our businesses to meet our expectations;

•	the extreme seasonality of our TaxACT business and the resulting large quarterly fluctuations in our revenues;

•	the success or failure of our strategic initiatives and our ability to implement those initiatives in a cost effective manner;

•	the mix of search services revenue generated by our owned and operated web properties versus our distribution partners’ web properties;

•	the mix of revenues generated by existing businesses, or other businesses we develop or acquire;

•	our ability and our distribution partners’ abilities to attract and retain quality traffic for our search services;

•	gains or losses driven by mark to market fair value accounting;

•	litigation expenses and settlement costs;

•	expenses incurred in finding, evaluating, negotiating, consummating, and integrating acquisitions;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	any restructuring charges we may incur;

•
any economic downturn, which may lead to lower online advertising revenue from advertisers in our Search and Content business, lower acceptance rates on premium products and services offered by our Tax Preparation business, and reduced sales for our E-Commerce business;

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
In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes (the “Notes”) due 2019. The accounting for the Notes results in our having to recognize interest expense significantly more than the stated interest rate of the Notes and may result in volatility to our financial results. Upon issuance of the Notes, we were required to establish a separate initial value for the conversion option and bifurcate this value from the value attributable to the balance of the Notes, or the debt component. As a result, for accounting purposes, we were required to treat the Notes as having been issued with a discount to their face principal amount, which is referred to as debt discount. We are accreting the debt discount to interest expense ratably over the term of the Notes, which results in an effective interest rate in our consolidated statement of comprehensive income that is in excess of the stated coupon rate of the Notes. This will reduce our earnings and could adversely affect the price at which our common stock trades, but will have no effect on the amount of cash interest paid to holders or on our cash flows.
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
The conditional conversion feature of the Notes, if triggered, and the requirement to repurchase the Notes upon a fundamental change may adversely affect our financial condition and financial results. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled, at their option, to convert the Notes at any time during specified periods. If we undergo a fundamental change (as described in the applicable Indenture), subject to certain conditions, holders of the Notes may require us to repurchase all or part of their Notes for cash at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.
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
In connection with our acquisition of Monoprice, Monoprice incurred debt under a November 2013 credit facility, of which $30.0 million remained outstanding as of June 30, 2015. In addition, as part of our acquisition of TaxACT, TaxACT incurred debt, which was refinanced with a new credit facility on August 30, 2013. As of June 30, 2015, TaxACT had available $90.0 million under the credit facility, with no amounts outstanding. The Monoprice and TaxACT credit facilities are non-recourse debts that are guaranteed by Monoprice Holdings, Inc. and TaxACT Holdings, Inc., respectively, both of which are Blucora’s direct subsidiaries. These debts may adversely affect our financial condition and future financial results by, among other things:

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
Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of June 30, 2015, Monoprice had $30.0 million outstanding under the credit facility entered into in November 2013. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we evaluate acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for acquisitions or for other business purposes, we may need to change or postpone such acquisitions or find alternative financing for them. We may seek additional funding through public or private financings, through sales of equity, or through other arrangements. Our ability to raise funds may be adversely affected by a number of factors, including factors beyond our control, such as economic conditions in the markets in which we operate and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could materially harm our business.
If others claim that our services infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.
Companies and individuals with rights relating to the technology and consumer electronics industries have frequently resorted to litigation regarding intellectual property rights. In some cases, the ownership or scope of an entity’s or person’s rights is unclear. In addition, the ownership or scope of such rights may be altered by changes in the legal landscape, such as through developments in U.S. or international intellectual property laws or regulations or through court, agency, or regulatory board decisions. These parties have in the past made and may in the future make claims against us alleging infringement of patents, copyrights, trademarks, trade secrets, or other intellectual property or proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, or require removal or redesigning of our products or services, payment of damages for infringement, or entry into royalty or licensing agreements. Our technology, services, and products may not be able to withstand any third-party claims or rights against their use. Our business could suffer if a successful claim of infringement were made against us and we could not develop non-infringing technology or content, or license the infringed or similar technology or content on a timely and cost-effective basis.
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
All of our businesses are subject to laws and regulations relating to how they conduct their operations, and we anticipate that additional applicable laws and regulations will be enacted in the future. Many of these laws and regulations restrict the operations and opportunities of our businesses and result in compliance costs. In addition, interpretations of these laws and regulations are not always clear, and failure to comply with regulatory board or court interpretations could result in liability. For example, all of our businesses have privacy compliance obligations, and any failure by us to comply with our posted privacy policies, Federal Trade Commission (“FTC”) requirements, or other privacy-related laws and regulations could result in proceedings by the FTC or others, including class action litigation, which could have a materially adverse effect on our business, results of operations, and financial condition. Additional applicable legal and regulatory requirements for each of our businesses are discussed below under the sections of these Risk Factors that are specific to those businesses. It is not possible to predict whether or when additional applicable legislation or regulation may be adopted and certain proposals, if adopted, could materially and adversely affect our business. Our failure or inability to comply with applicable laws and regulations could materially impact our operations and financial results.
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
Like many technology companies, we use stock options, restricted stock units, and other equity-based awards to recruit and retain senior level employees. With respect to those employees to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in aggregate or individually is either not deemed by the employee to be substantial enough or deemed so substantial that the employee leaves after their equity-based awards vest. If our stock price does not increase significantly above the exercise prices of our options, we may need to issue new equity-based awards in order to motivate and retain our executives. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. Additionally, there can be no assurance that any such programs, or any other incentive programs, would be successful in motivating and retaining our employees.
Restructuring and streamlining our business, including implementing reductions in workforce, discretionary spending, and other expense reductions, may harm our business.
We have in the past found and may in the future find it advisable to take measures to streamline operations and reduce expenses, including, without limitation, reducing our workforce or discontinuing products or businesses. Such measures may place significant strains on our management and employees, and could impair our development, marketing, sales, and customer support efforts. We may also incur liabilities from these measures, including liabilities from early termination or assignment of contracts, potential failure to meet obligations due to loss of employees or resources, and resulting litigation. Such effects from restructuring and streamlining could have a materially negative impact on our business and financial results.
RISKS RELATED TO OUR SEARCH AND CONTENT BUSINESS
The current challenges in the Search and Content Business may continue.
Our Search and Content business has faced significant challenges, beginning in early 2014 and continuing to the present. These challenges have resulted in significant declines in the financial results for this business, and if current trends cannot be reversed, the ability of this business to operate profitably will be significantly challenged in future periods. The continuing challenges include, among other things, limitations in our ability to monetize our mobile advertising offering as a result of changes in our agreement with Google, losses of distribution partners, and suspended or limited access to our services for certain distribution partners due to regular monitoring of policy and compliance requirements. Although we have addressed, to varying degrees, some of these challenges, we have been unable to address all of them, and additional issues have emerged, leading to continued and significant pressure on our Search and Content business. In addition, we were unable to accurately predict the long-term impact of some these challenges in 2014, and we may be unable to accurately predict the long-term impact going forward. If we are unable to successfully address our current challenges, or if new issues emerge, we are likely to see a continued material adverse effect on our Search and Content business and its financial results.
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
Recently, a larger percentage of the search business has been driven by search engine marketing efforts that drive traffic to some of our owned and operated web properties and to the web properties of some of our distribution partners. Third parties may not permit those search engine marketing efforts in the future. For example, Google has in the past limited such search engine marketing efforts by some of our competitors and has the ability, under our agreement with Google, to limit our efforts and/or the efforts of our distribution partners. If we are unable to ensure that our search engine marketing efforts meet Google's requirements, or if Google decides to otherwise limit such efforts with respect to our Search and Content business, we will likely see significant declines in the financial results of the Search and Content business.
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
Most of our search services revenue is attributable to Google, and the loss or termination of our relationship, or a payment dispute with, Google or any other significant Search Customer would materially harm our business and financial results.
If any existing or future significant Search Customer, such as Google or Yahoo!, were to substantially reduce our revenue share rates or substantially reduce, eliminate, or increase the cost of the content it provides to us or to our distribution partners, or if we were to terminate or substantially reduce the extent of our relationship with any existing or future significant Search Customer, our business results could materially suffer if we are unable to (a) promptly establish, transition to, and maintain new Search Customer relationships and adequately monetize the affected business through such relationships, or (b) promptly transition the affected business to our remaining Search Customers and adequately monetize such business through them. During the second quarter of 2015, Google accounted for approximately 31% of our total Company revenues. While Yahoo! remained an important partner, it was a much less significant source of revenue than Google during that period. If our Google relationship ended or were impaired, we believe that we could replace a portion of the lost revenue with revenue from other potential content providers. However, Google's overwhelming market dominance in the search industry means that it is unlikely that any other potential content provider would enable our Search and Content business to generate revenue that would completely offset the decline of revenue resulting from a loss or impairment of our relationship with Google. In addition, Yahoo! receives some of its algorithmic search results and paid listings from Microsoft’s Bing search service. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing were unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic search results and paid listings may be impaired. In addition, if a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.
The success of our search business depends on our ability to negotiate extensions of our Search Customer agreements on favorable terms. We recently renewed our agreement with Google, which now runs to March 31, 2017. Our agreement with Yahoo! also recently renewed and now runs to December 31, 2015. If we cannot negotiate extensions of our current agreements or new agreements on favorable terms (including revenue share rates, our continued ability to offer combined search results or advertisements from different partners as part of our metasearch service, and other operational aspects of our search services), the financial results of our search business may materially suffer.
We may be unable to successfully compete in the search market as the market shifts to mobile search.
Our search business, and that of most of our distribution partners, is primarily based on searches conducted from browsers and other applications on desktop and laptop computers. As mobile phones, tablets, and other mobile devices increase in popularity, functionality, and usage, mobile searches will constitute an increasing percentage of the search market. Because our search business has been primarily focused on the desktop and laptop markets, we may have less experience and capability in offering and monetizing mobile search services than our competitors. In addition, because we rely on our Search Customers to provide us with search results and advertisements, our ability to innovate for mobile search and to expand in that market is dependent on the cooperation of, and collaboration with, those Search Customers. Under the terms of our current agreement with Google, which took effect on April 1, 2014 and was subsequently amended, our revenue share rate with respect to Google's mobile search advertisements is significantly lower than the revenue share rate for desktop advertisements. As a result, we have increased our usage of our other current advertising solutions for mobile and/or found additional mobile advertising solutions and partners. Nonetheless, if we cannot develop services and partners that allow us to sufficiently innovate for the mobile search market and if our mobile advertising solutions monetize at a significantly lower level than our desktop advertising solutions, our ability to participate in the market shift to mobile search will be impaired, which will likely have a material adverse effect on our search business and its financial results.

Failure by us or our search distribution partners to comply with the policies promulgated by Google and Yahoo! may cause that Search Customer to temporarily or permanently suspend the use of its content or terminate its agreement with us, or may require us to modify or terminate certain distribution relationships.
If we or our search distribution partners fail to meet the policies promulgated by Google or Yahoo! for the use of their content, we may not be able to continue to use their content or provide the content to such distribution partners. Our agreements with Google and Yahoo! give them the ability to suspend the use and the distribution of their content for non-compliance with their requirements and policies and, in the case of breaches of certain other provisions of their agreements, to terminate their agreements with us immediately, regardless of whether such breaches could be cured. The terms of the Search Customer agreements with Google and Yahoo! and related requirements and policies are also subject to differing interpretations by the parties, and we have experienced situations(including recently) in which our interpretation substantially differs from that of our Search Customers. In addition, Google and Yahoo! have broad discretion, at any time, to unilaterally revise their existing requirements and policies, to implement new requirements and policies, or to change their interpretation or enforcement of existing requirements and policies. Such revisions, implementations, or changes may prohibit or severely restrict certain business methods used by our search business or those of our distribution partners, and the resulting impact could have a material adverse effect on our business and financial results.
On a number of occasions (including recently), Google and Yahoo! have suspended their content provided to our websites and the websites of our distribution partners, often without notice, when they believe that we or our distribution partners are not in compliance with their policies or are in breach of the terms of their agreements. During such suspensions, which could occur again in the future, we do not receive any revenue from any property of ours or a distribution partner that is affected by the suspended content, and the loss of such revenue could materially harm our business and financial results.
Restrictions on our ability, and the ability of our search distribution partners, to distribute, market, or offer search-related applications, products, and services may materially impact our financial results.
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
We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. Approximately 29% of our total revenues for the second quarter of 2015 came from searches conducted by end users on the web properties of our search distribution partners, and approximately 14% came from searches conducted by end users on the web properties of our top five distribution partners. Our agreements with many of our distribution partners will come up for renewal in 2015, and some of our distributors have the right to immediately terminate their agreements in the event of certain breaches or events. There can be no assurance that these relationships will continue or will be renewed on terms that are as favorable as current terms. In addition, if these larger partners violate our policies or requirements, or those of our Search Customers, we, or our Search Customers, may suspend or limit their access to our search services. We lost some of our larger distribution partners in 2014 and early 2015, either due to competition from other content providers, including our Search Customers, or due to the inability of those partners to successfully adapt to changes in the marketplace or in Search Customer policies. If we are unable to maintain relationships with our distribution partners on favorable terms, or if our distribution partners cannot or otherwise do not continue to use our search services, our business and financial results could be materially adversely affected.
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
If advertisers or our Search Customers perceive that they are not receiving quality traffic through our search services, they may reduce or eliminate their advertising through our services, withhold payment for such traffic, or restrict the traffic provided through our services, each of which could have a materially adverse impact on our business and financial results.
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
Our search services obtain content and commerce information from third parties and link users, either directly through our own websites or indirectly through the web properties of our distribution partners, to third-party webpages and content in response to search queries and other requests. These services could expose us to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by us or our distribution partners, or how the content provided by our Search Customers was obtained or provided by our Search Customers. This could subject us to legal liability for such things as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights, and product or service liability, among others. The laws or regulations of certain jurisdictions may also deem some content illegal, which also may expose us to liability. Regardless of the legal merits of any such claims, they could result in costly litigation, be time consuming to defend, and divert management’s attention and resources. If there were a determination that we had violated third-party rights or applicable law, we could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change our business practices. We are also subject to laws and regulations, both in the United States and abroad, regarding the collection and use of end user information and search related data. If we do not comply with these laws and regulations, we may be exposed to legal liability.
Although the agreements by which we obtain content contain indemnity provisions, these provisions may not cover a particular claim or type of claim or the party giving the indemnity may not have the financial resources to cover the claim. Our insurance coverage may be inadequate to cover fully the amounts or types of claims that might be made against us. In addition, we may also have an obligation to indemnify and hold harmless certain of our Search Customers or distribution partners from damages they suffer for such violations under our contracts with them. Implementing measures to reduce our exposure to such claims could require us to expend substantial resources and limit the attractiveness of our services. Any liability that we incur as a result of content we receive from third parties could materially harm our financial results.
Governmental regulation and the application of existing laws may slow business growth, increase our costs of doing business, and create potential liability.
The growth and development of the Internet has led to new laws and regulations, as well as the application of existing laws to the Internet, in both the U.S. and foreign jurisdictions. Application of these laws can be unclear. For example, it is unclear how many existing laws regulating or requiring licenses for certain businesses (such as gambling, online auctions, distribution of pharmaceuticals, alcohol, tobacco, firearms, insurance, securities brokerage, or legal services) apply to search services, online advertising, and our business. The costs of complying or failure to comply with these laws and regulations could limit our ability to operate in our market (including limiting our ability to distribute our services; conduct targeted advertising; collect, use, or transfer user information; or comply with new data security requirements), expose us to compliance costs and substantial liability, and result in costly and time-consuming litigation. We cannot predict whether or when any new legislation may be adopted or existing legislation or regulatory requirements will be deemed applicable to us, any of which could materially and adversely affect our business.
The FTC has recommended that search engine providers delineate paid-ranking search results from non-paid results. To the extent that we are required to modify presentation of search results as a result of specific regulations or requirements that may be issued in the future by the FTC or other state or federal agencies or legislative bodies with respect to the nature of such delineation or other aspects of advertising in connection with search services, revenue from the affected search engines could be materially and adversely impacted. Addressing these regulations may require us to develop additional technology or otherwise expend significant time and expense.
Due to the nature of the Internet, it is possible that governmental bodies and regulatory authorities in the United States or foreign countries might attempt to regulate Internet transmissions, through data protection laws amongst others, or institute proceedings for violations of their laws. We might unintentionally violate such laws, such laws may be modified, and new laws may be enacted in the future. Any such developments (or developments stemming from enactment or modification of other laws) could increase the costs of regulatory compliance for us or force us to change our business practices.
Some of our Search and Content properties, and those of our distribution partners, depend on search engine traffic to drive revenue, and changes in how search engines display links to those properties can negatively impact traffic to those properties and thus the revenues generated by those properties.
Some of our properties, particularly our HowStuffWorks content properties, generate a significant amount of their traffic from search engine result pages. Some of our distribution partners also have properties that generate traffic through search engine result pages. Search engines, including our Search Customers, regularly update the algorithms that power their search results. These algorithm changes can affect the placement of our web properties, or those of our partners, on search result pages, and those placement changes can have a significant impact on traffic driven through search engines, with a resulting negative impact on revenues. If we, or our partners, cannot maintain sufficiently high placement on search engine result pages, the business may be materially and adversely impacted.
RISKS RELATED TO OUR TAX PREPARATION BUSINESS
The tax preparation market is very competitive, and failure to effectively compete will adversely affect our financial results.
Our TaxACT business operates in a very competitive marketplace. There are many competing software products and online services, including two competitors who have a significant percentage of the software and online service market: Intuit’s TurboTax and H&R Block’s products and services. Our TaxACT business must also compete with alternate methods of tax preparation, including "pencil and paper" do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block, Liberty, and Jackson Hewitt. Finally, our TaxACT business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxACT’s software and services. Our financial results may materially suffer if we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers; market the software and services in a cost effective way; offer ancillary services that are attractive to users; and develop the software and services at a low enough cost to be able to offer them at a competitive price point.
The seasonality of our Tax Preparation business requires a precise development and release schedule and any delays or issues with accuracy or quality may damage our reputation and materially harm our future financial results.
Our tax preparation software and online service must be ready to launch in final form near the beginning of each calendar year to take advantage of the full tax season. We must update the code for our software and service each year to account for annual changes in tax laws and regulations. Delayed and unpredictable changes to federal and state tax laws and regulations can cause an already tight development cycle to become even more challenging. We must develop our code on a precise schedule that both incorporates all such changes and ensures that the software and service are accurate. If we are unable to meet this precise schedule and we launch our software and service late, we risk losing customers to our competitors. If we cannot develop our software with a high degree of accuracy and quality, we risk errors in the tax returns that are generated. Such errors could result in loss of reputation, lower customer retention, or legal claims and fees and payouts related to the warranty on our software and service.
The hosting, collection, use, and retention of personal customer information and data by our TaxACT business create risk that may harm our business.
Our TaxACT business collects, uses, and retains large amounts of customer personal and financial information, including information regarding income, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. Some of this personal customer information is held by third-party vendors that process certain transactions. In addition, as many of our products and services are web-based, the amount of data we store for our users on our servers (including personal information) has been increasing and will continue to increase as we further evolve our businesses. We and our vendors use security technologies to protect transactions and personal information and use security and business controls to limit access and use of personal information. However, individuals or third parties, including rogue employees, contractors, temporary workers, vendors, business partners, or hackers, may be able to circumvent these security and business measures. In addition, our clients may access our online tax preparation services from their computers and mobile devices, install and use our tax preparation software on their computers and mobile devices, and access online banking services from their computers and mobile devices. Because our business model relies on our clients’ use of their own personal computers, mobile devices, and the Internet, computer viruses and other attacks on our clients’ personal computer systems and mobile devices could create losses for our clients even without any breach in the security of our systems, and could thereby materially harm our business and our reputation.
If we are unable to develop, manage, and maintain critical third party business relationships for our TaxACT business, it may be materially and adversely affected.
Our TaxACT business is dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, and licensing partners, among others, in many areas of this business to deliver our services and products. In certain instances, the products or services provided through these third party relationships may be difficult to replace or substitute, depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. The failure of third parties to provide acceptable and high quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations, which may materially reduce our revenues and profits, cause us to lose customers, and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
In particular, our TaxACT business has relationships with banks, credit unions or other financial institutions, both as customers and as suppliers of certain critical services we offer to our other customers. If any of these institutions fail, consolidate, stop providing certain services, or institute cost-cutting efforts, our results may materially suffer and we may be unable to offer those services to our customers.
We may be unable to effectively adapt to changing government regulations relating to tax preparation, which may materially harm our operating results.
The tax preparation industry is heavily regulated at the state and federal level, and is frequently subject to significant new and revised laws and regulations. The application of these laws and regulations to our businesses is often unclear and compliance with these regulations may involve significant costs or require changes to our business practices. Any changes to our business practices that result from a change to laws or regulations, or from any change in the interpretation of a law or regulation (for example due to a court ruling or an administrative ruling or interpretation), may have a materially adverse effect on our operating results. We are also required to comply with a variety of IRS and state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in these requirements, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner.
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
We offer certain financial products related to our tax preparation software and services, and we generate some of our Tax Preparation segment revenue from such products. These products include prepaid debit cards on which a tax filer may receive his or her tax refund and the ability of certain of our users to have the fees for our services deducted from their tax refund. Any regulation of these products by state or federal governments, or any competing products offered by state and federal tax collection agencies could impact our revenue from these financial products. In addition, litigation brought by consumers or state or federal agencies relating to these products may result in additional restrictions on the offering of these products. To the extent that any additional restrictions on or legal claims with respect to the financial products offered by TaxACT restrict our ability to offer such products, our financial results may materially suffer.
Unanticipated changes in income tax rates, deduction types, or the taxation structure may adversely affect our TaxACT business.
Changes in the way that the state and federal governments structure their taxation regimes may affect our results. The introduction of a simplified or flattened taxation structure may make our services less necessary or attractive to individual filers. We also face risk from the possibility of increased complexity in taxation structures, which may encourage some of our customers to seek professional tax advice instead of using our software or services. In the event that such changes to tax structures cause us to lose market share, our results may materially suffer.
If our TaxACT business fails to process transactions effectively or fails to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be harmed.
Our TaxACT business processes a significant volume and dollar value of transactions on a daily basis, particularly during tax season. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that fraudulent activity may affect our services. In addition to any direct damages and fines that may result from any such problems, which may be substantial, a loss of confidence in our controls may materially harm our business and damage our brand. The systems supporting our business are comprised of multiple technology platforms that are difficult to scale. If we are unable to effectively manage our systems and processes we may be unable to process customer data in an accurate, reliable, and timely manner, which may materially harm our business.
RISKS RELATED TO OUR E-COMMERCE BUSINESS
The electronics and accessories market is highly competitive, and failure to effectively compete will adversely affect our financial results.
The electronics and accessories market in which our Monoprice business sells products is highly competitive. All of Monoprice’s products face competition from many sellers of similar products, some of which sellers are much larger and more well-known than Monoprice. We attempt to offer products that provide similar quality and technology as those offered by our competitors, but at a lower price, and we attempt to do so with customer service and support that equals or exceeds that of many of our competitors. Many of our competitors have significant competitive advantages over us that may materially and adversely affect our ability to successfully compete on price, quality, technology, service, or support, including larger scale, advanced research facilities, extensive experience in the industry, proprietary intellectual property, greater financial resources, more advanced and extensive supply chain and distribution capacity, better service and support capability, and stronger relationships with suppliers and resellers. If we are unable to successfully compete on price, quality, technology, service, or support, we may not be able to attract and retain customers.
We also face competition in attracting the attention of customers in a cost-effective manner. Many of our competitors have better brand recognition, have stronger distribution networks, and spend significantly more than we do on marketing efforts. Our financial results depend on our ability to effectively attract customers at a cost that allows us to continue to offer low prices and maintain our margins, and if our efforts are not effective and cost-efficient, our financial results will materially suffer.
If we fail to accurately forecast customer demand, our inventory may either exceed demand or be insufficient to meet demand, which could materially harm our financial results.
We rely on our supplier network to manufacture our products, and as a result, we must forecast demand for our products well in advance of the sale of those products when placing orders from our suppliers. If our orders exceed eventual demand, we will have excess inventory, which will increase our inventory carrying costs, may increase risk that those products will become obsolete prior to sale, and may result in write-offs and/or significant price reductions of that inventory. If our orders are insufficient to meet demand, we may not be able to adequately replace that inventory to meet all customer orders in a timely manner, resulting in back-orders, potential lost sales, and negative customer experiences. Significant failure to accurately forecast customer demand may thus materially impact our short- and long-term financial results.
Our ability to be competitive depends on our ability to introduce new and updated products with sufficient speed to satisfy customers and thus maintain and grow our market share.
The electronics and accessories market is subject to frequent new product introductions, rapid advancements in technology, changes in industry standards, and evolving consumer preferences. Many of our electronics products and accessories have short life cycles and/or must be updated frequently. Our future success depends on our ability to develop, introduce, and deliver on a timely basis, and in sufficient quantity, new products and enhancements to current products. The success of any new product or any update to a current product will depend on several factors, including our ability to:

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

If we are not successful in achieving on the foregoing factors, our offerings may not match customer demand, with the result that our inventory may become obsolete, we may not be able to maintain or grow sales, our reputation may suffer, and we may be unable to attract and retain customers.
Our ability to maintain and grow market share depends on our ability to offer quality products at price well below the average market price for such products.
We attempt to offer electronics and accessories at a price below our competitors’ prices for similar products, while still maintaining similar quality. Our ability to continue to offer quality products at lower prices depends on our ability to adequately source such products at sufficient quality, quantity, and cost and on our ability to keep other operating expenses proportionally low. Because prices for electronics and accessories tend to decline over time, our continued success will depend on our ability to offer some of our products at even lower prices in the future and on our ability to identify new products or product categories that we can offer at similar low prices. If we cannot continue to offer current products, and introduce new products, at such quality, quantity, and low cost, we will be unable to maintain or grow our revenues and our financial results may materially suffer.
We depend on international third-party manufacturers to supply our electronics and accessories and risks related to the manufacture and shipping of our products could materially and adversely affect our operations and financial results.
We outsource most of the manufacturing of our electronics and accessories to suppliers in Asia. We rely on the performance of these suppliers, and any problems with such performance could result in cost overruns, delayed deliveries, shortages, poor quality control, intellectual property issues (both theft of our intellectual property and infringement by our suppliers of the intellectual property of others), and compliance issues. Performance problems by our suppliers could result from many events, including the following: suppliers’ willful or unintentional breach of supply agreements; their failure to comply with applicable laws and regulations; labor unrest at their facilities; civil unrest; natural or human disasters at production or shipping facilities; equipment or other facility failures; their inability to acquire sufficient quantities or qualities of components or raw materials at expected prices; infrastructure problems in their countries (e.g., power or transportation infrastructure problems); their bankruptcy, insolvency, or other financial problems; and requests or requirements by their other customers that may conflict with our requirements. In addition, because most of our products are shipped from Asia, we face risks related to such shipping, including performance failures by our shipping partners and those of our suppliers, natural disasters, shipping equipment failure, and export and import regulation compliance issues. In late 2014 and early 2015, our ability to maintain adequate inventory was impacted by slowdowns in offloading container ships resulting from labor disputes. These slowdowns may continue, with the result that the impact on our ability to maintain inventory may continue.
The performance of our manufacturers, suppliers, and shippers is largely outside of our control. As the result of any performance failures, we may lose sales, or we may be required to adjust product designs, change production schedules, or develop suitable alternative contract manufacturers, suppliers, or shippers, which could result in delays in the delivery of products to our customers and/or increased costs. Any such delays, disruptions, or quality problems could adversely impact our ability to sell our products, harm our reputation, impair our customer relationships, and materially and adversely affect our operations and financial results.
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

Product liability claims or regulatory actions could materially and adversely affect our financial results or harm our reputation.
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
If our products or operations, or those of our suppliers fail to comply with domestic and international government regulations, or if these regulations result in restrictions on our business, our results could be materially and adversely impacted.
Our products and operations, and the operations of our suppliers and partners, must comply with various domestic and international laws, regulations, and standards, which are complicated and subject to interpretation. Failure by us or our partners to comply with existing or evolving laws or regulations, including export and import restrictions and barriers, or to obtain domestic or foreign regulatory approvals or certificates on a timely basis could result in restrictions on our operations or in our inability to obtain or sell certain products, with the result that our business may be materially and adversely impacted.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information regarding the Company’s stock repurchase program. Share repurchase activity during the second quarter of 2015 was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
April 1-30, 2015	—	$—	—	$32,019
May 1-31, 2015	61	$16.16	61	$31,035
June 1-30, 2015	6	$16.13	6	$30,946
Total	67	$16.16	67
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

July 30, 2015

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.1*	Blucora, Inc. 2015 Incentive Plan	S-8	May 29, 2015	99.1
10.2*	Form of Nonqualified Stock Option Grant Notice and Stock Option Agreement for Executives				X
10.3*	Form of Restricted Stock Unit Grant Notice and Restricted Stock Unit Agreement for Executives				X
31.1	Certification of Principal Executive Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended June 30, 2015, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
X

*    Indicates a management contract or compensatory plan or arrangement.