Form 10-Q
period 2015-09-30
BLUCORA, INC.
filed 2015-10-29
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 22, 2015
Common Stock, Par Value $0.0001	40,992,081

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2015	December 31, 2014
ASSETS
Current assets:
Cash and cash equivalents	$59,638	$46,444
Available-for-sale investments	232,705	254,854
Accounts receivable, net of allowance of $99 and $67	23,157	30,988
Other receivables	1,230	3,295
Inventories	33,673	29,246
Prepaid expenses and other current assets, net	10,768	13,477
Total current assets	361,171	378,304
Property and equipment, net	15,089	15,942
Goodwill, net	308,827	304,658
Other intangible assets, net	147,253	168,919
Other long-term assets	4,134	4,891
Total assets	$836,474	$872,714
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,570	$37,755
Accrued expenses and other current liabilities	18,918	21,505
Deferred revenue	6,563	7,884
Short-term portion of long-term debt, net	—	7,914
Total current liabilities	59,051	75,058
Long-term liabilities:
Long-term debt, net	30,000	85,835
Convertible senior notes, net	188,050	185,177
Deferred tax liability, net	15,024	42,963
Deferred revenue	2,382	1,915
Other long-term liabilities	6,225	2,741
Total long-term liabilities	241,681	318,631
Total liabilities	300,732	393,689
Commitments and contingencies (Note 7)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
40,951 and 40,882	4	4
Additional paid-in capital	1,506,593	1,467,658
Accumulated deficit	(970,784)	(987,524)
Accumulated other comprehensive loss	(71)	(1,113)
Total stockholders’ equity	535,742	479,025
Total liabilities and stockholders’ equity	$836,474	$872,714
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Services revenue	$45,975	$76,885	$268,819	$362,199
Product revenue, net	38,806	37,970	109,764	110,408
Total revenues	84,781	114,855	378,583	472,607
Operating expenses:
Cost of revenues:
Services cost of revenue	28,492	49,754	94,204	177,280
Product cost of revenue	28,523	25,605	77,878	73,771
Total cost of revenues	57,015	75,359	172,082	251,051
Engineering and technology	5,418	5,970	15,803	14,922
Sales and marketing	16,933	18,152	98,416	96,275
General and administrative	12,513	9,495	33,936	28,552
Depreciation	1,215	1,085	3,540	3,278
Amortization of intangible assets	5,349	6,118	17,585	17,463
Total operating expenses	98,443	116,179	341,362	411,541
Operating income (loss)	(13,662)	(1,324)	37,221	61,066
Other loss, net	(3,275)	(3,208)	(11,578)	(11,001)
Income (loss) before income taxes	(16,937)	(4,532)	25,643	50,065
Income tax benefit (expense)	6,326	2,294	(8,903)	(17,579)
Net income (loss)	$(10,611)	$(2,238)	$16,740	$32,486
Net income (loss) per share:
Basic	$(0.26)	$(0.05)	$0.41	$0.78
Diluted	$(0.26)	$(0.05)	$0.40	$0.75
Weighted average shares outstanding:
Basic	40,950	41,034	40,952	41,589
Diluted	40,950	41,034	41,911	43,303
Other comprehensive income (loss):
Net income (loss)	$(10,611)	$(2,238)	$16,740	$32,486
Unrealized gain (loss) on available-for-sale investments, net of tax	111	(1,917)	(149)	173
Foreign currency translation adjustment	(122)	—	(122)	—
Reclassification adjustment for realized (gain) loss on available-for-sale investments, net of tax, included in net income as Other loss, net	(68)	(4)	349	(4)
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale investments, included in net income as Other loss, net	—	—	964	—
Other comprehensive income (loss)	(79)	(1,921)	1,042	169
Comprehensive income (loss)	$(10,690)	$(4,159)	$17,782	$32,655
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2015	2014
Operating Activities:
Net income	$16,740	$32,486
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	9,357	8,974
Depreciation and amortization of intangible assets	27,706	27,298
Excess tax benefits from stock-based award activity	(35,612)	(29,801)
Deferred income taxes	(30,904)	(15,621)
Amortization of premium on investments, net	1,250	3,095
Amortization of debt issuance costs	943	853
Accretion of debt discounts	3,064	2,753
Realized (gain) loss on available-for-sale investments, net	312	(6)
Other-than-temporary impairment loss on equity securities	964	—
Other	161	78
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	7,740	16,212
Other receivables	2,065	4,134
Inventories	(4,427)	1,067
Prepaid expenses and other current assets	4,150	849
Other long-term assets	(219)	43
Accounts payable	(4,185)	(18,382)
Deferred revenue	(854)	(48)
Accrued expenses and other current and long-term liabilities	32,689	17,174
Net cash provided by operating activities	30,940	51,158
Investing Activities:
Business acquisition, net of cash acquired	(1,740)	(44,927)
Purchases of property and equipment	(3,115)	(4,247)
Purchases of intangible assets	(696)	—
Proceeds from sales of investments	19,246	26,620
Proceeds from maturities of investments	210,699	195,296
Purchases of investments	(209,112)	(237,063)
Net cash provided (used) by investing activities	15,282	(64,321)
Financing Activities:
Proceeds from credit facilities	20,000	4,000
Repayment of credit facilities	(83,940)	(62,000)
Stock repurchases	(7,068)	(29,923)
Excess tax benefits from stock-based award activity	35,612	29,801
Proceeds from stock option exercises	2,374	2,447
Proceeds from issuance of stock through employee stock purchase plan	1,193	1,376
Tax payments from shares withheld upon vesting of restricted stock units	(1,193)	(2,569)
Net cash used by financing activities	(33,022)	(56,868)
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net increase (decrease) in cash and cash equivalents	13,194	(70,031)
Cash and cash equivalents, beginning of period	46,444	130,225
Cash and cash equivalents, end of period	$59,638	$60,194
Supplemental disclosure of non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$515	$120
Cash paid for:
Income taxes	$1,499	$2,536
Interest	$5,536	$6,336
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: The Company and Basis of Presentation
Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates three primary businesses: an internet Search and Content business, an online Tax Preparation business, and an E-Commerce business. The Search and Content business operates through our InfoSpace LLC subsidiary (“InfoSpace”) and provides search services to users of its owned and operated and distribution partners' web properties, as well as online content. The Tax Preparation business consists of the operations of TaxACT, Inc. (“TaxACT”) and provides online tax preparation service for individuals and small businesses, tax preparation software for individuals, small businesses, and professional tax preparers, and ancillary services through its website, www.taxact.com. The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”) and sells self-branded electronics and accessories to both consumers and businesses primarily through its website, www.monoprice.com.
On July 2, 2015, TaxACT acquired all of the equity of SimpleTax Software Inc. (“SimpleTax”), a provider of online tax preparation services for individuals in Canada through its website www.simpletax.ca.
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
Use of estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities. Estimates include those used for impairment of goodwill and other intangible assets, useful lives of other intangible assets, acquisition accounting, valuation of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, the estimated allowance for obsolete, slow moving, and nonsalable inventory, internally developed software, contingent liabilities, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.
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
The Company reviews its available-for-sale investments for impairment and classifies the impairment of any individual available-for-sale investment as either temporary or other-than-temporary. The differentiating factors between temporary and other-than-temporary impairments are primarily the length of the time and the extent to which the fair value has been less than cost, the financial condition and near-term prospects of the issuer, and the intent and ability of the Company to retain its investment in the issuer for a period of time sufficient to allow for any anticipated recovery in fair value. An impairment classified as temporary is recognized in “Accumulated other comprehensive loss” on the consolidated balance sheets. An impairment classified as other-than-temporary is recognized in “Other loss, net” on the consolidated statements of comprehensive income.
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
Business combinations and intangible assets including goodwill: The Company accounts for business combinations using the acquisition method. The acquisition-date fair value of total consideration includes cash and contingent consideration. Since the Company is contractually obligated to pay contingent consideration upon the achievement of specified objectives, a contingent consideration liability is recorded at the acquisition date. The Company reviews its assumptions related to the fair value of the contingent consideration liability each reporting period and, if there are material changes, revalues the contingent consideration liability based on the revised assumptions, until such contingency is satisfied through payment upon the achievement of the specified objectives. The change in the fair value of the contingent consideration liability is recognized in “General and administrative” expense on the consolidated statements of comprehensive income for the period in which the fair value changes.
Goodwill is calculated as the excess of the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
Fair value measurements: The Company measures its cash equivalents, available-for-sale investments, and contingent consideration liability at fair value. The Company considers the carrying values of accounts receivable, other receivables, inventories, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Marketable equity securities are classified within Level 1 of the fair value hierarchy because the Company values its marketable equity securities using quoted prices in active markets for identical securities. Cash equivalents and debt securities are classified within Level 2 of the fair value hierarchy because the Company values its cash equivalents and debt securities utilizing market observable inputs. The contingent consideration liability is related to the Company's acquisition of SimpleTax and is classified within Level 3 of the fair value hierarchy because the Company values the liability utilizing significant inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment, and the discount rate. The Company accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations, as disclosed in the accounting policy “Business combinations and intangible assets including goodwill.”
Foreign currency: The financial position and operating results of the Company's foreign operations are consolidated using the local currency as the functional currency. Assets and liabilities recorded in local currencies are translated at the exchange rate on the balance sheet date, while revenues and expenses are translated at the average exchange rate for the applicable period. Translation adjustments resulting from this process are recorded in “Accumulated other comprehensive loss” on the consolidated balance sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, are recorded in “Other loss, net” on the consolidated statements of comprehensive income.
Supplier concentration risk: During the nine months ended September 30, 2015 and 2014, Monoprice inventory purchases from two key unrelated vendors accounted for 15% and 18% of Monoprice’s total inventory purchases, respectively.
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
In May 2014, the FASB issued guidance codified in ASC 606, “Revenue from Contracts with Customers,” which amends the guidance in former ASC 605 “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be achieved in a five-step process. Enhanced disclosures also will be required. This guidance is effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company currently is evaluating the impact of this guidance on its consolidated financial statements.
In April 2015, the FASB issued two separate ASUs, both of which are effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within that reporting period. Earlier adoption is permitted for both ASUs. One of these ASUs provides guidance about whether a cloud computing arrangement includes a software license, in which case the software license element should be accounted for consistent with the acquisition of other software licenses; otherwise, the arrangement should be accounted for as a service contract. This guidance may be applied either prospectively or retrospectively. The other ASU provides guidance related to the balance sheet presentation of debt issuance costs, in which those debt issuance costs should be presented as a direct deduction from the carrying amount of the recognized debt, unless the debt issuance costs relate to line-of-credit arrangements, in which case asset presentation of such debt issuance costs would still be permitted. This guidance must be applied retrospectively. The adoption of these ASUs are not expected to have a material impact on the Company's consolidated financial statements.
Note 3: Business Combinations
SimpleTax: On July 2, 2015, TaxACT acquired all of the equity of SimpleTax, a provider of online tax preparation services for individuals in Canada, for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period. The estimated fair value of the contingent consideration as of the acquisition date was C$4.1 million ($3.3 million). See “Note 5: Fair Value Measurements” for additional information related to the fair value measurement of the contingent consideration.
The acquisition of SimpleTax is strategic to TaxACT and intended to expand its operations. SimpleTax is included in the Tax Preparation segment. Intangible assets acquired amounted to approximately C$1.2 million ($0.9 million), consisting of customer relationships and proprietary technology both of which have finite lives. Identifiable net liabilities assumed were not material. Goodwill amounted to C$5.6 million ($4.5 million). Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.
HSW: On May 30, 2014, InfoSpace acquired HSW, a provider of online content, for $44.9 million in cash, which was funded from available cash. The acquisition of HSW is strategic to InfoSpace and intended to expand its operations. HSW is included in the Search and Content segment. The identifiable net assets acquired amounted to approximately $4.5 million, consisting primarily of marketable equity securities, and intangible assets acquired amounted to approximately $25.4 million, consisting of $18.2 million in content, $1.3 million in proprietary technology, and $5.9 million in trade names. The Company estimates the economic lives of the content and proprietary technology to be 10 years and 4 years, respectively, and the trade names are estimated to have indefinite lives. Goodwill amounted to $15.1 million and is expected to be deductible for income tax purposes. Goodwill consists largely of the ability to attract new customers through utilization of current content and to develop new content post-acquisition, neither of which qualify for separate recognition. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.
Note 4: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

		Search and Content	Tax Preparation	E-Commerce	Total
Goodwill as of	December 31, 2014	$59,912	$188,541	$56,205	$304,658
Addition		—	4,473	—	4,473
Foreign currency translation adjustment		—	(304)	—	(304)
Goodwill as of	September 30, 2015	$59,912	$192,710	$56,205	$308,827
The goodwill addition related to the acquisition of SimpleTax as described in “Note 3: Business Combinations.”
Intangible assets other than goodwill consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$132,791	$(66,056)	$66,735	$132,500	$(50,075)	$82,425
Technology	45,372	(41,522)	3,850	44,805	(35,649)	9,156
Content	18,200	(2,427)	15,773	18,200	(1,061)	17,139
Other	6,667	(6,667)	—	6,667	(6,667)	—
Total definite-lived intangible assets	203,030	(116,672)	86,358	202,172	(93,452)	108,720
Indefinite-lived intangible assets:
Trade names	60,199	—	60,199	60,199	—	60,199
Internet domain names	696	—	696	—	—	—
Total indefinite-lived intangible assets	60,895	—	60,895	60,199	—	60,199
Total	$263,925	$(116,672)	$147,253	$262,371	$(93,452)	$168,919
The additions to customer relationships and technology were related to the acquisition of SimpleTax as described in “Note 3: Business Combinations.”
Amortization expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Statement of comprehensive income line item:
Services cost of revenue	$1,911	$1,875	$5,636	$5,641
Amortization of intangible assets	5,349	6,118	17,585	17,463
Total	$7,260	$7,993	$23,221	$23,104
Expected amortization of definite-lived intangible assets held as of September 30, 2015 is presented in the table below (in thousands):

	2015	2016	2017	2018	2019	Thereafter	Total
Services cost of revenue	$1,910	$810	$189	$94	$—	$—	$3,003
Amortization of intangible assets	4,316	17,247	17,197	17,012	16,879	10,704	83,355
Total	$6,226	$18,057	$17,386	$17,106	$16,879	$10,704	$86,358

The weighted average amortization periods for definite-lived intangible assets are as follows: 53 months for customer relationships, 14 months for technology, 104 months for content, and 61 months for total definite-lived intangible assets.
Note 5: Fair Value Measurements
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2015	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S. government securities	$3,000	$—	$3,000	$—
Money market and other funds	4,285	—	4,285	—
Commercial paper	18,398	—	18,398	—
Time deposits	249	—	249	—
Total cash equivalents	25,932	—	25,932	—
Available-for-sale investments:
Debt securities:
U.S. government securities	97,098	—	97,098	—
Commercial paper	13,694	—	13,694	—
Time deposits	19,734	—	19,734	—
Taxable municipal bonds	101,857	—	101,857	—
Total debt securities	232,383	—	232,383	—
Equity securities	322	322	—	—
Total available-for-sale investments	232,705	322	232,383	—
Total assets at fair value	$258,637	$322	$258,315	$—

Contingent consideration liability	$3,052	$—	$—	$3,052
Total liabilities at fair value	$3,052	$—	$—	$3,052

		Fair value measurements at the reporting date using
	December 31, 2014	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$8,490	$—	$8,490	$—
Time deposits	1,242	—	1,242	—
Taxable municipal bonds	4,754	—	4,754	—
Total cash equivalents	14,486	—	14,486	—
Available-for-sale investments:
Debt securities:
U.S. government securities	100,818	—	100,818	—
International government securities	6,560	—	6,560	—
Commercial paper	24,589	—	24,589	—
Time deposits	30,759	—	30,759	—
Corporate bonds	1,528	—	1,528	—
Taxable municipal bonds	87,366	—	87,366	—
Total debt securities	251,620	—	251,620	—
Equity securities	3,234	3,234	—	—
Total available-for-sale investments	254,854	3,234	251,620	—
Total assets at fair value	$269,340	$3,234	$266,106	$—
The Company also had financial instruments that were not measured at fair value. See “Note 6: Debt” for details.
A reconciliation of changes in Level 3 items measured at fair value on a recurring basis was as follows (in thousands):

September 30, 2015
Contingent consideration liability:
Beginning balance	$—
Initial estimate upon acquisition	3,274
Foreign currency translation adjustment	(222)
Ending balance	$3,052
The contingent consideration liability is related to the Company's acquisition of SimpleTax (see “Note 3: Business Combinations”), and the related payments are expected to occur annually beginning in 2017 and continuing through 2019. As of September 30, 2015, the Company could be required to pay up to an undiscounted amount of $3.4 million. The Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated revenues would decrease the fair value of the contingent consideration liability, while a decrease in the discount rate would increase the fair value of the contingent consideration liability. As of September 30, 2015, the Company recorded the entire contingent consideration liability in “Other long-term liabilities” on the consolidated balance sheets.

The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance at September 30, 2015
Debt securities	$232,330	$67	$(14)	$232,383
Equity securities	296	26	—	322
Total	$232,626	$93	$(14)	$232,705
Balance at December 31, 2014
Debt securities	$251,673	$16	$(69)	$251,620
Equity securities	4,312	—	(1,078)	3,234
Total	$255,985	$16	$(1,147)	$254,854
The contractual maturities of the debt securities classified as available-for-sale at September 30, 2015 and December 31, 2014 were less than one year.
The Company's equity securities consist of a single holding in a publicly-traded company. During the nine months ended September 30, 2015, the Company recorded a $1.0 million other-than-temporary impairment loss on its equity securities due to the length of time and extent to which the fair value had been less than cost. The impairment loss was recognized in “Other loss, net” on the consolidated statements of comprehensive income. During the three months ended December 31, 2014, the Company's equity securities were in an unrealized loss position for the first time, and, at that time, the Company had considered such position to be temporary.
Note 6: Debt
The Company’s debt consisted of the following (in thousands):

	September 30, 2015			December 31, 2014
	Principal amount	Unamortized discount	Net carrying value	Principal amount	Unamortized discount	Net carrying value
Monoprice 2013 credit facility	$30,000	$—	$30,000	$42,000	$(191)	$41,809
TaxACT 2013 credit facility	—	—	—	51,940	—	51,940
Convertible Senior Notes	201,250	(13,200)	188,050	201,250	(16,073)	185,177
Total debt	$231,250	$(13,200)	$218,050	$295,190	$(16,264)	$278,926
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
Monoprice initially borrowed $50.0 million under the credit facility, from both the revolving credit loan and the term loan. Monoprice had net repayment activity of $12.0 million and $6.0 million during the nine months ended September 30, 2015 and 2014, respectively. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). In accordance with this provision, Monoprice repaid the outstanding amount under the term loan in full in 2015, which was included in the net repayment activity for 2015 and resulted in the write-down of the remaining unamortized discount and debt issuance costs related to the term loan. Amounts remained outstanding under the revolving credit loan, which continues to be available to Monoprice through its final maturity date. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable as of the end of each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly in arrears. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of September 30, 2015, Monoprice was in compliance with all of the financial and operating covenants. As of September 30, 2015, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
TaxACT 2013 credit facility: On August 30, 2013, TaxACT entered into an agreement with a syndicate of lenders to refinance a 2012 credit facility on more favorable terms. The 2013 credit facility consists of revolving credit loans, up to $10.0 million in swingline loans, and up to $5.0 million under a letter of credit, which in the aggregate represented a $100.0 million revolving credit commitment that reduced to $80.0 million on August 30, 2015 and will reduce to $70.0 million on August 30, 2016. The final maturity date of the credit facility is August 30, 2018. TaxACT’s obligations under the credit facility are guaranteed by TaxACT Holdings, Inc. and are secured by the assets of the TaxACT business.
TaxACT initially borrowed approximately $71.4 million under the 2013 credit facility. TaxACT had net repayment activity of $51.9 million and $52.0 million during the nine months ended September 30, 2015 and 2014, respectively. TaxACT has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $3.0 million or any whole multiple of $1.0 million in excess thereof. In accordance with this provision, TaxACT repaid the outstanding amount under the credit facility in full in 2015, which was included in the net repayment activity for 2015. The credit facility continues to be available to TaxACT through its final maturity date. The interest rate on amounts borrowed under the credit facility is variable, based upon, at the election of TaxACT, either LIBOR plus a margin of between 1.75% and 2.5%, or a Base Rate plus a margin of between 0.75% and 1.5%, and payable as of the end of each interest period. In each case, the applicable margin within the range depends upon TaxACT’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of September 30, 2015, the Company was in compliance with all of the financial and operating covenants.
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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of September 30, 2015, the Notes were not convertible.

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
The following table sets forth total interest expense related to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Contractual interest expense (Cash)	$2,138	$2,138	$6,415	$6,415
Amortization of debt issuance costs (Non-cash)	249	232	735	684
Accretion of debt discount (Non-cash)	975	907	2,873	2,671
Total interest expense	$3,362	$3,277	$10,023	$9,770
Effective interest rate of the liability component	7.32%	7.32%	7.32%	7.32%
The fair value of the principal amount of the Notes as of September 30, 2015 was $192.3 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
Note 7: Commitments and Contingencies
Except for the additions related to the contingent consideration liability for the SimpleTax acquisition as disclosed in “Note 3: Business Combinations” and the operating lease for the E-Commerce Kentucky warehouse, as well as the debt repayments as disclosed in “Note 6: Debt,” there have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations and commitments specified in “Note 8: Commitments and Contingencies” in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.
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

On March 5, 2015, Remigius Shatas filed a shareholder derivative action against Andrew Snyder, a director of the Company, certain companies affiliated with Mr. Snyder, as well as nominal defendant Blucora, in the Superior Court of the State of Washington in and for King County.  Although the Company is a nominal defendant, the plaintiff purports to bring the action on behalf of the Company and thus does not seek monetary damages from the Company.  Instead, the plaintiff alleges improper use of inside information in certain sales of the Company's common stock and seeks to recover from Andrew Snyder and those companies affiliated with Mr. Snyder profits resulting from those allegedly improper sales. On May 15, 2015, the court granted the Company's motion to dismiss the Complaint based on the plaintiffs’ failure to file this matter in the proper court. Subsequently, the plaintiff moved for reconsideration of the Superior Court's decision to grant the motion to dismiss, and on June 5, 2015, that motion for reconsideration was denied.  On June 30, 2015, the plaintiff filed a Notice of Appeal with the Superior Court, indicating plaintiff's intention to appeal to the Washington Court of Appeals, Division I. On September 14, 2015, the plaintiff filed a motion with the Washington Court of Appeals to add an additional plaintiff, which the court subsequently denied on October 19, 2015.  Plaintiff filed its appellant brief on September 25, 2015, and the Company filed its response on October 26, 2015, as well as a Motion on the Merits to Affirm on the grounds that the plaintiff lacked standing at all points relevant to the lawsuit. The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under these indemnification agreements and applicable Delaware law.
Note 8: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units (“RSUs”), and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Cost of revenues	$48	$101	$155	$373
Engineering and technology	509	568	1,315	1,312
Sales and marketing	457	74	1,405	1,715
General and administrative	2,296	1,865	6,482	5,574
Total	$3,310	$2,608	$9,357	$8,974
Excluded and capitalized as part of internal-use software	$7	$26	$68	$80
In May 2012, the Company granted 190,000 stock options to certain employees who perform acquisition-related services. The vesting of such options were predicated on completing “qualified acquisitions” under the terms of the options. The completion of the HSW acquisition on May 30, 2014 constituted a qualified acquisition under such terms, resulting in a charge of $0.3 million to stock-based compensation expense (reflected in “General and administrative” expense) in the nine months ended September 30, 2014.

Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Stock options exercised	25	74	245	214
RSUs vested	40	79	209	284
Shares purchased pursuant to ESPP	51	49	103	85
Total	116	202	557	583
Stock repurchase program: In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company may purchase its common stock in open-market transactions. In May 2014, the Board of Directors increased the repurchase authorization, such that the Company may repurchase up to $85.0 million of its common stock, and extended the repurchase period through May 2016. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the nine months ended September 30, 2015, the Company purchased 0.5 million shares in open-market transactions at a total cost of approximately $7.0 million and an average price of $14.46 per share, exclusive of purchase and administrative costs. During the nine months ended September 30, 2014, the Company purchased 1.7 million shares in open-market transactions at a total cost of approximately $29.9 million and an average price of $17.68 per share, exclusive of purchase and administrative costs. As of September 30, 2015, the Company may repurchase an additional $29.4 million, which takes into consideration share repurchases during 2013 and 2014 of $48.6 million, of its common stock under the repurchase program.
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
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Revenues:
Search and Content	$43,100	$74,416	$153,976	$260,999
Tax Preparation	2,875	2,469	114,843	101,200
E-Commerce	38,806	37,970	109,764	110,408
Total revenues	84,781	114,855	378,583	472,607
Operating income (loss):
Search and Content	4,533	12,709	19,745	45,971
Tax Preparation	(2,542)	(1,859)	61,493	52,754
E-Commerce	2,188	3,336	7,374	9,192
Corporate-level activity	(17,841)	(15,510)	(51,391)	(46,851)
Total operating income (loss)	(13,662)	(1,324)	37,221	61,066
Other loss, net	(3,275)	(3,208)	(11,578)	(11,001)
Income tax benefit (expense)	6,326	2,294	(8,903)	(17,579)
Net income (loss)	$(10,611)	$(2,238)	$16,740	$32,486

The E-Commerce segment sells a variety of products; however, due to product category evolution, a consistent taxonomy is not available, thus disclosure of revenues by major product category is currently impracticable.
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
Weighted average shares were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Weighted average common shares outstanding, basic	40,950	41,034	40,952	41,589
Dilutive potential common shares	—	—	959	1,714
Weighted average common shares outstanding, diluted	40,950	41,034	41,911	43,303
Shares excluded	6,195	5,302	2,950	940
Shares excluded primarily related to shares excluded due to the antidilutive effect of a net loss (for the three months ended September 30, 2015 and 2014), stock options with an exercise price greater than the average price during the applicable periods, and awards with performance conditions not completed during the applicable periods (for 2014).
As more fully discussed in “Note 6: Debt,” in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeds the conversion price of the Notes, which did not occur during the three months ended September 30, 2015 and 2014.
Note 11: Subsequent Events
Acquisition: On October 14, 2015, the Company entered into a Stock Purchase Agreement (the “Purchase Agreement”) to acquire 100% of the outstanding capital stock of HDV Holdings, Inc., which is the holding company for the group of companies that comprise the HD Vest Financial Services® business (“HD Vest”). HD Vest provides wealth management and advisory solutions specifically for tax professionals and is expected to be synergistic with TaxACT as a result of cross-selling opportunities and an expanded addressable market for both HD Vest and TaxACT. In connection with the acquisition, certain members of HD Vest management will roll over a portion of the proceeds they would have otherwise received at the closing into shares of the acquisition subsidiary through which the Company intends to consummate the purchase of HD Vest. A portion of those shares will be sold to the Company in exchange for a promissory note. After giving effect to the purchase of the rollover shares for the promissory note, it is expected that the Company will indirectly own approximately 97% of HDV Holdings, Inc., with the remaining 3% non-controlling ownership interest held collectively by the rollover management members and subject to put and call arrangements exercisable beginning in 2019.
The total consideration payable is $580.0 million in cash, subject to certain adjustments for working capital, cash retained by HD Vest, and the non-controlling ownership interest retained by certain HD Vest management members. Of the total consideration payable, the $5.8 million promissory note will be paid over a three-year period, with 50% paid in year one, 40% paid in year two, and 10% paid in year three. The Company also agreed to pay additional consideration of up to $20.0 million that is contingent upon HD Vest achieving certain Adjusted EBITDA targets for 2015. The purchase price is expected to be funded by a combination of cash on hand and committed credit facilities.
In connection with the Purchase Agreement, the Company entered into a debt financing commitment letter with a financial institution, under which the financial institution has committed to arrange and provide a $400.0 million first lien term loan facility and a $25.0 million revolving credit facility. Interest will be payable quarterly.

The acquisition, which is expected to close in late 2015 or early 2016, is subject to certain closing conditions, including regulatory conditions, retention of a certain number of financial advisors and a certain level of assets under administration or management, retention of the HD Vest Chief Executive Officer or certain other management members, the absence of any material adverse effect, and other customary closing conditions. Either party may terminate the Purchase Agreement upon an uncured breach, in certain circumstances, or if the acquisition has not closed by March 7, 2016. In addition, the seller may terminate the Purchase Agreement if the Company fails to close within three business days following the Company's receipt of notice from the seller of the satisfaction or waiver of all closing conditions, in which case the Company would be required to pay the seller a termination fee of $40.0 million (if the seller terminates the Purchase Agreement in 2015) or $50.0 million (if the seller terminates the Purchase Agreement in 2016).
Through the nine months ended September 30, 2015, the Company incurred transaction costs of $1.3 million. The Company expects to incur up to an additional $9.6 million in transaction costs and $13.4 million in debt issuance costs on the closing date.
Business divestitures and chief executive officer departure: On October 14, 2015, the Company announced plans to explore the divestitures of the Search and Content and E-Commerce segments and the departure of its chief executive officer once a permanent successor has been identified. The Company expects that these divestitures will be substantially completed by June 30, 2016. The Company expects to incur separation costs of approximately $1.6 million pursuant to the chief executive officer's existing employment agreement and employee-related business exit costs of approximately $3.3 million, with the majority of these combined costs to be recorded in the fourth quarter of 2015 and the first quarter of 2016.
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
Overview
Blucora (the “Company”, “Blucora”, or “we”) operates a portfolio of internet businesses: an internet Search and Content business, an online Tax Preparation business, and an E-Commerce business. The Search and Content business, InfoSpace, provides search services to users of our owned and operated and distribution partners' web properties, as well as online content. The Tax Preparation business consists of the operations of TaxACT and provides online tax preparation service for individuals and small businesses, tax preparation software for individuals and professional tax preparers, and ancillary services. The E-Commerce business consists of the operations of Monoprice and sells self-branded electronics and accessories to both consumers and businesses.
Strategic Transformation
On October 14, 2015, we announced our plans for a strategic transformation of the Company to focus on the financial services and technology market. This transformation consists of plans to acquire the HD Vest Financial Services® business (“HD Vest”) and to divest of our Search and Content and E-Commerce segments. The transformation will result in fewer support requirements and, therefore, reduced corporate operating expenses. We also expect to shift our capital allocation priorities to pay down debt upon divesting our Search and Content and E-Commerce segments and to eventually return capital to shareholders in the form of share repurchases and/or dividends, with a goal to begin returning that capital by early 2017. The elements of our strategic transformation are described in more detail below.
Acquisition: On October 14, 2015, we entered into an agreement to acquire 100% of the outstanding capital stock of the holding company for HD Vest. HD Vest provides wealth management and advisory solutions specifically for tax professionals and is expected to be synergistic with TaxACT as a result of cross-selling opportunities and an expanded addressable market for both HD Vest and TaxACT. In connection with the acquisition, certain members of HD Vest management will roll over a portion of the proceeds they would have otherwise received at the closing into shares of the acquisition subsidiary through which we intend to consummate the purchase of HD Vest. A portion of those shares will be sold to us in exchange for a promissory note. After giving effect to the purchase of the rollover shares for the promissory note, we expect to indirectly own approximately 97% of the holding company for HD Vest, with the remaining 3% non-controlling ownership interest held collectively by the rollover management members and subject to put and call arrangements exercisable beginning in 2019.
We will pay $580.0 million in cash, subject to certain adjustments for working capital, cash retained by HD Vest, and the non-controlling ownership interest retained by certain HD Vest management members, of which $5.8 million will be paid pursuant to the promissory note over a three-year period, with 50% paid in year one, 40% paid in year two, and 10% paid in year three. We also agreed to pay additional consideration of up to $20.0 million that is contingent upon HD Vest achieving certain Adjusted EBITDA targets for 2015. The purchase price is expected to be funded by a combination of cash on hand and committed credit facilities.
In connection with the acquisition, we entered into a debt financing commitment letter with a financial institution, under which the financial institution has committed to arrange and provide a $400.0 million first lien term loan facility and a $25.0 million revolving credit facility. Interest will be payable quarterly.
The acquisition, which is expected to close in late 2015 or early 2016, is subject to certain closing conditions. If we fail to close within three business days following our receipt of notice from the seller of the satisfaction or waiver of all closing conditions, the seller may terminate the agreement, and we would be required to pay the seller a termination fee of $40.0 million (if the seller terminates the agreement in 2015) or $50.0 million (if the seller terminates the agreement in 2016).
Through the nine months ended September 30, 2015, we incurred transaction costs of $1.3 million. We expect to incur up to an additional $9.6 million in transaction costs and $13.4 million in debt issuance costs on the closing date.
For a discussion of the risks associated with this pending acquisition, see the section in our Risk Factors (Part II Item 1A of this quarterly report) under the heading “Risks Related to our Pending Transaction with HD Vest.”
Business divestitures and chief executive officer departure: On October 14, 2015, we announced plans to explore the divestitures of the Search and Content and E-Commerce segments and the departure of our chief executive officer once a permanent successor has been identified. We expect that these divestitures will be substantially completed by June 30, 2016. We expect to incur separation costs of approximately $1.6 million pursuant to the chief executive officer's existing employment agreement and employee-related business exit costs of approximately $3.3 million, with the majority of these combined costs to be recorded in the fourth quarter of 2015 and the first quarter of 2016.
For a discussion of the risks associated with this pending acquisition, see the section in our Risk Factors (Part II Item 1A of this quarterly report) under the heading “Risks Related to our Proposed Divestitures of our Search and Content and E-Commerce Businesses.”
Our Businesses
Search and Content
Our Search and Content segment, InfoSpace, provides search services to users of our owned and operated and distribution partners' web properties, as well as online content. These search services generally involve the generation and display of a set of hyperlinks to websites deemed relevant to search queries entered by users, predominantly from desktop and laptop computers. In addition to these algorithmic search results, paid listings generally are displayed in response to search queries. Search services provided through our owned and operated web properties include services through websites such as Dogpile.com, WebCrawler.com, and HowStuffWorks.com. Search services provided to our distribution partners include services to a network of approximately 100 distribution partners through the web properties of those distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner.

The Search and Content segment's revenue primarily consists of advertising revenue generated through end-users clicking on paid listings included in the search results display, as well as from advertisements appearing on our HowStuffWorks.com website. The paid listings, as well as algorithmic search results, primarily are supplied by Google, Yahoo!, and Bing, whom we refer to as “Search Customers.” When a user submits a search query through one of our owned and operated or distribution partner sites and clicks on a paid listing displayed in response to the query, the Search Customer bills the advertiser that purchased the paid listing directly and shares a portion of its related paid listing fee with us. If the paid listing click occurred on one of our distribution partners' web properties, we pay a significant share of our revenue to the distribution partner. Revenue is recognized in the period in which such clicks on paid listings occur and is based on the amounts earned by and ultimately remitted to us by our Search Customers.
We derive a significant portion of our revenue from Google, and we expect this concentration to continue while we own this business. For the three and nine months ended September 30, 2015, Search and Content revenue from Google accounted for approximately 67% and 70%, respectively, of our Search and Content segment revenue and 34% and 29%, respectively, of our total Company revenue. For further discussion of this concentration risk, see the paragraph in our Risk Factors (Part II Item 1A of this quarterly report) under the heading “Most of our search services revenue is attributable to Google, and the loss or termination of our relationship, or a payment dispute with, Google or any other significant Search Customer would materially harm our business and financial results.”
Tax Preparation
Our TaxACT business consists of an online tax preparation service for individuals and small businesses, tax preparation software for individuals, small businesses, and professional tax preparers, and ancillary services. TaxACT generates revenue primarily through its online service at www.taxact.com. The TaxACT business’s basic federal tax preparation online software service is “free for everyone,” meaning that any taxpayer can use the services to e-file his or her federal income tax return without paying for upgraded services and may do so for every form that the IRS allows to be e-filed. This free offer differentiates TaxACT’s offerings from many of its competitors who limit their free software and/or services offerings to certain categories of customers or certain forms. The TaxACT business generates revenue from a percentage of these “free” users who purchase a state form or choose to upgrade for a fee to the Deluxe or Ultimate offering, which includes additional support, tools, or state forms in the case of the Ultimate offering. In addition, revenue is generated from the sale of ancillary services, which include, among other things, tax preparation support services, data archive services, bank services (including reloadable pre-paid debit card services), and additional e-filing services. TaxACT is the recognized value player in the digital do-it-yourself space, offering comparable software and/or services at a lower cost to the end user compared to larger competitors. This, coupled with its “free for everyone” offer, provides TaxACT a valuable marketing position. TaxACT’s professional tax preparer software allows professional tax preparers to file individual returns for their clients. Revenue from professional tax preparers historically has constituted a relatively small percentage of the TaxACT business’s overall revenue and requires relatively modest incremental development costs as the professional tax preparer software is substantially similar to the consumer-facing software and online service.
E-Commerce
Our E-Commerce business, Monoprice, is an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offers its products for sale through the www.monoprice.com website, where the majority of our E-Commerce revenue is derived, and fulfills those orders from our warehouses in Rancho Cucamonga, California and Hebron, Kentucky, the latter of which commenced operations in September 2015. We also sell our products through reseller and marketplace agreements. Monoprice has built a well-respected brand by delivering products with quality on par with well-known national brands, selling these products at prices far below the prices for those well-known brands, and providing top-tier service and rapid product delivery. Monoprice has developed an efficient product cost structure that is enabled by a direct import supply chain solution that eliminates traditional layers of mark-ups imposed by intermediaries. Consumers are able to access and purchase products 24 hours a day from the convenience of a computer or a mobile device. Monoprice’s team of customer service representatives assists customers primarily by online chat or email. Nearly all sales are to customers located in the United States.
Acquisitions
On July 2, 2015, TaxACT acquired all of the equity of SimpleTax for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period. SimpleTax is included in the Tax Preparation segment and our financial results beginning on July 2, 2015, the acquisition date.

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
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Services revenue	$45,975	$76,885	(40)%	$268,819	$362,199	(26)%
Product revenue, net	38,806	37,970	2%	109,764	110,408	(1)%
Total revenues	$84,781	$114,855	(26)%	$378,583	$472,607	(20)%
Operating income (loss)	$(13,662)	$(1,324)	932%	$37,221	$61,066	(39)%
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Total revenues decreased approximately $30.1 million due to a decrease of $31.3 million in revenue related to our Search and Content business, offset by increases of $0.8 million in product revenue from our E-Commerce business and $0.4 million in revenue related to our Tax Preparation business.
Operating loss increased approximately $12.3 million, consisting of the $30.1 million decrease in revenue and offset by a $17.7 million decrease in operating expenses. Key changes in operating expenses were:

•
$23.1 million decrease in the Search and Content segment’s operating expenses, primarily due to lower revenue share owed to our distribution partners resulting from the decrease in distribution revenue and decreased content costs, as well as lower spending on online marketing.

•	$1.1 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher personnel expenses resulting from increased headcount.

•
$2.0 million increase in the E-Commerce segment's operating expenses, primarily due to higher E-Commerce product cost of revenue, resulting from the increase in product revenue and a shift in the mix of sales of certain products, offset by lower advertising and marketing expenses.

•
$2.3 million increase in corporate-level expense activity, primarily due to higher professional services fees mainly from acquisition-related activity, higher personnel expenses resulting from increased headcount to support operations, and higher stock-based compensation mainly related to a net increase in stock award grants, offset by lower amortization expense associated with concluding the useful life of certain Monoprice acquisition-related intangible assets during 2015.

Segment results are discussed in the next section.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Total revenues decreased approximately $94.0 million due to decreases of $107.0 million in revenue related to our Search and Content business and $0.6 million in product revenue from our E-Commerce business, offset by an increase of $13.6 million in revenue related to our Tax Preparation business.

Operating income decreased approximately $23.8 million, consisting of the $94.0 million decrease in revenue and offset by a $70.2 million decrease in operating expenses. Key changes in operating expenses were:

•
$80.8 million decrease in the Search and Content segment’s operating expenses, primarily due to lower revenue share owed to our distribution partners resulting from the decrease in distribution revenue and decreased content costs, offset by higher personnel expenses primarily resulting from the timing of the HSW acquisition.

•
$4.9 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher personnel expenses resulting from increased headcount and increased spending on marketing campaigns for the current tax season.

•
$1.2 million increase in the E-Commerce segment's operating expenses, primarily due to higher E-Commerce product cost of revenue resulting from a shift in the mix of sales of certain products, offset by lower advertising and marketing expenses and lower personnel expenses, primarily resulting from a charge in the second quarter of 2014 related to the resignation of the former President of Monoprice.

•
$4.5 million increase in corporate-level expense activity, primarily due to higher professional services fees mainly from acquisition-related activity, higher personnel expenses resulting from increased headcount to support operations, and higher stock-based compensation due to a net increase in stock award grants, offset by stock-based compensation on the stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014.

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
Search and Content

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Revenue	$43,100	$74,416	(42)%	$153,976	$260,999	(41)%
Operating income	$4,533	$12,709	(64)%	$19,745	$45,971	(57)%
Segment margin	11%	17%		13%	18%
Our ability to increase Search and Content revenue is dependent on our ability to attract and retain distribution partners and users of our owned and operated web properties, which relies on providing search services that align with our Search Customers' preferences. In addition, revenue growth will be dependent upon investments that grow the audience for our owned and operated sites, including HowStuffWorks.com, by leveraging owned and licensed content to create unique and engaging user experiences.
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

The following table presents our Search and Content revenue by source and as a percentage of total Search and Content revenue:

(In thousands, except percentages)	Three months ended September 30,				Nine months ended September 30,
	2015	Percentage of Revenue	2014	Percentage of Revenue	2015	Percentage of Revenue	2014	Percentage of Revenue
Revenue from existing distribution partners (launched prior to the then-current year)	$30,909	72%	$55,830	75%	$103,725	67%	$204,823	78%
Revenue from new distribution partners (launched during the then-current year)	1,108	2%	3,204	4%	1,629	1%	4,495	2%
Revenue from distribution partners	32,017	74%	59,034	79%	105,354	68%	209,318	80%
Revenue from owned and operated web properties	11,083	26%	15,382	21%	48,622	32%	51,681	20%
Total Search and Content revenue	$43,100		$74,416		$153,976		$260,999
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Search and Content revenue decreased approximately $31.3 million, or 42%. Revenue from distribution partners decreased $27.0 million, or 46%, driven by decreases of $24.9 million in revenue from existing partners and $2.1 million in revenue from new partners (both defined in the table above). We generated 37% of our Search and Content revenue through our top five distribution partners in the three months ended September 30, 2015 and 2014. The web properties of our top five distribution partners for the three months ended September 30, 2015 generated 19% of our Search and Content revenue in the three months ended September 30, 2014.
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
Revenue generated by our owned and operated web properties (which includes HSW) decreased $4.3 million, or 28%, primarily due to lower returns on online marketing and a decrease in revenue from our legacy owned and operated web properties. The lower returns on online marketing were attributable to previously disclosed factors that have continued to cause us to experience volatility in our online marketing rate of return. See further discussion of such factors in our Annual Report on Form 10-K for the year ended December 31, 2014. Since December 31, 2014 and as previously disclosed in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015, our Search Customers made additional changes in online marketing requirements, which have decreased our return on online marketing. As we have adapted to these changes, we have decreased our online marketing, contributing to the year over year and sequential decreases in the related revenue. We cannot provide assurance that such revenue will return to previous levels. To the extent we experience continued volatility, we could be challenged going forward in our ability to increase marketing expenditures while maintaining our desired rate of return.
Search and Content operating income decreased approximately $8.2 million, consisting of the $31.3 million decrease in revenue and offset by a decrease of $23.1 million in operating expenses. The decrease in Search and Content segment operating expenses primarily was due to a $21.4 million, or 47%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in revenue share owed to our distribution partners resulting from the decrease in distribution revenue, and decreased content costs. A $1.6 million decrease in spending on online marketing also contributed to the overall decrease. Personnel expenses were flat, with increased employee separation costs offset by lower headcount across various departments. Segment margin decreased primarily due to the lower return on our online marketing.
As disclosed in the “Strategic Transformation” section in Part I Item 2 of this quarterly report, we announced our plans to explore the divestiture of the Search and Content segment. Refer to that section for additional details.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Search and Content revenue decreased approximately $107.0 million, or 41%. Revenue from distribution partners decreased $104.0 million, or 50%, driven by decreases of $101.1 million in revenue from existing partners and $2.9 million in revenue from new partners (both defined in the table above). The decrease in distribution revenue was affected by the same factors described above that impacted the quarterly period and also included the removal of advertisements for our mobile search services as a result of our April 2014 agreement with Google and a technology change. See further discussion of such factors in our Annual Report on Form 10-K for the year ended December 31, 2014.
Revenue generated by our owned and operated web properties (which includes HSW) decreased $3.1 million, or 6%, primarily due to a decrease in revenue from our legacy owned and operated web properties and lower returns on online marketing, whereby the lower returns were affected by the same factors described above that impacted the quarterly period. These decreases were offset by the revenue contribution from HSW.
Search and Content operating income decreased approximately $26.2 million, consisting of the $107.0 million decrease in revenue and offset by a decrease of $80.8 million in operating expenses. The decrease in Search and Content segment operating expenses primarily was due to an $83.1 million, or 51%, decrease in Search and Content services cost of revenue, which was mainly driven by the decrease in revenue share owed to our distribution partners resulting from the decrease in distribution revenue, and decreased content costs. This decrease was offset by a $2.1 million increase in personnel expenses primarily due to the timing of the HSW acquisition and a $0.5 million increase in spending on online marketing. Segment margin decreased primarily due to increased personnel expenses and flat non-personnel operating expenses on declining revenues, as well as the lower return on our online marketing.
Tax Preparation

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Revenue	$2,875	$2,469	16%	$114,843	$101,200	13%
Operating income (loss)	$(2,542)	$(1,859)	37%	$61,493	$52,754	17%
Segment margin	(88)%	(75)%		54%	52%
Our ability to generate tax preparation revenue largely is driven by our ability to effectively market our consumer tax preparation software and online services and our ability to sell the related Deluxe or Ultimate offerings and ancillary services to our customers. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers who use it to prepare and file individual and small business returns for their clients. Revenue from the professional tax preparation software is derived in two ways: from per-unit licensing fees for the software and from amounts that we charge to e-file through the software. Revenue from professional tax preparers historically has constituted a relatively small percentage of the overall revenue for the TaxACT business.
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
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Tax Preparation revenue increased primarily due to growth in online consumer users and increased sales of ancillary services.
Tax Preparation operating loss increased approximately $0.7 million, consisting primarily of an increase of $1.1 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to an increase in personnel expenses resulting from higher headcount supporting all functions.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Tax Preparation revenue increased approximately $13.6 million primarily due to growth in revenue earned from online consumer users, increased sales of ancillary services, mostly related to bank services, and increased sales of our professional tax preparer software. Online consumer revenue grew, despite a slight decrease in e-files, due to growth in average revenue per user, primarily resulting from pricing actions and their related timing when compared to the prior year. Revenue derived from professional tax preparers also contributed to the increase, with an increase in the number of professional preparer units sold and growth in average revenue per user.
Tax Preparation operating income increased approximately $8.7 million, consisting of the $13.6 million increase in revenue and offset by an increase of $4.9 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to an increase in personnel expenses resulting from higher headcount supporting all functions and increased spending on marketing campaigns for the current tax season.
E-Commerce

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Percentage Change	2015	2014	Percentage Change
Revenue	$38,806	$37,970	2%	$109,764	$110,408	(1)%
Operating income	$2,188	$3,336	(34)%	$7,374	$9,192	(20)%
Segment margin	6%	9%		7%	8%
E-Commerce revenue growth largely is driven by our ability to increase the number of Monoprice.com orders and extend our sales channels. Order numbers represent the number of orders fulfilled directly from our warehouses and do not include the number of orders fulfilled by our resellers. Order numbers changed as follows:

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Order numbers	(5)%	(7)%
Three months ended September 30, 2015 compared with three months ended September 30, 2014
E-Commerce revenue increased approximately $0.8 million, primarily due to an increase in average order value offset by a decrease in the number of orders and increased promotional discounts offered in the current period. The increase in average order value was driven by a shift in the mix of sales with a greater percentage of sales through our marketplace partners, which have higher average order values in the current quarter due to the mix of products sold through such partners.
E-Commerce operating income decreased approximately $1.1 million, consisting of the $0.8 million increase in revenue and offset by an increase of $2.0 million in operating expenses. The increase in E-Commerce segment operating expenses primarily was due to an increase in E-Commerce product cost of revenue, given the increase in product revenue as well as a shift in the mix of sales of certain products with higher costs, offset by a decrease in advertising and marketing expenses due to a short-term advertising consulting arrangement that concluded in 2014 and marketing subsidies received from certain marketplace partners in 2015.
As disclosed in the “Strategic Transformation” section in Part I Item 2 of this quarterly report, we announced our plans to explore the divestiture of the E-Commerce segment. Refer to that section for additional details.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
E-Commerce revenue decreased approximately $0.6 million, primarily due to a decrease in the number of orders and increased promotional discounts offered in the current period, offset by an increase in average order value. The order number decrease was affected by the impacts of inventory challenges experienced in the first quarter of 2015 due to port slowdowns. The increase in average order value was driven by a shift in the mix of sales with a greater percentage of sales through our marketplace partners, which have higher average order values in the current period due to the mix of products sold through such partners, as well as an increase in sales through Amazon, our primary reseller. The increase in revenue through Amazon also compressed total order numbers and contributed to the order number decrease.
E-Commerce operating income decreased approximately $1.8 million, consisting of the $0.6 million decrease in revenue and an increase of $1.2 million in operating expenses. The increase in E-Commerce segment operating expenses primarily was due to an increase in E-Commerce product cost of revenue, mainly related to a shift in the mix of sales of certain products with higher costs, offset by decreases in advertising and marketing expenses and personnel expenses. Advertising and marketing expenses decreased primarily due to a short-term advertising consulting arrangement that concluded in 2014 and marketing subsidies received from certain marketplace partners in 2015. The decrease in personnel expenses was primarily due to a $1.2 million charge in the second quarter of 2014 related to the resignation of the former President of Monoprice. Refer to our Quarterly Report on Form 10-Q for the period ended June 30, 2014 for additional information regarding the arrangement with the former President of Monoprice.
Corporate-Level Activity

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Operating expenses	$5,757	$3,524	$2,233	$14,328	$10,579	$3,749
Stock-based compensation	3,310	2,608	702	9,357	8,974	383
Depreciation	1,514	1,385	129	4,485	4,194	291
Amortization of intangible assets	7,260	7,993	(733)	23,221	23,104	117
Total corporate-level activity	$17,841	$15,510	$2,331	$51,391	$46,851	$4,540
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
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Operating expenses included in corporate-level activity increased primarily due to a $1.4 million increase in professional services fees mainly from acquisition-related activity and a $0.3 million increase in personnel expenses, resulting from higher headcount to support operations. Contributing to the increase in corporate-level expense activity, to a lesser extent, was a net decrease in capitalized internally developed software. Internally developed software expense is recorded within our segments with the related cost capitalization benefit recorded within corporate-level activity. As disclosed in the “Strategic Transformation” section in Part I Item 2 of this quarterly report, we announced our plans to reduce corporate operating expenses in connection with that transformation. Refer to that section for additional details.
Stock-based compensation increased primarily due to a net increase in stock award grants.
Depreciation was comparable to the prior period.
Amortization of intangible assets decreased primarily due to concluding the useful life of certain Monoprice acquisition-related intangible assets during 2015.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Operating expenses included in corporate-level activity increased primarily due to a $1.8 million increase in professional services fees mainly from acquisition-related activity and a $1.0 million increase in personnel expenses, resulting from higher headcount to support operations. Contributing to the increase in corporate-level expense activity, to a lesser extent, was a net decrease in capitalized internally developed software, similar to the quarterly period above.
Stock-based compensation increased primarily due to a net increase in stock award grants, offset by stock-based compensation on the stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014.
Depreciation was comparable to the prior period.
Amortization of intangible assets was comparable to the prior period, although it was impacted by amortization expense associated with the acquisition of HSW, offset by lower amortization expense associated with concluding the useful life of certain Monoprice acquisition-related intangible assets during 2015.

OPERATING EXPENSES
Cost of Revenues

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Services cost of revenue	$28,492	$49,754	$(21,262)	$94,204	$177,280	$(83,076)
Product cost of revenue	28,523	25,605	2,918	77,878	73,771	4,107
Total cost of revenues	$57,015	$75,359	$(18,344)	$172,082	$251,051	$(78,969)
Percentage of revenues	67%	66%		45%	53%
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
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $21.4 million, driven by the decrease in revenue generated from, and the resulting revenue share owed to, our distribution partners and decreased content costs.
Product cost of revenue increased primarily due to the increase in E-Commerce product revenue and a shift in the mix of sales of certain products with higher costs.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Services cost of revenue decreased primarily due to decreased Search and Content services cost of revenue of $83.1 million, driven by the decrease in revenue generated from, and the resulting revenue share owed to, our distribution partners and decreased content costs.
Product cost of revenue increased primarily due to a shift in the mix of sales of certain products with higher costs.
Engineering and Technology

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Engineering and technology	$5,418	$5,970	$(552)	$15,803	$14,922	$881
Percentage of revenues	6%	5%		4%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, including personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors to augment staffing, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Engineering and technology expenses decreased primarily due to decreased professional services fees with the conclusion of various development projects and decreased network costs related to the migration of the Search office data center to the cloud in 2015, offset by a net decrease in capitalized internally developed software.

Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Engineering and technology expenses increased primarily due to a $1.8 million net increase in personnel expenses mainly related to the timing of the HSW acquisition in our Search and Content segment and higher headcount in our Tax Preparation segment. Contributing to the increase in expense, to a lesser extent, was a net decrease in capitalized internally developed software. These increases were offset by decreased professional services fees with the conclusion of various development projects and decreased network costs related to the migration of the Search office data center to the cloud in 2015.
Sales and Marketing

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Sales and marketing	$16,933	$18,152	$(1,219)	$98,416	$96,275	$2,141
Percentage of revenues	20%	16%		26%	20%
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
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Sales and marketing expenses decreased primarily due to a decrease of $2.4 million in marketing expenses, driven by a $1.7 million decrease in marketing expenses in our Search and Content segment from decreased online marketing and a decrease in advertising and marketing expenses in our E-Commerce segment primarily due to a short-term advertising consulting arrangement that concluded in 2014 and marketing subsidies received from certain marketplace partners in 2015. These decreases were offset by a $1.1 million increase in personnel expenses mainly related to employee separation costs and higher stock-based compensation. The higher stock-based compensation mainly related to a net increase in stock award grants.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Sales and marketing expenses increased primarily due to a $0.9 million increase in personnel expenses mainly related to higher headcount in our Tax Preparation segment and a net increase of $0.6 million in marketing expenses. Marketing expenses were driven by increased marketing campaign activity for the current tax season by our Tax Preparation segment, offset by a decrease in advertising and marketing expenses in our E-Commerce segment primarily due to a short-term advertising consulting arrangement that concluded in 2014 and marketing subsidies received from certain marketplace partners in 2015.
General and Administrative

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
General and administrative	$12,513	$9,495	$3,018	$33,936	$28,552	$5,384
Percentage of revenues	15%	8%		9%	6%
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
Three months ended September 30, 2015 compared with three months ended September 30, 2014
G&A expenses increased primarily due to a $1.4 million increase in professional services fees mainly from acquisition-related activity and a $1.3 million increase in personnel expenses. The increase in personnel expenses was due to higher overall headcount to support operations and higher stock-based compensation. The higher stock-based compensation mainly related to a net increase in stock award grants.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
G&A expenses increased primarily due to a $2.6 million net increase in personnel expenses, a $1.8 million increase in professional services fees mainly from acquisition-related activity, and, to a lesser extent, increases in rent and facilities expenses. The net increase in personnel expenses was due to higher overall headcount to support operations and higher stock-based compensation, offset by the $1.2 million charge in the second quarter of 2014 related to the resignation of the former President of Monoprice. The higher stock-based compensation mainly related to a net increase in stock award grants, offset by stock-based compensation on the stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014.
Depreciation and Amortization of Intangible Assets

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Depreciation	$1,215	$1,085	$130	$3,540	$3,278	$262
Amortization of intangible assets	5,349	6,118	(769)	17,585	17,463	122
Total depreciation and amortization of intangible assets	$6,564	$7,203	$(639)	$21,125	$20,741	$384
Percentage of revenues	8%	6%		6%	4%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, heavy equipment, and leasehold improvements not recognized in cost of revenues. Amortization of intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended September 30, 2015 compared with three months ended September 30, 2014
Depreciation was comparable to the prior period.
Amortization of intangible assets decreased primarily due to concluding the useful life of certain Monoprice acquisition-related intangible assets during 2015.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Depreciation was comparable to the prior period.
Amortization of intangible assets was comparable to the prior period, although it was impacted by amortization expense associated with the acquisition of HSW, offset by lower amortization expense associated with concluding the useful life of certain Monoprice acquisition-related intangible assets during 2015.

Other Loss, Net

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2015	2014	Change	2015	2014	Change
Interest income	$(138)	$(71)	$(67)	$(380)	$(267)	$(113)
Interest expense	2,443	2,706	(263)	7,703	8,485	(782)
Amortization of debt issuance costs	300	288	12	943	853	90
Accretion of debt discounts	975	931	44	3,064	2,753	311
Realized (gain) loss on available-for-sale investments, net	(105)	(6)	(99)	312	(6)	318
Other-than-temporary impairment loss on equity securities	—	—	—	964	—	964
Decrease in pre-acquisition liability	—	(665)	665	—	(665)	665
Gain on third party bankruptcy settlement	(224)	—	(224)	(1,066)	(167)	(899)
Other	24	25	(1)	38	15	23
Other loss, net	$3,275	$3,208	$67	$11,578	$11,001	$577
Three months ended September 30, 2015 compared with three months ended September 30, 2014
The decrease in interest expense primarily related to lower balances on the Monoprice and TaxACT credit facilities.
The sellers of Monoprice were entitled to federal and state tax refunds related to pre-acquisition tax periods pursuant to the purchase agreement. During the three months ended September 30, 2014, we adjusted the refunds due to the sellers after finalizing Monoprice's 2013 federal and state tax returns. As a result, we recorded a $0.7 million gain related to the decrease in that pre-acquisition liability.
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
Interest expense, the decrease in pre-acquisition liability, and the gain on third party bankruptcy settlement were affected by the same factors described above that impacted the quarterly period.
The increases in amortization of debt issuance costs and accretion of debt discounts primarily related to the full repayment in March 2015 of the Monoprice 2013 credit facility's term loan, at which point the remaining unamortized debt issuance costs and debt discounts related to the term loan were written off.
Realized (gain) loss on available-for-sale investments, net resulted primarily from the sale of marketable equity securities.
As part of our periodic review of available-for-sale investments for impairment, we recorded an other-than-temporary impairment loss on our equity securities in the second quarter of 2015 due to the length of time and extent to which the fair value of the securities had been less than their cost.
Income Taxes
We recorded an income tax benefit of $6.3 million and income tax expense of $8.9 million in the three and nine months ended September 30, 2015, respectively. We recorded an income tax benefit of $2.3 million and income tax expense of $17.6 million in the three and nine months ended September 30, 2014, respectively. Income taxes did not differ materially from taxes at the statutory rates in 2015 or 2014.
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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(10,611)	$(2,238)	$16,740	$32,486
Stock-based compensation	3,310	2,608	9,357	8,974
Depreciation and amortization of intangible assets	8,774	9,378	27,706	27,298
Other loss, net	3,275	3,208	11,578	11,001
Income tax (benefit) expense	(6,326)	(2,294)	8,903	17,579
Adjusted EBITDA	$(1,578)	$10,662	$74,284	$97,338
Three months ended September 30, 2015 compared with three months ended September 30, 2014
The decrease in Adjusted EBITDA was due to decreases in segment operating income of $8.2 million, $1.1 million, and $0.7 million related to our Search and Content, E-Commerce, and Tax Preparation segments, respectively. Also contributing to the decrease in Adjusted EBITDA was a $2.2 million increase in corporate operating expenses not allocated to the segments mainly related to increases in professional services fees (mainly from acquisition-related activity) and personnel expenses (due to higher headcount to support operations).
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
The decrease in Adjusted EBITDA was due to decreases in segment operating income of $26.2 million and $1.8 million related to our Search and Content and E-Commerce segments, respectively, offset by an increase in segment operating income of $8.7 million related to growth in our Tax Preparation segment. Also contributing to the decrease in Adjusted EBITDA was a $3.7 million increase in corporate operating expenses not allocated to the segments mainly related to increases in professional services fees (mainly from acquisition-related activity) and personnel expenses (due to higher headcount to support operations).
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

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(10,611)	$(2,238)	$16,740	$32,486
Stock-based compensation	3,310	2,608	9,357	8,974
Amortization of acquired intangible assets	7,260	7,993	23,221	23,104
Accretion of debt discount on Convertible Senior Notes	975	907	2,873	2,671
Other-than-temporary impairment loss on equity securities	—	—	964	—
Decrease in non-cash pre-acquisition liability	—	(665)	—	(665)
Cash tax impact of adjustments to GAAP net income	(166)	(44)	(426)	(295)
Non-cash income tax (benefit) expense	(6,269)	(2,017)	4,708	14,180
Non-GAAP net income (loss)	$(5,501)	$6,544	$57,437	$80,455

Per diluted share:
Net income (loss)	$(0.26)	$(0.05)	$0.40	$0.75
Stock-based compensation	0.08	0.06	0.22	0.21
Amortization of acquired intangible assets	0.18	0.19	0.56	0.53
Accretion of debt discount on Convertible Senior Notes	0.02	0.02	0.07	0.06
Other-than-temporary impairment loss on equity securities	—	—	0.02	—
Decrease in non-cash pre-acquisition liability	—	(0.02)	—	(0.01)
Cash tax impact of adjustments to GAAP net income	(0.00)	(0.00)	(0.01)	(0.01)
Non-cash income tax (benefit) expense	(0.15)	(0.05)	0.11	0.33
Non-GAAP net income (loss)	$(0.13)	$0.15	$1.37	$1.86
Weighted average shares outstanding used in computing per diluted share amounts	40,950	42,305	41,911	43,303
Three months ended September 30, 2015 compared with three months ended September 30, 2014
The decrease in non-GAAP net income primarily was due to decreases in segment operating income of $8.2 million, $1.1 million, and $0.7 million related to our Search and Content, E-Commerce, and Tax Preparation segments, respectively. Also contributing to the decrease in non-GAAP net income was a $2.2 million increase in corporate operating expenses not allocated to the segments mainly related to increases in professional services fees (mainly from acquisition-related activity) and personnel expenses (due to higher headcount to support operations).
Nine months ended September 30, 2015 compared with nine months ended September 30, 2014
The decrease in non-GAAP net income primarily was due to decreases in segment operating income of $26.2 million and $1.8 million related to our Search and Content and E-Commerce segments, respectively, offset by an increase in segment operating income of $8.7 million related to growth in our Tax Preparation segment. Also contributing to the decrease in non-GAAP net income was a $3.7 million increase in corporate operating expenses not allocated to the segments mainly related to increases in professional services fees (mainly from acquisition-related activity) and personnel expenses (due to higher headcount to support operations), as well as a $0.9 million increase in cash income tax expense mainly related to higher state taxes. Offsetting the decrease in non-GAAP net income was a $0.8 million decrease in interest expense mainly related to lower balances on the Monoprice and TaxACT credit facilities.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of September 30, 2015, we had cash and marketable investments of approximately $292.3 million, consisting of cash and cash equivalents of $59.6 million and available-for-sale investments of $232.7 million. We generally invest our excess cash in high quality marketable investments. These investments can include debt securities issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as insured time deposits with commercial banks, money market funds invested in securities issued by agencies of the U.S., and equity securities. A significant portion of our financial instrument investments held at September 30, 2015 had minimal default risk and short-term maturities.
We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part II Item 1A of this quarterly report) under the heading “Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.”
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
As disclosed in the “Strategic Transformation” section in Part I Item 2 of this quarterly report, we announced our plans for a strategic transformation of the Company to focus on the financial services and technology market. This transformation consists of plans to acquire HD Vest, divest our Search and Content and E-Commerce segments, and reduce corporate operating expenses. We also expect to shift our capital allocation priorities to pay down debt and eventually return capital to shareholders in the form of share repurchases or dividends. Refer to that section for additional details.
On July 2, 2015, TaxACT acquired all of the equity of SimpleTax for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period.
On May 30, 2014, InfoSpace acquired HSW for $44.9 million in cash, which was funded from our available cash.
On November 22, 2013, Monoprice entered into a credit facility agreement for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The credit facility consists of a $30.0 million revolving credit loan and, until repaid in full in 2015 as discussed below, also consisted of a $40.0 million term loan for an initial aggregate $70.0 million credit facility. The final maturity date of the credit facility is November 22, 2018. The interest rate is variable, based upon choices from which Monoprice elects. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of September 30, 2015. Monoprice initially borrowed $50.0 million under the credit facility, from both the revolving credit loan and the term loan, receiving net proceeds of approximately $49.3 million. Monoprice had net repayment activity of $12.0 million and $6.0 million during the nine months ended September 30, 2015 and 2014, respectively. The 2015 net repayment activity included the full repayment of the outstanding amount under the credit facility's term loan, although amounts remain outstanding under the revolving credit loan. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On August 30, 2013, TaxACT entered into an agreement to refinance a 2012 credit facility on more favorable terms. The 2013 credit facility consists of a revolving credit commitment that reduced to $80.0 million on August 30, 2015 and will reduce to $70.0 million on August 30, 2016. The final maturity date of the 2013 credit facility is August 30, 2018. The interest rate is variable, based upon choices from which TaxACT elects. The 2013 credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. We were in compliance with these covenants as of September 30, 2015. TaxACT initially borrowed approximately $71.4 million under the 2013 credit facility. TaxACT had net repayment activity of $51.9 million and $52.0 million during the nine months ended September 30, 2015 and 2014, respectively. The 2015 net repayment activity included the full repayment of amounts outstanding under the credit facility. The credit facility continues to be available to TaxACT through its final maturity date. For further detail, see “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
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
Our Board of Directors approved a stock repurchase program whereby we may purchase our common stock in open-market transactions. In May 2014, our Board of Directors increased the repurchase authorization, such that we may repurchase up to $85.0 million of our common stock, and extended the repurchase period through May 2016. During the nine months ended September 30, 2015, we purchased 0.5 million shares in open-market transactions at a total cost of approximately $7.0 million and an average price of $14.46 per share, exclusive of purchase and administrative costs. During the nine months ended September 30, 2014, we purchased 1.7 million shares in open-market transactions at a total cost of approximately $29.9 million and an average price of $17.68 per share, exclusive of purchase and administrative costs. As of September 30, 2015, we may repurchase an additional $29.4 million, which takes into consideration share repurchases during 2013 and 2014 of $48.6 million, of our common stock under the repurchase program. For further detail, see “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1of this report.
Contractual Obligations and Commitments
Except for the additions related to the contingent consideration liability for the SimpleTax acquisition as disclosed in “Note 3: Business Combinations” and the operating lease for the E-Commerce Kentucky warehouse, as well as the debt repayments as disclosed in “Note 6: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations and commitments specified in “Note 8: Commitments and Contingencies” in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2014.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Nine months ended September 30,
	2015	2014
Net cash provided by operating activities	$30,940	$51,158
Net cash provided (used) by investing activities	15,282	(64,321)
Net cash used by financing activities	(33,022)	(56,868)
Effect of exchange rate changes on cash and cash equivalents	(6)	—
Net increase (decrease) in cash and cash equivalents	$13,194	$(70,031)
Net cash from operating activities: Net cash from operating activities consists of net income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $30.9 million and $51.2 million for the nine months ended September 30, 2015 and 2014, respectively. The activity in the nine months ended September 30, 2015 included a $37.0 million working capital contribution offset by approximately $6.0 million of non-cash adjustments and net income. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years and also was affected by decreases in prepaid expenses and other current assets due to the timing of TaxACT's spending on marketing campaigns for the tax season, offset by higher Monoprice inventory balances due to inventory build for the upcoming holiday season and, to a lesser extent, the impacts of port slowdowns experienced through the second quarter of 2015. Accounts receivable and accounts payable reflected lower Search and Content distribution revenue and the resulting revenue share owed to our distribution partners.
The activity in the nine months ended September 30, 2014 included approximately $30.1 million of net income (offset by non-cash adjustments) and a $21.0 million working capital contribution. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity, offset by reduced payable and accrual balances related to Monoprice inventory purchases and the Search and Content business' online marketing spending. Accounts receivable and accounts payable reflected lower Search and Content distribution revenue and the resulting revenue share owed to our distribution partners.
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
Net cash provided by investing activities was $15.3 million for the nine months ended September 30, 2015, and net cash used by investing activities was $64.3 million for the nine months ended September 30, 2014. The activity in the nine months ended September 30, 2015 primarily consisted of net cash inflows on our available-for-sale investments of $20.8 million offset by approximately $1.7 million for the acquisition of SimpleTax and $3.1 million and $0.7 million in purchases of property and equipment and intangible assets, respectively. The activity in the nine months ended September 30, 2014 primarily consisted of the acquisition of HSW for $44.9 million, net cash outlays on our available-for-sale investments of $15.1 million, and $4.2 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $33.0 million and $56.9 million for the nine months ended September 30, 2015 and 2014, respectively. The activity for the nine months ended September 30, 2015 primarily consisted of combined payments of $83.9 million on the Monoprice and TaxACT credit facilities (which included the full repayments of the Monoprice credit facility's term loan and amounts outstanding under the TaxACT credit facility), stock repurchases of $7.1 million, and $1.2 million in tax payments from shares withheld upon vesting of restricted stock units. These cash outflows were offset by approximately $35.6 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, $20.0 million in proceeds from the Monoprice credit facility, and $3.6 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the nine months ended September 30, 2014 primarily consisted of combined payments of $62.0 million on the Monoprice and TaxACT credit facilities, stock repurchases of $29.9 million, and $2.6 million in tax payments from shares withheld upon vesting of restricted stock units. These cash outflows were offset by approximately $29.8 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years, $4.0 million in proceeds from the TaxACT credit facility, and $3.8 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingent assets and liabilities. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the nine months ended September 30, 2015 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, with the following updates:
Business combinations and intangible assets including goodwill: We account for business combinations using the acquisition method. The acquisition-date fair value of total consideration includes cash and contingent consideration. Since we are contractually obligated to pay contingent consideration upon the achievement of specified objectives, a contingent consideration liability is recorded at the acquisition date and is classified within Level 3 of the fair value hierarchy because we value the liability utilizing significant inputs not observable in the market. Specifically, we have determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment, and the discount rate. We review our assumptions related to the fair value of the contingent consideration liability each reporting period and, if there are material changes, revalue the contingent consideration liability based on the revised assumptions, until such contingency is satisfied through payment upon the achievement of the specific objectives. The change in the fair value of the contingent consideration liability is recognized in the consolidated statements of comprehensive income for the period in which the fair value changes. If we use different assumptions due to changes in our business or other factors, the fair value of the contingent consideration liability could vary materially in the future.
Goodwill and intangible assets impairment: As disclosed in “Note 4: Goodwill and Other Intangible Assets” of the Notes to Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2014, we performed quantitative assessments of goodwill and indefinite-lived intangible assets for impairment for each of our reporting units as of November 30, 2014. As a result of these quantitative assessments, we recorded an impairment of goodwill and intangible assets of $62.8 million in the fourth quarter of 2014 primarily related to our E-Commerce business.
As of November 30, 2014, we believed that the estimated fair value of the Tax Preparation reporting unit substantially exceeded its carrying value. The Search and Content and E-Commerce reporting units had fair values that exceeded their carrying values, after adjusting the carrying value of the E-Commerce reporting unit for goodwill and intangible impairments, by 35% and 16%, respectively. Key assumptions utilized in determining fair value included the weighted average cost of capital, long-term rates of revenue growth and/or profitability of our businesses, and working capital effects. A deterioration in these assumptions or other unforeseen events--such as market disruptions and deterioration of the macroeconomic environment or internal challenges related to reorganizations, employee and management turnover, and other trends--could have material negative impacts on our key assumptions in determining fair values and could lead to a decision to impair goodwill and/or intangible assets in future periods.
Recent Accounting Pronouncements
See “Note 2: Summary of Significant Accounting Policies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the nine months ended September 30, 2015. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2014.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Note 7: Commitments and Contingencies” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 1A. Risk Factors
RISKS RELATED TO OUR PENDING TRANSACTION WITH HD VEST
We may not complete the pending acquisition of HD Vest within the time frame we anticipate or at all, which could have a negative effect on our business, financial condition, and results of operations.
On October 14, 2015, we announced that we had entered into a definitive agreement to acquire HDV Holdings, Inc., the holding company for the group of companies that comprise the HD Vest Financial Services® business, for total consideration of $580.0 million in cash, subject to adjustments (the “HD Vest Acquisition”). For further discussion of the terms of the HD Vest Acquisition, see the “Strategic Transformation” section in Part I Item 2 of this quarterly report. The consummation of the HD Vest Acquisition is subject to the satisfaction or waiver of certain closing conditions, including (i) the approval of the HD Vest Acquisition by the Financial Industry Regulatory Authority; (ii) the termination or expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended; (iii) the retention of a certain number of representatives of HD Vest and a certain level of assets under administration or management; (iv) the retention of HD Vest’s Chief Executive Officer, or if he has died or become disabled, the retention of certain other members of HD Vest’s management; (v) the absence of any material adverse effect; and (vi) other customary closing conditions. A number of these conditions are outside of our control. The satisfaction of these conditions may take longer than expected, may require us or HD Vest to incur significant costs or take other steps that could negatively impact our or HD Vest’s business, or may not occur at all. The failure to consummate the HD Vest Acquisition, or any material delay in closing, could materially undermine our strategy to focus our company on financial services and technology and damage our reputation. In addition, we will have spent considerable time and resources and incurred substantial costs, many of which must be paid even if the HD Vest Acquisition is not consummated. If we fail to close the HD Vest Acquisition despite the satisfaction or waiver of the closing conditions, we would be required to pay the seller a termination fee of $40.0 million or $50.0 million, depending on when the transaction is terminated due to our failure to close. Any of these factors could harm our business, financial condition, and results of operations and cause the market price of our common stock to decline.
If we consummate the HD Vest acquisition, we may face significant disruptions, integration difficulties, and other risks.
If it is completed, the HD Vest Acquisition involves numerous risks, including the following:

•
During the period until and after we consummate the HD Vest Acquisition, uncertainty and disruptions may negatively impact HD Vest’s relationships with its employees, its independent advisors and representatives, or those advisors’ and representatives’ relationships with their clients, which could harm HD Vest's financial condition and results of operations;

•
We may fail to realize the anticipated benefits of the HD Vest Acquisition, including the expected operational, revenue, and cost synergies with our TaxACT business and the level of revenue and profitability growth that we are expecting;

•
We may face difficulties, including loss of key employees, disruptions in our ongoing operations, and diversion of our and HD Vest’s management’s attention from ongoing operations and opportunities, in integrating the operations, technologies, products, services, IT systems, controls, and policies and procedures of HD Vest with our other businesses and in upgrading our internal control over financial reporting and disclosure controls and procedures to incorporate the HD Vest operations;

•
The failure to retain key management responsible for the operations of HD Vest could negatively impact those operations, particularly due to the fact that our management team lacks significant experience in the financial services industry;

•
Even if we retain HD Vest’s key management and other employees, we will need to attract and retain additional management resources to continue to successfully implement our change in strategy to a company focused on financial services and technology;

•
After we acquire HD Vest, our management’s attention may be diverted from the daily operations of our existing businesses and from the execution of our plans to divest the InfoSpace and Monoprice businesses;

•
Our financial results may be negatively impacted by cash expenses and non-cash charges incurred in connection with the HD Vest Acquisition or in the future if goodwill or other intangible assets we acquire in the HD Vest Acquisition become impaired;

•
Notwithstanding the due diligence investigation we performed in connection with the HD Vest Acquisition, HD Vest may have liabilities, losses, or other exposures (including regulatory risks) for which we do not have adequate insurance coverage, indemnification, or other protection;

•
We will incur substantial additional indebtedness to finance the HD Vest Acquisition, becoming vulnerable to increased debt service requirements should interest rates rise, reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions, and limiting our flexibility in planning for, or reacting to, changes in our businesses and industries; and

•
We will be exposed to new and additional risks as a result of the HD Vest Acquisition, including: competitive conditions in the industries in which HD Vest competes that may impact attraction and retention of independent advisors and representatives and their clients and the fees HD Vest charges for its products and services, significant regulatory risks that may result in the imposition of fines, penalties, restitution, and limits on our business (among other things), the need for substantial compliance-related investments, and exposure to fluctuations in macroeconomic and market conditions that impact retention of our independent advisors’ and representatives’ clients and assets under management.

RISKS RELATED TO OUR PROPOSED DIVESTURES OF OUR SEARCH AND CONTENT AND E-COMMERCE BUSINESSES
We may face significant challenges in our plans to divest our InfoSpace and Monoprice businesses.
In connection with our announcement of the HD Vest Acquisition, we also announced plans to divest our InfoSpace and Monoprice businesses as they no longer align with our new strategic focus on the financial services and technology industry. These planned divestitures pose risks and challenges that could negatively impact our business, financial condition, and results of operations, including:

•
The uncertainty resulting from our announced plans to divest InfoSpace and Monoprice could cause significant disruptions in their businesses, including loss of key Search Customers, distribution partners, and suppliers or employees, that could harm the business, financial condition, and results of operations of our Search and Content and E-Commerce segments and make it difficult to complete the divestitures;

•	Our management’s attention to our ongoing operations, the completion of the HD Vest Acquisition, and the integration of HD Vest may be diverted by efforts to divest InfoSpace and Monoprice;

•
There are significant risks and uncertainties in the sales process, including the timing and uncertainty of completion of any transaction and the fulfillment of closing conditions, some of which may be outside of our control;

•	We may be unable to identify suitable buyers of either business on acceptable terms, or at all;

•
Any significant delay in the completion of these divestitures, or the failure to complete the divestitures, may negatively impact our ability to implement our new strategic focus and delay repayment of indebtedness, achieve our previously announced plans to reduce corporate operating expenses, and shift our capital allocation approach to increase returns of capital to our shareholders beginning in 2017;

•
Our results of operations may be negatively impacted by cash expenses and non-cash charges incurred in connection with the planned divestitures of InfoSpace and Monoprice, including retention and severance costs, transaction expenses, and asset impairment charges, which expenses and charges could be substantial whether or not we are able to divest these businesses;

•
Even if we succeed in divesting InfoSpace or Monoprice, the terms of any transaction may require us to retain certain liabilities or provide the purchaser certain indemnification protection that could expose us to continued risks of these businesses;

RISKS COMMON TO OUR EXISTING BUSINESSES
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
The trading price of our common stock has been highly volatile. Between September 30, 2013 and September 30, 2015, our closing stock price ranged from $12.88 to $29.82. On October 22, 2015, the closing price of our common stock was $11.37. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

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
Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•
changes in our relationships with Google, Yahoo!, Bing, or future significant Search Customers, such as alterations to their policies, policy enforcement, revenue share agreements, or qualitative scoring of traffic we direct to their advertiser networks, any of which may result in a potential or total loss of content we may use or provide to our distribution partners;

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
We incurred debt in connection with our acquisitions of the Monoprice and TaxACT businesses, expect to incur additional debt in connection with the HD Vest Acquisition, and may incur future debt related to other acquisitions, which may adversely affect our financial condition and future financial results.
In connection with our acquisition of Monoprice, Monoprice incurred debt under a November 2013 credit facility, of which $30.0 million remained outstanding as of September 30, 2015. In addition, as part of our acquisition of TaxACT, TaxACT incurred debt, which was refinanced with a new credit facility on August 30, 2013. As of September 30, 2015, TaxACT had available $80.0 million under the credit facility, with no amounts outstanding. The Monoprice and TaxACT credit facilities are non-recourse debts that are guaranteed by Monoprice Holdings, Inc. and TaxACT Holdings, Inc., respectively, both of which are Blucora’s direct subsidiaries. These debts may adversely affect our financial condition and future financial results by, among other things:

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
To finance our pending HD Vest Acquisition, we expect to enter into credit facilities for a $400.0 million first lien term loan and a $25.0 million revolving credit line. In addition, we or our subsidiaries may incur additional debt in the future to finance additional acquisitions or for other purposes. The HD Vest debt will, and any additional debt may, result in risks similar to those discussed above related to the Monoprice and TaxACT debts or in other risks specific to the credit agreements entered into for those debts.

Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of

September 30, 2015, Monoprice had $30.0 million outstanding under the credit facility entered into in November 2013. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
Our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel, including personnel with experience and expertise in the financial services and technology industry to support our new strategic focus on that industry. Qualified personnel with experience relevant to our businesses are scarce and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting or expanding our businesses. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees.
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
We have in the past found and may in the future find it advisable to take measures to streamline operations and reduce expenses, including, without limitation, reducing our workforce or discontinuing products or businesses. For example, in connection with our strategic transformation (as described in the “Strategic Transformation” section in Part I Item 2 of this quarterly report), we have effected and will in the future effect significant reductions-in-force. Such measures may place significant strains on our management and employees and otherwise have a material adverse effect on our business. We may also incur liabilities from these measures, including liabilities from early termination or assignment of contracts, potential failure to meet obligations due to loss of employees or resources, and resulting litigation. Such effects from restructuring and streamlining could have a materially negative impact on our business and financial results.
RISKS RELATED TO OUR SEARCH AND CONTENT BUSINESS
The current challenges in the Search and Content Business may continue.
Our Search and Content business has faced significant challenges, beginning in early 2014 and continuing to the present. These challenges have resulted in significant declines in the financial results for this business, and if current trends cannot be reversed, the ability of this business to operate profitably will be significantly challenged in future periods. The continuing challenges include, among other things, limitations in our ability to monetize our mobile advertising offering as a result of changes in our agreement with Google, losses of distribution partners, and suspended or limited access to our services for certain distribution partners due to regular monitoring of policy and compliance requirements. Although we have addressed, to varying degrees, some of these challenges, we have been unable to address all of them, and additional issues have emerged, leading to continued and significant pressure on our Search and Content business. In addition, we were unable to accurately predict the long-term impact of some these challenges in 2014, and we may be unable to accurately predict the long-term impact going forward. If we are unable to successfully address our current challenges, or if new issues emerge, we are likely to see a continued material adverse effect on our Search and Content business and its financial results. These challenges may be exacerbated by our announcement that we intend to divest the Search and Content business.
Our efforts to transition the Search and Content business may not be successful.
As a result of the challenges discussed above, we have invested in initiatives to transition the Search and Content business to methods of monetization that can be more viable long term. These initiatives are targeted at business opportunities that we believe are promising, but the initiatives are still in their early stages, and there can be no assurance that we will identify viable alternate monetization methods, that we will successfully execute the changes necessary for this transition, that this transition will occur on a time line sufficient to offset declines in the business, that we will identify and attract partners needed for this transition, or that our Search Customers will permit the changes necessary for this transition. Our transition efforts may be set back by our announcement that we intend to divest our Search and Content business. If the current challenges continue and this transition is not successful, our Search and Content business will likely experience continued declines in its financial results and the ability of this business to operate profitably will be significantly challenged in future periods.
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

If any existing or future significant Search Customer, such as Google, Yahoo!, or Bing, were to substantially reduce our revenue share rates or substantially reduce, eliminate, or increase the cost of the content it provides to us or to our distribution partners, or if we were to terminate or substantially reduce the extent of our relationship with any existing or future significant Search Customer, our business results could materially suffer if we are unable to (a) promptly establish, transition to, and maintain new Search Customer relationships and adequately monetize the affected business through such relationships, or (b) promptly transition the affected business to our remaining Search Customers and adequately monetize such business through them. During the third quarter of 2015, Google accounted for approximately 34% of our total Company revenues. While Yahoo! remained an important partner, it was a much less significant source of revenue than Google during that period. If our Google relationship ended or were impaired, we believe that we could replace a portion of the lost revenue with revenue from other potential content providers. However, Google's overwhelming market dominance in the search industry means that it is unlikely that any other potential content provider would enable our Search and Content business to generate revenue that would completely offset the decline of revenue resulting from a loss or impairment of our relationship with Google. In addition, Yahoo! receives some of its algorithmic search results and paid listings from Microsoft’s Bing search service. If Yahoo! cannot maintain an agreement with Bing on favorable terms, or if Bing were unable to adequately perform its obligations to Yahoo!, then Yahoo!’s ability to provide us with algorithmic search results and paid listings may be impaired. In addition, if a Search Customer is unwilling to pay us amounts that it owes us, or if it disputes amounts it owes us or has previously paid to us for any reason (including for the reasons described in the risk factors below), our business and financial results could materially suffer.
The success of our search business depends on our ability to negotiate extensions of our Search Customer agreements on favorable terms. We recently renewed our agreement with Google, which now runs to March 31, 2017. As part of ongoing negotiations to enter into a new agreement, we entered into a Mutual Termination Agreement with Yahoo! pursuant to which our original agreement with Yahoo! will terminate effective December 31, 2015, upon expiration of the current term. If we cannot negotiate a new agreement with Yahoo! or extensions of our other current agreements or new agreements on favorable terms (including revenue share rates, our continued ability to offer combined search results or advertisements from different partners as part of our metasearch service, and other operational aspects of our search services), the financial results of our search business may materially suffer.
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

Failure by us or our search distribution partners to comply with the policies promulgated by Google, Yahoo!, and Bing may cause that Search Customer to temporarily or permanently suspend the use of its content or terminate its agreement with us, or may require us to modify or terminate certain distribution relationships.
If we or our search distribution partners fail to meet the policies promulgated by Google, Yahoo!, or Bing for the use of their content, we may not be able to continue to use their content or provide the content to such distribution partners. Our agreements with Google, Yahoo!, and Bing give them the ability to suspend the use and the distribution of their content for non-compliance with their requirements and policies and, in the case of breaches of certain other provisions of their agreements, to terminate their agreements with us immediately, regardless of whether such breaches could be cured. The terms of the Search Customer agreements with Google, Yahoo!, and Bing and related requirements and policies are also subject to differing interpretations by the parties, and we have experienced situations (including recently) in which our interpretation substantially differs from that of our Search Customers. In addition, Google, Yahoo!, and Bing have broad discretion, at any time, to unilaterally revise their existing requirements and policies, to implement new requirements and policies, or to change their interpretation or enforcement of existing requirements and policies. Such revisions, implementations, or changes may prohibit or severely restrict certain business methods used by our search business or those of our distribution partners, and the resulting impact could have a material adverse effect on our business and financial results.
On a number of occasions (including recently), certain of our Search Customers have suspended their content provided to our websites and the websites of our distribution partners, often without notice, when they believe that we or our distribution partners are not in compliance with their policies or are in breach of the terms of their agreements. During such suspensions, which could occur again in the future, we do not receive any revenue from any property of ours or a distribution partner that is affected by the suspended content, and the loss of such revenue could materially harm our business and financial results.
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
We rely on our relationships with search distribution partners, including Internet service providers, web portals, and software application providers, for distribution of our search services. Approximately 38% of our total revenues for the third quarter of 2015 came from searches conducted by end users on the web properties of our search distribution partners, and approximately 19% came from searches conducted by end users on the web properties of our top five distribution partners. Our agreements with many of our distribution partners will come up for renewal in 2015, and some of our distributors have the right to immediately terminate their agreements in the event of certain breaches or events. There can be no assurance that these relationships will continue or will be renewed on terms that are as favorable as current terms. In addition, if these larger partners violate our policies or requirements, or those of our Search Customers, we, or our Search Customers, may suspend or limit their access to our search services. We lost some of our larger distribution partners in 2014 and early 2015, either due to competition from other content providers, including our Search Customers, or due to the inability of those partners to successfully adapt to changes in the marketplace or in Search Customer policies. If we are unable to maintain relationships with our distribution partners on favorable terms, or if our distribution partners cannot or otherwise do not continue to use our search services, our business and financial results could be materially adversely affected. Our ability to maintain relationships with our distribution partners may be negatively impacted by our announcement that we intend to divest our Search and Content business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See “Note 8: Stockholders’ Equity” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information regarding the Company’s stock repurchase program. Share repurchase activity during the third quarter of 2015 was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
July 1-31, 2015	—	$—	—	$30,946
August 1-31, 2015	109	$14.15	109	$29,404
September 1-30, 2015	—	$—	—	$29,404
Total	109	$14.15	109

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

Date:	October 29, 2015

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement by and among HDV Holdings LLC, Blucora, Inc., Project Baseball Sub, Inc., and HDV Holdings, Inc. dated October 14, 2015	8-K	October 15, 2015	10.1
10.1*	Blucora, Inc. 2015 Incentive Plan				X
10.2*	Amended and Restated Employment Agreement between Blucora, Inc., Monoprice, Inc. and Bernard Luthi	8-K	September 11, 2015	10.1
10.3*	Amended and Restated Employment Agreement between Blucora, Inc., Monoprice, Inc. and William Ruckelshaus				X
10.4**	Microsoft Advertising Publisher Business Framework Agreement dated August 1, 2014				X
10.5	Amendment No. 1 dated July 29, 2015 to the Microsoft Advertising Publisher Business Framework Agreement				X
10.6**	Paid Search Services Schedule to the Framework Agreement dated August 1, 2014				X
10.7**	Amendment No. 1 to the Paid Search Services Schedule to the Framework Agreement dated August 1, 2014				X
10.8	Bing Search API Services Schedule to the Framework Agreement dated June 1, 2015				X
10.9	Amendment No. 1 to the Bing Search API Services Schedule to the Framework Agreement dated June 1, 2015				X
10.10	Termination Agreement between Blucora, Inc., InfoSpace LLC, Yahoo! Inc. and Yahoo! EMEA Limited	8-K	October 1, 2015	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended September 30, 2015, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
X

*	Indicates a management contract or compensatory plan or arrangement.
**	Portions of this exhibit have been omitted pending a determination by the Securities and Exchange Commission as to whether these portions should be granted confidential treatment.