Form 10-K
period 2015-12-31
BLUCORA, INC.
filed 2016-02-24
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2015, based upon the closing price of Common Stock on June 30, 2015 as reported on the NASDAQ Global Select Market, was $620.8 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 16, 2016, 41,207,155 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”).

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
Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, "Risk Factors," and elsewhere in this report. You should not rely on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statement to reflect new information, events, or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events.
PART I
ITEM 1. Business
Overview
Blucora, Inc. (“Blucora”) is a leading provider of technology-enabled financial solutions to consumers, small business owners, and tax professionals. Through our operating companies, HD Vest, Inc. (“HD Vest”) and TaxAct, Inc. (“TaxAct”), we provide leading products in wealth management and tax preparation services and help millions of individuals manage their financial lives.
In addition, Blucora operates an internet search and content business through our InfoSpace LLC subsidiary (“InfoSpace”) and an e-commerce business through the operations of Monoprice, Inc. (“Monoprice”). See "Our History" below for further information related to such businesses and the classification of each within discontinued operations.
Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
All references in this report to “Blucora,” the “Company,” “we,” “our,” or “us” are to Blucora, Inc.
Our History
Blucora began in 1996 under the name InfoSpace, Inc. Over the next two decades, InfoSpace operated a number of digital businesses in search, directory, online commerce, media, and mobile infrastructure markets, with operations since 2008 focusing on search services and content (our “Search and Content business”).
In January 2012, InfoSpace, Inc. acquired TaxAct, a leading provider of digital tax preparation solutions for consumers, small business owners, and tax professionals (our “Tax Preparation business”). In connection with this acquisition, InfoSpace, Inc. changed its name to Blucora, Inc. in June 2012.
In August 2013, Blucora acquired Monoprice, Inc., which sells self-branded electronics and accessories to both consumers and businesses (our “E-Commerce business”).
On October 14, 2015, Blucora announced the acquisition of HD Vest, which closed on December 31, 2015. Through its subsidiaries, HD Vest operates the largest U.S. tax-professional-oriented independent broker-dealer, providing wealth management solutions to financial advisors nationwide (our “Wealth Management” business). As part of that announcement, we also stated our plans to divest the Search and Content and E-Commerce businesses, in order to focus more strategically on the technology-enabled financial solutions market (the “Strategic Transformation”).
As a result of the Strategic Transformation, the results of operations of the Search and Content and E-Commerce businesses have been classified as discontinued operations for all periods presented in this report. See "Note 4: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information. In addition, as of December 31, 2015, we have two reportable segments: the Wealth Management segment, which is comprised of the HD Vest business, and the Tax Preparation segment, which is comprised of the TaxAct business.
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on the Tax Preparation business and its revenue. See "Note 12: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding revenue, operating income, and assets for our Tax Preparation business.
Our Businesses
Wealth Management Business
Our Wealth Management business distributes products and services through financial advisors who affiliate with HD Vest’s subsidiaries as independent contractors. HD Vest provides financial advisors with an integrated platform of brokerage, investment advisory and insurance services to assist in making each financial advisor a financial service center for his/her clients. HD Vest generates revenue primarily through commissions, quarterly investment advisory fees based on assets under management, and other fees.
HD Vest has established a leading brokerage and technology platform focused on tax and accounting professionals, maintaining an independent network of approximately 4,600 financial advisors with branch offices in all 50 states. HD Vest's financial advisors provide financial solutions to more than 360,000 clients with approximately $37 billion of assets as of December 31, 2015.
HD Vest was founded to help certified public accountants (“CPAs”) and tax professionals integrate investment planning services into their practices. The company believes that tax and accounting professionals, with their existing client relationships and in-depth knowledge of their clients’ financial situations, have a competitive advantage and are better positioned than competitors to provide financial solutions. HD Vest primarily recruits independent CPAs and tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest's specialized model provides an open-architecture investment platform and technology tools to help financial advisors identify investment opportunities for their clients, while the long-standing tax advisory relationships provide a large source of possible investment clients. This results in an experienced and stable network of financial advisors, who have multiple revenue-generating options to diversify their earnings sources.
Tax Preparation Business
Our Tax Preparation business provides digital do-it-yourself (“DDIY”) tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its online service at www.TaxAct.com.
TaxAct, a top-three provider of digital tax preparation solutions, has leveraged its strong brand, comprehensive suite of tax preparation solutions, and proven online lead generation capabilities to enable the filing of more than 60 million federal consumer tax returns since 2000. TaxAct operates as the value player in its market, with a mission to empower people to navigate the complexities of tax preparation with ease and accuracy at a fair price.
We had four DDIY product offerings for consumers for tax year 2014: a free federal edition that handled simple and complex returns; the free federal edition plus a paid state edition; a "deluxe" product offering that contained all of the features of the free federal edition plus taxpayer phone support, import capabilities, return preparation assistance tools, and enhanced reporting; and an "ultimate" product offering that contained all of the deluxe offering features plus the ability to file a state return. Our small business DDIY product offering consisted of easy-to-use interview-based tax filing solutions for small business owners. TaxAct offers its products with a price lock guarantee, whereby the price at the start of the tax return filing process holds until the return is filed, rather than pricing the product at the time that the tax return is filed. We believe this price lock guarantee ensures price transparency and differentiates TaxAct from its competitors. In addition to these core offerings, TaxAct also offers ancillary services such as refund payment transfer, data archive services, audit defense, stored value cards, and other add-on services. TaxAct's value proposition and established reputation attract value-conscious and unsatisfied customers away from competitor platforms and onto the TaxAct platform.
TaxAct’s professional tax preparer software allows professional tax preparers to prepare and file individual and business returns for their clients. TaxAct offers flexible pricing and packaging options that help tax professionals save money by paying only for what they need. In addition, the professional tax preparer software includes valuable features that tax professionals count on to maximize their efficiency and productivity, including the option of entering data directly into tax forms, utilizing the question-and-answer interview method to enter data, or easily toggling between the two data entry methods.
Discontinued Operations
As previously announced, we intend to divest our Search and Content and E-Commerce businesses in the first half of 2016 as part of the Strategic Transformation. As such, our InfoSpace and Monoprice businesses have been classified as discontinued operations.
Our Search and Content business, InfoSpace, primarily offers search services to users of our owned and operated and distribution partners’ web properties, as well as online content. Search services provided through our owned and operated web properties include services through websites such as Dogpile.com, WebCrawler.com, and HowStuffWorks.com. Search services provided to our distribution partners include services to a network of distribution partners through the respective web properties of those distribution partners, which are generally private-labeled and customized to address the unique requirements of each distribution partner. Our Search and Content revenue primarily consists of advertising revenue generated through end-users clicking on paid listings included in the search result displays, as well as from advertisements appearing on our HowStuffWorks.com website. The paid listings, as well as algorithmic search results, are primarily supplied by Google, Yahoo!, and Bing, whom we refer to as our “Search Customers.” See "Risks Related to our Discontinued Operations" in Part I Item 1A of this report for additional information regarding the risks associated with the concentration of our search customers and related revenue.
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
Growth Strategy
Our evolving growth strategy for HD Vest and TaxAct includes participating in favorable industry trends and executing growth strategies that we believe will result in customer and advisor retention and growth beyond that of the broader markets in which we operate.
Favorable Industry Trends

•
Wealth Management Industry Trends - We believe that HD Vest is and will be the beneficiary of several positive industry trends, including growth of investable assets driven by baby boomers’ retirement accounts, a continued migration to independent advisor channels, and a continued shift toward household use of financial advisors.

•
Tax Preparation Industry Trends - TaxAct participates in the consumer DDIY tax preparation solutions market, which is the fastest growing segment in the tax preparation industry and is bolstered by a growing millennial population that continues to adopt technology-enabled financial solutions that drive value and ease in their everyday lives.

Executing our Growth Strategies

•
Innovate Continuously - As emerging technology and market trends change the way people manage their financial lives, our solutions also evolve. The retention and growth of our customer and advisor base are dependent, in part, upon our ability to deliver technology-enabled financial solutions that optimize user experience and capitalize on current technology.

•
Offer a Comprehensive Product Suite - The products and services offered by HD Vest and TaxAct constitute a comprehensive suite of financial solutions. We believe that continued expansion of financial solutions, whether proprietary or third party, will be a source of growth for each business. In addition, the combination of HD Vest and TaxAct provides meaningful cross-selling opportunities for both businesses, further contributing to customer and advisor retention and growth.

•
Continue to Provide Quality Customer Support, Education, and Training - A key element of our HD Vest business model is the ongoing education and training of tax professionals, which enables them to become financial advisors and effectively manage a growing wealth management practice. HD Vest provides these tax professionals with the resources and support to build confidence and competence, enabling them to grow assets under administration. The importance of quality customer support and education also flows through to our TaxAct business, where a seasoned tax support team provides support and education to consumers and tax professionals.

Research and Development
Our tax preparation products are delivered primarily via software and online platforms. Since the markets for software and online technology are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements, a continuous high level of investment is required to innovate and quickly develop new products and services as well as enhance existing offerings. Our product development efforts are becoming more important than ever as people and businesses are increasingly connected by technology and expect access to services at any place or time. Our research and development expenses from the Tax Preparation business were $4.8 million in 2015, $2.8 million in 2014, and $2.6 million in 2013. These amounts exclude any amounts spent on research and development by the HD Vest business prior to our acquisition of this business.
Seasonality
Our Tax Preparation business is highly seasonal, with a significant portion of our annual revenue for such services earned in the first four months of our fiscal year. We anticipate that the seasonal nature of that part of the businesses will continue in the foreseeable future.
Competition
We face intense competition in all markets in which our businesses operate. Many of our competitors or potential competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, and more established relationships. Our competitors may be able to adopt more aggressive pricing policies, develop and expand their product and service offerings more rapidly, adapt to new or emerging technologies more quickly, take advantage of acquisitions and other opportunities more readily, achieve greater economies of scale, and devote greater resources to the marketing and sale of their products and services than we can. For our businesses to be successful, we must be competitive in the Wealth Management and Tax Preparation markets, as described in more detail below.
Wealth Management Competition
As a result of the HD Vest acquisition, we will face additional competition in the wealth management industry, which is a highly competitive global industry. We and our financial advisors will compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisors, asset managers, banks and insurance companies, and direct distributors. Mergers and acquisitions have resulted in consolidation in the wealth management industry. As a result, many of our competitors may have greater financial resources, broader and deeper distribution capabilities, and a more comprehensive offering of products and services. We and our financial advisors will compete directly with those companies for the provision of products and services to clients, as well as for retention and hiring of financial advisors.
We believe that our competitive position in the wealth management industry is a function of our ability to:

•	offer high-quality advice and competitive product pricing;

•	offer a value proposition (in terms of brand recognition, reputation, and financial advisor payouts) that is sufficient to recruit and retain financial advisors;

•	offer products that are attractive to financial advisors and their clients;

•	negotiate competitive compensation arrangements with third-parties, including vendors, suppliers, and product sponsors;

•	develop and react to new technology, services and regulation in the financial services industry; and

•	put in place a sufficient support and service network required to support our financial advisors and clients.

Tax Preparation Competition
Our TaxAct business operates in a very competitive marketplace. There are many competing software products and online services. Intuit’s TurboTax and H&R Block's products and services have a significant percentage of the software and online service market. Our TaxAct business must also compete with alternate methods of tax preparation, including "pencil and paper" do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block, Liberty, and Jackson Hewitt. Finally, our TaxAct business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxAct’s software and services.
We believe that our competitive position in the market for tax preparation software and services is a function of our ability to:

•	offer competitive pricing;

•	continue to offer high-quality, easy-to-use, and accessible software and services that are compelling to consumers;

•	market the software and services in a cost effective way; and

•	offer ancillary services that are attractive to users.
Discontinued Operations
In the online search market, we face competition from multiple sources, including our Search Customers. In particular, Google, Yahoo!, and Bing (Microsoft) collectively control a significant majority of the consumer-facing online search market serviced by our owned and operated sites and those of our distribution partners. Each of these three companies provides search results to our search services in addition to competing for Internet users. Our distribution partners also compete with us for Internet users. We also compete with our Search Customers and other content providers for contracts with new and existing distribution partners. Our E-Commerce business operates in a very competitive marketplace with low barriers to entry. Our competitors that offer similar products include existing well-known brands that operate online e-commerce sites and offline retail stores, as well as new entrants to the e-commerce market.
Privacy and Security of Customer Information and Transactions
Our TaxAct business is subject to various federal, state and international laws and regulations and to financial institution and healthcare provider requirements relating to the privacy and security of the personal information of customers and employees. We are also subject to laws and regulations that apply to the Internet, behavioral tracking and advertising, mobile applications and messaging, telemarketing, email activities, data hosting and retention, financial and health information, and credit reporting. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to new industry segments and new uses of data that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.
Through a privacy policy framework designed to be consistent with globally recognized privacy principles, we comply with United States federal and other country guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. The TaxAct.com website and its online products have been certified by TRUSTe, an independent organization that operates a website and online product privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to influence public policy for privacy and security.
To address security concerns, we use security safeguards to help protect the systems and the information customers give to us from loss, misuse and unauthorized alteration. Whenever customers transmit sensitive information, such as credit card information or tax return data, through one of our websites or products, we use industry standards to encrypt the data as it is transmitted to us. We work to protect our systems from unauthorized internal or external access using numerous commercially available computer security products as well as internally developed security procedures and practices.

HD Vest’s subsidiaries are subject to privacy regulation under federal and state law, which has been, and will continue to be, an area of focus for regulators.
Governmental Regulation

Blucora is a publicly traded company that is subject to Securities and Exchange Commission (“SEC”) and NASDAQ Global Select Market rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance. The adoption of the Sarbanes-Oxley Act of 2002, as well as the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), have significantly expanded the nature and scope of these rules and regulations.
Our Wealth Management and Tax Preparation segments are subject to federal and state government requirements, including regulations related to consumer protection, user privacy, security, pricing, taxation, intellectual property, labor, advertising, broker-dealers, securities, investment advisors, asset management, insurance, listing standards and product and services quality. In addition, our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the SEC, the Financial Industry Regulatory Authority (“FINRA”), state securities and insurance regulators, and other regulatory authorities. We also offer certain other products and services to small businesses and consumers, which are also subject to regulatory requirements. As we expand our products and services, both domestically and internationally, we may become subject to additional government regulation. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours or expand to cover additional products and services. These increased regulatory requirements could impose higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties. See the section entitled "Risks Common to our Businesses" in Part I Item 1A of this report for additional information regarding the potential impact of governmental regulation on our operations and results.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to promulgate regulations that may have an impact on our operations.
Intellectual Property
Our success depends significantly upon our technology and intellectual property rights. We seek to protect such rights and the value of our corporate brands and reputation through a variety of measures, including: domain name registrations, confidentiality and intellectual property assignment agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, patents, trademarks, and trade secrets. We hold multiple issued patents and registered trademarks in the United States and in various foreign countries and we apply for additional patents and trademarks as business needs require. We may not be successful in obtaining issuance or registration for such applications or in maintaining existing patents and trademarks. In addition, issued patents and registered marks may not provide us with any competitive advantages. We may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, and failure to do so could weaken our competitive position and negatively impact our business and financial results. If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, re-engineer our products, engage in expensive and time-consuming litigation, or stop marketing and licensing our products. See the section entitled "Risks Common to our Businesses" in Part I Item 1A of this report for additional information regarding protecting and enforcing intellectual property rights by us and third parties against us.
Employees
As of December 31, 2015, we had 772 full-time employees, of which 298 were part of our Search and Content and E-Commerce businesses. None of our employees are represented by a labor union, and we consider employee relations to be positive. There is significant competition for qualified personnel in the industries in which we operate, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.
Acquisitions
Our acquisition of HD Vest closed on December 31, 2015. TaxAct acquired SimpleTax Software Inc. (“SimpleTax”) on July 2, 2015 and Balance Financial, Inc. (“Balance Financial”) on October 4, 2013. For further detail on these acquisitions, see "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

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

ITEM 1A. Risk Factors

RISKS ASSOCIATED WITH OUR STRATEGIC TRANSFORMATION

As a result of the HD Vest Acquisition, we may face significant disruptions, business conflicts, inefficiencies, and other related risks.
On October 14, 2015, we announced that Blucora had entered into a definitive agreement to acquire HDV Holdings, Inc., the holding company for the group of companies that comprise the Wealth Management business, for $611.9 million, including cash acquired and subject to adjustments (the “HD Vest Acquisition”). For further discussion of the terms of the HD Vest Acquisition, see the "Strategic Transformation" section in Part II Item 7 and "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this annual report. We expect to face certain risks in connection with the HD Vest Acquisition, including the following:

•
Uncertainty and disruptions may negatively impact HD Vest’s relationships with its employees, its financial advisors, or those advisors’ relationships with their clients, which could materially harm HD Vest's financial condition and results of operations;

•
We may fail to realize the anticipated benefits of the HD Vest Acquisition (including the expected operational, revenue, and cost synergies with our Tax Preparation business and the level of revenue and profitability growth that we are expecting), whether attributable to regulatory limitations, operational realities, or otherwise;

•
We may face difficulties, including loss of key employees, disruptions in our ongoing operations, and diversion of our and HD Vest’s management’s attention from ongoing operations and opportunities, in integrating the operations, technologies, products, services, IT systems, controls, and policies and procedures of HD Vest and in upgrading our internal control over financial reporting and disclosure controls and procedures to incorporate the HD Vest operations;

•
The failure to retain key management responsible for the operations of HD Vest could materially and adversely impact those operations, particularly due to the fact that our management team at the corporate level lacks significant experience in the financial services industry;

•
Even if we retain HD Vest’s key management and other employees, we will need to attract and retain additional management resources to continue implementing our change in strategy to a company focused on the technology-enabled financial solutions market;

•
The market for the financial advisors upon whom HD Vest relies is extremely competitive, and failing to retain these individuals would undermine the anticipated benefits of the HD Vest Acquisition, and could also significantly increase our recruiting and retention costs;

•	Our management’s attention may be diverted from the daily operations of our existing businesses and from the execution of our plans to divest the InfoSpace and Monoprice businesses;

•
Our financial results may be materially and adversely impacted by cash expenses and non-cash charges incurred in connection with the HD Vest Acquisition or in the future if goodwill or other intangible assets we acquired in the HD Vest Acquisition become impaired in the future;

•
Notwithstanding the due diligence investigation we performed in connection with the HD Vest Acquisition, HD Vest may have liabilities, losses, or other exposures (including regulatory risks) for which we do not have adequate insurance coverage, indemnification, or other protection; and

•
We incurred substantial additional indebtedness to finance the HD Vest Acquisition, which will increase our vulnerability to increased debt service requirements should interest rates rise, reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions, and limiting our flexibility in planning for, or reacting to, changes in our businesses and industries.

Our financial and operating results may suffer if we are unsuccessful in integrating HD Vest, and any new businesses or technologies associated with HD Vest may not be complementary to our current operations or leverage our current infrastructure and operational experience.

The process of integrating HD Vest and technologies associated with it involves numerous risks that could materially and adversely affect our results of operations or stock price, including:

•	expenses related to the acquisition process and impairment charges to goodwill and other intangible assets related to the acquisition;

•
diversion of management’s or other key personnel’s attention from current operations and other business concerns and potential strain on financial and managerial controls and reporting systems and procedures;

•	disruption of our ongoing businesses, including impairment of existing relationships with employees, distributors, suppliers, or customers;

•
difficulties in assimilating the operations, products, technology, information systems, and management and other personnel of HD Vest that result in unanticipated allocation of resources, costs, or delays;

•	the dilutive effect on earnings per share as a result of issuances of stock, incurring operating losses, and the amortization of intangible assets for HD Vest;

•	stock volatility due to investors' uncertainty regarding the value of HD Vest;

•	higher debt service costs and a decline in stockholder equity in the event of poor financial performance;

•	diversion of capital from other uses;

•	failure to achieve the anticipated benefits of the acquisition in a timely manner, or at all; and

•	adverse outcome of litigation matters or other contingent liabilities assumed in or arising out of the acquisition.
Developing or acquiring a business or technology, and then integrating it with our other operations, is complex, time-consuming, and expensive. The successful integration of an acquisition requires, among other things, that we: retain key personnel; maintain and support preexisting supplier, distribution, and customer relationships; and integrate accounting and support functions. The complexity of the technologies and operations being integrated and the disparate corporate cultures and/or industries being combined may increase the difficulties of integrating an acquired technology or business.

We may face significant challenges in our plans to divest our InfoSpace and Monoprice businesses.
As part of our Strategic Transformation announcement, we outlined plans to divest our InfoSpace and Monoprice businesses, because they no longer align with our new strategic focus on the technology-enabled financial solutions industry. These planned divestitures pose risks and challenges that could materially and adversely impact our business, financial condition, and results of operations, including:

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

•	Efforts to divest InfoSpace and Monoprice may divert our management’s attention from our ongoing operations and the integration of HD Vest;

•	We may be unable to identify suitable buyers of either business on acceptable terms, or at all;

•
There are significant risks and uncertainties in the sales process, including the timing and uncertainty of completion of any transaction and the fulfillment of closing conditions, some of which may be outside of our control;

•
Any significant delay in the completion of these divestitures, or the failure to complete the divestitures, may negatively impact our ability to implement our new strategic focus, delay repayment of indebtedness, negatively impact our ability to achieve our previously announced plans to reduce corporate operating expenses, and may impact our capital allocation priorities;

•
Our results of operations may be negatively impacted by cash expenses and non-cash charges incurred in connection with the planned divestitures of InfoSpace and Monoprice, including retention and severance costs, transaction expenses, and asset impairment charges, which expenses and charges could be substantial whether or not we are able to divest these businesses; and

•
Even if we succeed in divesting InfoSpace or Monoprice, the terms of any transaction may require us to retain certain liabilities or provide the purchaser with certain indemnification protection that could expose us to continued risks of these businesses.

RISKS ASSOCIATED WITH OUR BUSINESSES

Our financial condition and results of operations may be materially and adversely affected by market fluctuations and by economic, political, and other factors.
Our financial condition and results of operations have been, and may in the future be, materially and adversely affected by market conditions and by economic and other factors. Such factors, which can be global, national or local in nature, include: political, social, economic and market conditions; the availability and cost of capital (whether debt or equity); the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; U.S. and foreign government fiscal and tax policies; U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; inflation; investor sentiment and confidence in the financial markets; decline and stress or recession in the U.S. and global economies generally; terrorism and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives, including our divestiture of InfoSpace and Monoprice.

In particular, because the majority of our Tax Preparation business revenue and all of our Wealth Management business revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Challenging economic times could cause potential new customers not to purchase or to delay purchasing of our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could materially harm our business and our future financial results.

In addition, our Wealth Management business operates in the U.S. and global capital and credit markets and derives a substantial portion of its revenue from fees based on client assets. Therefore, fluctuations in the U.S. and global equity and debt markets can have a significant impact on HD Vest’s revenues and earnings. As a result, these factors could materially and adversely impact our financial condition and results of operations.

We believe that investment performance is an important factor in the success of our Wealth Management business. Poor investment performance could impair our revenues and earnings, as well as our prospects for growth. Clients do not have long-term obligations to us and can terminate their relationships with us or our financial advisors at will. Our clients can also reduce the aggregate amount of their assets managed by us or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors’) reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets, and the associated decrease in revenues and earnings, could have a material adverse effect on our business, financial condition, and financial results.

Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.
The tax preparation and wealth management industries are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our competitors in such industries offer new and enhanced products and services every year. Consequently, client expectations are constantly changing. We must successfully innovate and develop or offer new products and features to meet evolving client needs and demands, while continually updating our technology infrastructure. We must devote significant resources to continue to develop our skills, tools, and capabilities in order to capitalize on existing and emerging technologies. Our inability to quickly and effectively innovate our products, services, and infrastructure could harm our business and financial results.

Our Tax Preparation business also faces potential competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. Although the Free File Alliance has kept the federal government from being a direct competitor to our tax offerings, we anticipate that governmental encroachment at both the federal and state levels may present a continued competitive threat to our business for the foreseeable future. The current agreement with the Free File Alliance is scheduled to expire in October 2020.
Our online tax preparation products and services have historically been provided through desktop computers, but the number of people who access similar offerings through mobile devices has increased dramatically in the past few years. We have limited experience to date in mobile platform development, and our existing user experience may not be compelling on mobile devices. Given the speed at which new devices and platforms are being released, it is difficult to predict the problems we may encounter in developing versions of our products and services for use on newly developed devices, and we may need to devote significant resources to the creation, support, and maintenance of new user experiences. If we are slow to develop products and services that are compatible with these new devices, particularly if we cannot do so as quickly as our competitors, our market share will decline. In addition, such new products and services may not succeed in the marketplace, resulting in lost market share, wasted development costs, and damage to our brands.

If we are unable to develop, manage, and maintain critical third party business relationships for our Tax Preparation and Wealth Management businesses, those businesses may be materially and adversely affected.

Our Tax Preparation and Wealth Management businesses are dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, and licensing partners, among others, in many areas of these businesses to deliver our services and products. In certain instances, the products or services provided through these third party relationships may be difficult to replace or substitute, depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. The failure of third parties to provide acceptable and high quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations, which may materially reduce our revenues and profits, cause us to lose customers and clients, and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.

Our Wealth Management business distributes certain investment and insurance products through distribution agreements with third-party financial institutions, including banks, mutual funds, and insurance companies. These products are sold by our financial advisors, who are independent contractors. Maintaining and deepening relationships with these unaffiliated distributors and financial advisors is an important part of our growth strategy because strong third-party distribution arrangements enhance our ability to market our products and increase our assets under management, revenues, and profitability. There can be no assurance that the distribution and financial advisor relationships we have established will continue. Our distribution partners and financial advisors may cease to operate, consolidate, institute cost-cutting efforts, or otherwise terminate their relationship with us. Any such reduction in access to third-party distributors and financial advisors may have a material adverse effect on our ability to market our products and to generate revenue in our Wealth Management segment.

Access to investment and insurance product distribution channels is subject to intense competition due to the large number of competitors and products in the broker-dealer, investment advisory and insurance industries. Relationships with distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of revenue we realize based on sales of particular products or client assets. In addition, regulatory changes may negatively impact our revenues and profits related to particular products or services. Any increase in the costs to distribute our products or reduction in the type or amount of products made available for sale, or revenue associated with those products, may have a material adverse effect on our revenues and profitability.

The Tax Preparation and Wealth Management markets are very competitive, and failure to effectively compete will materially and adversely affect our financial results.
Our Tax Preparation business operates in a very competitive marketplace. There are many competing software products and online services. Intuit’s TurboTax and H&R Block’s products and services have a significant percentage of the software and online service market. Our Tax Preparation business must also compete with alternate methods of tax preparation, including "pencil and paper" do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block, Liberty, and Jackson Hewitt. Finally, our Tax Preparation business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxAct’s software and services. Our financial results may materially suffer if we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers; market the software and services in a cost-effective manner; offer ancillary services that are attractive to users; and develop the software and services at a low enough cost to be able to offer them at a competitive price point.
The wealth management industry in which HD Vest operates is highly competitive, and we may not be able to maintain our clients, financial advisors, distribution network, or the terms on which we provide our products and services.  HD Vest competes based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, technology, product offerings and features, price, and perceived financial strength. Competitors in the wealth management industry include broker-dealers, banks, asset managers, insurers, and other financial institutions. Many of these competitors have greater market share, offer a broader range of products and have greater financial resources. In addition, over time certain sectors of the wealth management industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This consolidation could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices.

Our operation systems and network infrastructure is subject to significant and constantly evolving cybersecurity or other technological risks, and the security measures that we have implemented to secure confidential and personal information may be breached; a potential breach may pose risks to the uninterrupted operation of our systems, expose us to mitigation costs, litigation, investigation and penalties by authorities, claims by persons whose information was disclosed, and damage to our reputation.

We collect and retain certain sensitive personal data. Our Tax Preparation and Wealth Management businesses collect, use, and retain large amounts of confidential personal and financial information from their customers and clients, including information regarding income, assets, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. Maintaining the integrity of these systems and networks is critical to the success of our business operations, including the retention of our customers, clients and advisors, and to the protection of our proprietary information and our customers' and clients’ personal information. A major breach of our systems or those of our third-party service providers may have materially negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. We may detect, or we may receive notices from customers or clients or public or private agencies that they have detected, vulnerabilities in our servers, our software, or third-party software components that are distributed with our products. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer and client confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited.
We are subject to laws, regulations, and industry rules relating to the collection, use, and security of user data. We expect regulation in this area to increase. As a result of our current data protection policies and practices may not be sufficient and thus may require modification. New regulations may require notification to customers, clients, or employees of a security breach, restrict our use of personal information, and hinder our ability to acquire new, or market to, existing customers and clients. As our business continues to expand to new industry segments that may be more highly regulated for privacy and data security, our compliance requirements and costs may increase. We have incurred, and may continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations.
In addition, hackers may develop and deploy viruses, worms, and other malicious software programs that can be used to attack our offerings. Although we utilize network and application security measures, internal controls, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. Any such incident may materially harm our business, reputation, and future financial results and may require us to expend significant resources to address these problems, including notification under data privacy regulations. In addition, our employees (including temporary and seasonal employees) and contractors may have access to sensitive and personal information of our customers, clients, and employees. While we conduct background checks of our employees and these other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. In addition, we rely on third party vendors to host certain of our sensitive and personal information and data. While we conduct due diligence on these third party partners with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these control measures, and, in any event, individuals or third parties may be able to circumvent and/or exploit vulnerabilities that may exist in these security and business controls, resulting in a loss of sensitive and personal customer, client, or employee information and data.
Despite the measures we have taken and may in the future take to address and mitigate cybersecurity and technology risks, we cannot assure that our systems and networks will not be subject to breaches or interference. Any such event may result in operational disruptions as well as unauthorized access to or the disclosure or loss of our proprietary information or our customers’ and clients’ personal information, which in turn may result in legal claims, regulatory scrutiny and liability, reputational damage, the incurrence of costs to eliminate or mitigate further exposure, the loss of customers, clients, or advisors, or other damage to our business. While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance is subject to exclusions and may not be sufficient to protect us against all losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition, or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks as well as the adoption, implementation, and maintenance of appropriate security measures. We could also suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins, inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our businesses.

Our website and transaction management software, data center systems, or the systems of third-party co-location facilities and cloud service providers could fail or become unavailable or otherwise be inadequate, which could materially harm our reputation and result in a material loss of revenues and current or potential customers and clients.

Any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could materially reduce our revenue and impair our ability to properly process transactions. We use both internally developed and third-party systems, including cloud computing and storage systems, for our online services and certain aspects of transaction processing. Some of our systems are relatively new and untested and thus may be subject to failure or unreliability. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in customer satisfaction, additional expense, or delays in reporting accurate financial information.
Our data centers and cloud service could be susceptible to damage or disruption, which could have a material adverse effect on our business, financial condition, and financial results. Our Tax Preparation and Wealth Management businesses have disaster recovery centers but if their primary data centers fail and those disaster recovery centers do not fully restore the failed environments, our business will suffer. In particular, if such interruption occurs during the tax season, the revenue of our Tax Preparation business would be materially and adversely impacted.
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

A drop in our investment performance could materially and adversely affect our revenues and profitability.
Investment performance is a key competitive factor for our Wealth Management segment. Strong investment performance helps to increase client retention and generate sales of products and services. There can be no assurance as to how future investment performance will compare to our competitors, and historical performance is not indicative of future returns. Any drop or perceived drop in investment performance, on an absolute or relative basis, could cause a decline in sales of mutual funds and other investment products, an increase in redemptions and the termination of asset management relationships. These impacts may reduce our aggregate amount of assets under management and reduce management fees. Poor investment performance could also adversely affect our ability to expand the distribution of our products through independent financial advisors.

Restrictions on or litigation regarding financial products may materially harm our financial results.
In our Tax Preparation business, we generate revenue from certain financial products related to our tax preparation software and services. These products include prepaid debit cards on which a tax filer may receive his or her tax refund and the ability of certain of our users to have the fees for our services deducted from their tax refund. Any regulation of these products by state or federal governments, or any competing products offered by state and federal tax collection agencies, could materially and adversely impact our revenue from these financial products. In addition, litigation brought by consumers or state or federal agencies relating to these products may result in additional restrictions on the offering of these products. To the extent that any such additional restrictions or legal claims restrict our ability to offer such products, our financial results may materially suffer.
Our Wealth Management business offers products sponsored by third parties, including but not limited mutual funds, insurance, annuities and alternative investments. These products are subject to complex regulations that change frequently. Although HD Vest has controls in place to facilitate compliance with such regulations, there can be no assurance that its interpretation of the regulations will be consistent with various regulators’ interpretations, that its procedures will be viewed as adequate by regulatory examiners, or that the operating subsidiaries will be deemed to be in compliance with regulatory requirements in all material respects. If products sold by the firm were not to perform as anticipated due to market factors or otherwise, or if the product sponsor became insolvent or is otherwise unable to meet its obligations, this would likely result in material litigation and regulatory action against HD Vest relating to its sales of those products.
Registered investment advisors have fiduciary obligations that require us and our advisors to act in the best interests of our clients and to disclose any material conflicts of interest. We may face liabilities for actual or alleged breaches of legal duties to clients with respect to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our financial advisors.

Unanticipated changes in income tax rates, deduction types, or taxation structure may materially and adversely affect our Tax Preparation business.
Changes in the way that state and federal governments structure their taxation regimes may materially and adversely affect our financial results. The introduction of a simplified or flattened taxation structure may make our services less necessary or attractive to individual filers. We also face risk from the possibility of increased complexity in taxation structures, which may encourage some of our customers to seek professional tax advice instead of using our software or services. In the event that such changes to tax structures cause us to lose market share, our results may materially suffer.

If our Tax Preparation business fails to process transactions effectively or fails to adequately protect against disputed or potential fraudulent activities, our revenue and earnings may be materially harmed.

Our Tax Preparation business processes a significant volume and dollar value of transactions on a daily basis, particularly during tax season. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that fraudulent activity may affect our services. In addition to any direct damages and fines that may result from any such problems, which may be substantial, a loss of confidence in our controls may materially harm our business and damage our brand. The systems supporting our Tax Preparation business are comprised of multiple technology platforms, some of which are difficult to scale. If we are unable to effectively manage our systems and processes, we may be unable to process customer data in an accurate, reliable, and timely manner, which may materially harm our business.

The seasonality of our Tax Preparation business requires a precise development and release schedule and any delays or issues with accuracy or quality may damage our reputation and materially harm our future financial results.

Our tax preparation software and online service must be ready to launch in final form near the beginning of each calendar year to take advantage of the full tax season. We must update the code for our software and service on a precise schedule each year to account for annual changes in tax laws and regulations and ensure that the software and service are accurate. Delayed and unpredictable changes to federal and state tax laws and regulations can cause an already tight development cycle to become even more challenging. If we are unable to meet this precise schedule and we launch our software and service late, we risk losing customers to our competitors. If we cannot develop our software with a high degree of accuracy and quality, we risk errors in the tax returns that are generated. Such errors could result in loss of reputation, lower customer retention, or legal claims, fees, and payouts related to the warranty on our software and service.

Risk management policies and procedures for our Tax Preparation and Wealth Management business may not be fully effective in identifying or mitigating risk exposure in all market environments or against all types of risk, including employee and financial advisor misconduct.

We are subject to the risks of errors and misconduct by our employees and financial advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. Although we have internal controls in place, these issues are difficult to detect in advance and deter, and could materially harm our business, results of operations or financial condition. We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in our businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as the risk of counterparty denial of coverage, default or insolvency.

Increased government regulation of our business may harm our operating results.
We are subject to federal, state, and local laws and regulations that affect our activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security requirements, digital content, consumer protection, real estate, billing, promotions, quality of services, intellectual property ownership and infringement, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health, and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act). As we complete our Strategic Transformation and expand our products and services and revise our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours as well as the laws of other jurisdictions in which we operate. These regulatory requirements could impose significant limitations, require changes to our business, require notification to customers, clients, or employees of a security breach, restrict our use of personal information, or cause changes in customer purchasing behavior that may make our business more costly, less efficient, or impossible to conduct, and may require us to modify our current or future products or services, which may materially harm our future financial results.
The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by the government or private entities, or new interpretations of existing laws may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our Tax Preparation business or offer our tax preparation products and services. We may not be able to respond quickly to such regulatory, legislative and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, we may become subject to lawsuits, penalties, and other liabilities that did not previously apply. We are also required to comply with a variety of state revenue agency standards in order to successfully operate our tax preparation and electronic filing services. Changes in state-imposed requirements by one or more of the states, including the required use of specific technologies or technology standards, may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner and at an acceptable price.
Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the SEC, FINRA, state securities and insurance regulators, and other regulatory authorities. Our failure to comply with the laws, rules, and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise materially impact our financial condition, results of operations, and liquidity. These regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations, or interpretations, and there can also be no assurance that other federal or state agencies will not attempt to further regulate our business. The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulations of the wealth management industry. Regulators implementing the Dodd-Frank Act have adopted, proposed to adopt, and will in the future adopt regulations that we expect will materially impact the manner in which we will market HD Vest products and services, manage HD Vest operations, and interact with regulators.
In addition, the Department of Labor (“DOL”) has proposed regulations seeking to change the definition of who is a fiduciary under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and how such advice must be provided to account holders in ERISA plans and individual retirement accounts (“IRAs”). These regulations are expected to focus on conflicts of interest related to recommendations made by financial advisors to clients holding qualified accounts and also on how financial advisors are able to solicit rollovers. IRAs make up a majority of HD Vest's assets under management and administration. We cannot predict whether or when the regulations may be finalized, or how any final regulations may differ from the previously proposed regulations. DOL recently sent the regulations to the Office of Management and Budget for review, which could mean final regulations are imminent. The final regulations may negatively impact how we receive fees, how we compensate our advisors, how we are able to retain advisors, and how we design our investment products and services for accounts covered by the rule, any of which could materially and adversely impact our results of operations.
Our ability to comply with all applicable laws, rules and regulations, and interpretations is largely dependent on our establishment and maintenance of compliance, audit, and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, and risk management personnel. While we have adopted systems, policies, and procedures reasonably designed to comply or facilitate compliance with all applicable laws, rules and regulations, and interpretations, these systems, policies, and procedures may not be fully effective. There can be no assurance that we will not be subject to investigations, claims, or other actions or proceedings by regulators or third-parties with respect to our past or future compliance with applicable laws, rules, and regulations, the outcome of which may have a material adverse effect on our financial condition and results of operations.
HD Vest distributes its products and services through financial advisors who affiliate with the firm as independent contractors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our financial advisors as independent contractors. Although we believe we have properly classified our advisors as independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities may determine that we have misclassified our advisors as independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties, which could have a material adverse effect on our business model, financial condition, and results of operations.

Our business depends on our strong reputation and the value of our brands, which could be negatively impacted by poor performance.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers and clients. Adverse publicity (whether or not justified) relating to regulatory proceedings or other events or activities attributed to our businesses, our employees, our vendors, or our partners may tarnish our reputation and reduce the value of our brands. In addition, if we are unable to successfully integrate HD Vest or if we are unable to develop awareness of the HD Vest brand, our reputation could be damaged. Damage to our reputation and loss of brand equity may reduce demand for our products and services and have a material adverse effect on our future financial results. Such damage also would require additional resources to rebuild our reputation and restore the value of the brands.

If others claim that our services infringe their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.

Companies and individuals with rights relating to the technology industry have frequently resorted to litigation regarding intellectual property rights. These parties have in the past made and may in the future make claims against us alleging infringement of patents, copyrights, trademarks, trade secrets, or other intellectual property or proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, or require removal or redesigning of our products or services, payment of damages for infringement, or entry into royalty or licensing agreements. Our technology, services, and products may not be able to withstand any third-party claims or rights against their use. In some cases, the ownership or scope of an entity’s or person’s rights is unclear. In addition, the ownership or scope of such rights may be altered by changes in the legal landscape, such as through developments in U.S. or international intellectual property laws or regulations or through court, agency, or regulatory board decisions. If a successful claim of infringement were made against us and we could not develop non-infringing technology or content, or license the infringed or similar technology or content, on a timely and cost-effective basis, our financial condition and results of operations could be materially and adversely affected.
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

To protect our rights in our services and technology, we rely on a combination of copyright and trademark laws, patents, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. We also rely on laws pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services or technology, obtain and use information, marks, or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, our competitive position could be materially weakened.
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
We may have to litigate to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of others’ proprietary rights, which are sometimes not clear or may change. Litigation can be time-consuming and expensive, and the outcome can be difficult to predict.

If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our businesses.
Our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel, including personnel with experience and expertise in the wealth management, tax preparation, and technology industries to support our new strategic focus. Qualified personnel with experience relevant to our businesses are scarce, and competition to recruit them is intense. If we fail to successfully hire and retain a sufficient number of highly qualified employees, we may have difficulties in supporting or expanding our businesses. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees.
As part of our announcement on October 14, 2015 with respect to the Strategic Transformation, we announced a leadership succession plan under which William J. Ruckelshaus will resign his position as President and Chief Executive Officer when a permanent successor has been identified. Following such announcement, our Board of Directors commenced and is currently engaged in a search process to identify, evaluate and select a new President and Chief Executive Officer to lead Blucora through the Strategic Transformation. Our business and operations are substantially dependent on the performance of our key employees. Changes of management or key employees may disrupt operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor, we may not be able to successfully and timely manage our business or achieve our business objectives. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.
We use stock options, restricted stock units, and other equity-based awards to recruit and retain senior level employees. With respect to those employees to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in aggregate or individually is either not deemed by the employee to be substantial enough or deemed so substantial that the employee leaves after their equity-based awards vest. If our stock price does not increase significantly above the exercise prices of our options, we may need to issue new equity-based awards in order to motivate and retain our key employees. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our stockholders or may increase our compensation costs. There can be no assurance that any such programs, if approved by stockholders, or any other incentive programs, would be successful in motivating and retaining our employees.

Restructuring and streamlining our business, including implementing reductions in workforce, discretionary spending, and other expense reductions, may materially harm our businesses.
We have in the past found and may in the future find it advisable to take measures to streamline operations and reduce expenses, including, without limitation, reducing our workforce or discontinuing products or businesses. For example, in connection with our Strategic Transformation (as described in the "Strategic Transformation" section in Part II Item 7 of this annual report), we have effected and will in the future effect significant reductions-in-force. Such measures may place significant strains on our management and employees. We may also incur liabilities from these measures, including liabilities from early termination or assignment of contracts, potential failure to meet obligations due to loss of employees or resources, and resulting litigation. Such effects from restructuring and streamlining could have a materially negative impact on our business, financial condition, and financial results.

We may seek to acquire companies or assets that complement our Wealth Management and Tax Preparation businesses, and our financial and operating results may materially suffer if we are unsuccessful in completing any such acquisitions on favorable terms.

We may seek to acquire companies or assets that complement our Wealth Management and Tax Preparation businesses. There can be no guarantee that any of the opportunities that we evaluate will result in the purchase by us of any business or asset being evaluated, or that, if acquired, we will be able to successfully integrate such acquisition.
If we are successful in our pursuit of any complementary acquisition opportunities, we intend to use available cash, debt and/or equity financing, and/or other capital or ownership structures designed to diversify our capital sources and attract a competitive cost of capital, all of which may change our leverage profile. There are a number of factors that impact our ability to succeed in acquiring the companies and assets we identify, including competition for these companies and assets, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our businesses, taking into account potential benefits of operational synergies. However, these new business additions and acquisitions, if any, involve a number of risks and may not achieve our expectations, and, therefore, we could be materially and adversely affected by any such new business additions or acquisitions. There can be no assurance that the short or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we pay or expenses we incur.
RISKS RELATED TO OUR FINANCING ARRANGEMENTS

We incurred debt in connection with our acquisitions of Monoprice and HD Vest and may incur future debt related to other complementary acquisitions, which may materially and adversely affect our financial condition and future financial results.

In connection with our acquisition of Monoprice, that company incurred debt under a November 2013 credit facility, of which $25.0 million was outstanding as of December 31, 2015. In connection with our acquisition of HD Vest, TaxAct and HD Vest incurred debt under a December 2015 credit facility, of which $400.0 million was outstanding as of December 31, 2015. The Monoprice and TaxAct-HD Vest credit facilities are non-recourse debts. The Monoprice credit facility is guaranteed by Monoprice Holdings, Inc., and the TaxAct-HD Vest credit facility is guaranteed by TaxAct Holdings, Inc. and HD Vest Holdings, Inc., all of which are Blucora’s direct subsidiaries. These debts may materially and adversely affect our financial condition and future financial results by, among other things:

•	increasing Monoprice’s, TaxAct’s, or HD Vest's vulnerability to downturns in their businesses, to competitive pressures, and to adverse economic and industry conditions;

•
requiring the dedication of a portion of our expected cash from Monoprice’s, TaxAct’s, and HD Vest's operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and complementary acquisitions;

•	requiring cash infusions from Blucora to Monoprice, TaxAct, or HD Vest if any or all are unable to meet their payment or other obligations under the applicable credit facilities;

•	increasing our interest payment obligations in the event that interest rates rise dramatically; and

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.
These credit facilities impose restrictions on Monoprice, TaxAct, and HD Vest, including restrictions on their ability to create liens on their assets and on our ability to incur indebtedness, and require Monoprice, TaxAct, and HD Vest to maintain compliance with specified financial ratios. Their ability to comply with these ratios may be affected by events beyond their control. In addition, these credit facilities include covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. These debts, and our ability to repay them, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.
In addition, we or our subsidiaries may incur additional debt in the future to finance complementary acquisitions or for other purposes. Any additional debt may result in risks similar to those discussed above related to the Monoprice and TaxAct-HD Vest debts or in other risks specific to the credit agreements entered into for those debts.

We sold $201.25 million of Convertible Senior Notes in 2013, which may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.

In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes (the “Notes”) due 2019. The accounting for the Notes results in the recognition of interest expense significantly more than the stated interest rate of the Notes and may result in volatility to our financial results. The Notes may be settled in a combination of cash or shares of common stock, indicating that the Notes contain liability and equity components. Upon issuance of the Notes, we were required to establish a separate initial value for the conversion option, the equity component, and bifurcate this value from the value attributable to the debt component of the Notes. As a result, for accounting purposes, we were required to treat the Notes as having been issued with a debt discount to their principal amount. We are accreting the debt discount to interest expense ratably over the term of the Notes, which amounts to an effective interest rate in our financial results that exceeds the stated interest rate of the Notes. This will reduce our earnings and could adversely affect the price at which our common stock trades but will have no effect on the amount of cash interest paid to holders or on our cash flows.
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
The conditional conversion feature of the Notes, if triggered, and the requirement to repurchase the Notes upon a fundamental change, may adversely affect our financial condition and financial results. In the event the conditional conversion feature of the Notes is triggered, holders of the Notes will be entitled, at their option, to convert the Notes at any time during specified periods. If we undergo a fundamental change (as described in the applicable Indenture), subject to certain conditions, holders of the Notes may require us to repurchase all or part of their Notes for cash at a price equal to 100% of the principal amount of the Notes, plus accrued and unpaid interest.
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

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes due 2019. In addition, as of December 31, 2015, Monoprice had $25.0 million outstanding under the credit facility entered into in November 2013, and HD Vest and TaxAct had $400.0 million outstanding under the credit facility entered into in December 2015. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition and results at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we may evaluate complementary acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for complementary acquisitions or for other business purposes, we may need to change or postpone such acquisitions or find alternative financing for them. We may seek additional funding through public or private financings, through sales of equity, or through other arrangements. Our ability to raise funds may be materially and adversely affected by a number of factors, including factors beyond our control, such as economic conditions in the markets in which we operate and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could materially harm our business.
RISKS RELATED TO OUR DISCONTINUED OPERATIONS

The current challenges in the Search and Content business may continue.
Our Search and Content business has faced significant challenges, beginning in early 2014 and continuing to the present. These challenges have resulted in significant declines in the financial results for this business, and if current trends cannot be reversed, the ability of this business to operate profitably will be significantly challenged in future periods. The continuing challenges include, among other things, limitations in InfoSpace's ability to monetize its mobile advertising offering as a result of changes in our agreement with Google, losses of distribution partners, and suspended or limited access to its services for certain distribution partners and our own sites due to regular monitoring of policy and compliance requirements. Although InfoSpace has addressed, to varying degrees, some of these challenges, it has been unable to address all of them, and additional issues have emerged, leading to continued and significant pressure on our Search and Content business. These challenges may be exacerbated by our announcement that we intend to divest the Search and Content business. If InfoSpace is unable to successfully address its current challenges, or if new issues emerge, it is likely to see a continued material adverse effect on its Search and Content business, and our efforts to divest the business at a price we deem adequate, or at all, may be impaired.

InfoSpace may be unable to compete successfully in the search market.
InfoSpace faces intense competition in the search market. Many of its competitors have substantially greater financial, technical, and marketing resources, larger customer bases, longer operating histories, more developed infrastructures, greater brand recognition, better access to vendors, or more established relationships in the industry than it has. Some of the companies that it competes with in the search market are currently Search Customers of InfoSpace, the loss of any of which could harm its business. In addition, it may face increasing competition for search market share from new search startups, mobile search providers, and social media sites and applications. If InfoSpace is unable to match or exceed its competitors’ marketing reach and customer service experience, its business may not be successful and our ability to divest the business at a price we deem adequate, or at all, may be impaired.

In addition, InfoSpace's search business, and that of most of its distribution partners, is primarily based on searches conducted from browsers and other applications on desktop and laptop computers. As mobile phones, tablets, and other mobile devices increase in popularity, functionality, and usage, mobile searches will constitute an increasing percentage of the search market. Because InfoSpace's search business has been primarily focused on the desktop and laptop markets, it may have less experience and capability in offering and monetizing mobile search services than its competitors. In addition, because it relies on its Search Customers to provide it with search results and advertisements, its ability to innovate for mobile search and to expand in that market is dependent on the cooperation of, and collaboration with, those Search Customers. Under the terms of its current agreement with Google, which took effect on April 1, 2014 and was subsequently amended, InfoSpace's revenue share rate with respect to Google's mobile search advertisements is significantly lower than the revenue share rate for desktop advertisements. As a result, InfoSpace has increased its usage of its other current advertising solutions for mobile and/or found additional mobile advertising solutions and partners. Nonetheless, if InfoSpace cannot develop services and partners that allow it to sufficiently innovate for the mobile search market and if its mobile advertising solutions monetize at a significantly lower level than its desktop advertising solutions, its ability to participate in the market shift to mobile search will be impaired, which will likely have a material adverse effect on its search business, its financial results, and our ability to divest the business at a price we deem adequate, or at all.

Most of InfoSpace's search services revenue is attributable to Google, and the loss or termination of its relationship, or a payment dispute with, Google or any other significant Search Customer would materially harm its business and financial results.

If any existing or future significant Search Customer, such as Google, Yahoo!, or Bing, were to substantially reduce InfoSpace's revenue share rates or substantially reduce, eliminate, or increase the cost of the content it provides to InfoSpace or to its distribution partners, or if InfoSpace was to terminate or substantially reduce the extent of its relationship with any existing or future significant Search Customer, its business results could materially suffer and our ability to divest the business at a price we deem adequate, or at all, may be impaired.

Failure by InfoSpace or its search distribution partners to comply with the policies promulgated by Google, Yahoo!, and Bing may cause that Search Customer to temporarily or permanently suspend the use of its content or terminate its agreement with InfoSpace, or may require it to modify or terminate certain distribution relationships.

If InfoSpace or its search distribution partners fail to meet the policies promulgated by Google, Yahoo!, or Bing for the use of their content, it may not be able to continue to use their content or provide the content to such distribution partners. InfoSpace's agreements with Google, Yahoo!, and Bing give them the ability to suspend the use and the distribution of their content for non-compliance with their requirements and policies and, in the case of breaches of certain other provisions of their agreements, to terminate their agreements with InfoSpace immediately, regardless of whether such breaches could be cured. If InfoSpace's Search Customers were to suspend or terminate their agreements with us, it would not receive any revenue from any property of its or its distribution partner that is affected by the suspended content, and the loss of such revenue could materially harm its business, financial condition and financial results.

InfoSpace may be subject to liability for its use or distribution of information that it gathers or receives from third parties and indemnity protections or insurance coverage may be inadequate to cover such liability.

InfoSpace's search services obtain content and commerce information from third parties and link users, either directly through its own websites or indirectly through the web properties of its distribution partners, to third-party webpages and content in response to search queries and other requests. These services could expose InfoSpace to legal liability from claims relating to such third-party content and sites, the manner in which these services are distributed and displayed by InfoSpace or its distribution partners, or how the content provided by its Search Customers was obtained or provided by its Search Customers. This could subject InfoSpace to legal liability for such things as defamation, negligence, intellectual property infringement, violation of privacy or publicity rights, and product or service liability, among others. The laws or regulations of certain jurisdictions may also deem some content illegal, which also may expose it to liability. Regardless of the legal merits of any such claims, they could result in costly litigation, be time-consuming to defend, and divert management’s attention and resources. If there were a determination that InfoSpace had violated third-party rights or applicable law, it could incur substantial monetary liability, be required to enter into costly royalty or licensing arrangements (if available), or be required to change its business practices. InfoSpace is also subject to laws and regulations, both in the United States and abroad, regarding the collection and use of end user information and search-related data. If it does not comply with these laws and regulations, it may be exposed to legal liability, which could negatively impact its financial results and our ability to divest the business at a price we deem adequate, or at all, may be impaired.

Our efforts to transition our Search and Content business may not be successful.
As a result of the challenges discussed above, we have invested in initiatives to transition our Search and Content business to methods of monetization that can be more viable long term. These initiatives are targeted at business opportunities that we believe are promising, but the initiatives are still in their early stages, and there can be no assurance that we will identify viable alternate monetization methods, that we will successfully execute the changes necessary for this transition, that this transition will occur on a time line sufficient to offset declines in the business, that we will identify and attract partners needed for this transition, or that our Search Customers will permit the changes necessary for this transition. Our transition efforts may be set back by our announcement that we intend to divest our Search and Content business. If the current challenges continue and this transition is not successful, our Search and Content business will likely experience continued declines in its financial results, the ability of this business to operate profitably will be significantly challenged in future periods, and our ability to divest the business at a price we deem adequate, or at all, may be impaired.

The electronics and accessories market is highly competitive, and failure to effectively compete will adversely affect our financial results.
The electronics and accessories market in which our Monoprice business sells products is highly competitive. All of Monoprice’s products face competition from many sellers of similar products, of which some sellers are much larger and more well-known than Monoprice. Monoprice attempts to offer products that provide similar quality and technology as those offered by its competitors, but at a lower price, and it attempts to do so with customer service and support that equals or exceeds that of many of its competitors. Many of its competitors have significant competitive advantages over it that may materially and adversely affect its ability to successfully compete on price, quality, technology, service, or support, including larger scale, advanced research facilities, extensive experience in the industry, proprietary intellectual property, greater financial resources, more advanced and extensive supply chain and distribution capacity, better service and support capability, and stronger relationships with suppliers and resellers. If Monoprice is unable to successfully compete on price, quality, technology, service, or support, it may not be able to attract and retain customers which would materially impact our financial results and our ability to divest the business at a price we deem adequate, or at all.

If Monoprice fails to accurately forecast customer demand, its inventory may either exceed demand or be insufficient to meet demand, which could materially harm our financial results.
Monoprice relies on its supplier network to manufacture its products, and as a result, it must forecast demand for its products well in advance of the sale of those products when placing orders from our suppliers. If its orders exceed eventual demand, it will have excess inventory, which will increase its inventory carrying costs, may increase risk that those products will become obsolete prior to sale, and may result in write-offs and/or significant price reductions of that inventory. If orders are insufficient to meet demand, Monoprice may not be able to adequately replace that inventory to meet all customer orders in a timely manner, resulting in back-orders, potential lost sales, and negative customer experiences. Significant failure to accurately forecast customer demand may thus materially impact our short-term financial results and our ability to divest the business at a price we deem adequate, or at all.

Monoprice depends on international third-party manufacturers to supply its electronics and accessories, and risks related to the manufacture and shipping of its products could materially and adversely affect its operations and financial results.

Monoprice outsources most of the manufacturing of its electronics and accessories to suppliers in Asia. It relies on the performance of these suppliers, and any problems with such performance could result in cost overruns, delayed deliveries, shortages, poor quality control, intellectual property issues (both theft of its intellectual property and infringement by its suppliers of the intellectual property of others), and compliance issues. Performance problems by its suppliers could result from many events, including the following: suppliers’ willful or unintentional breach of supply agreements; their failure to comply with applicable laws and regulations; labor unrest at their facilities; civil unrest; natural or human disasters at production or shipping facilities; equipment or other facility failures; their inability to acquire sufficient quantities or qualities of components or raw materials at expected prices; infrastructure problems in their countries (e.g., power or transportation infrastructure problems); their bankruptcy, insolvency, or other financial problems; and requests or requirements by their other customers that may conflict with its requirements. In addition, because most of Monoprice's products are shipped from Asia, the company faces risks related to such shipping, including performance failures by its shipping partners and those of its suppliers, natural disasters, shipping equipment failure, and export and import regulation compliance issues. In late 2014 and early 2015, Monoprice's ability to maintain adequate inventory was impacted by slowdowns in offloading container ships resulting from labor disputes. These slowdowns could recur, with the result that the impact on Monoprice's ability to maintain inventory could be impaired.
The performance of Monoprice's manufacturers, suppliers, and shippers is largely outside of its control. As the result of any performance failures, Monoprice may lose sales, or it may be required to adjust product designs, change production schedules, or develop suitable alternative contract manufacturers, suppliers, or shippers, which could result in delays in the delivery of products to its customers and/or increased costs. Any such delays, disruptions, or quality problems could adversely impact its ability to sell its products, harm its reputation, impair its customer relationships, and materially and adversely affect our financial condition and results of operations.

Monoprice's electronics and accessories could experience quality or safety defects that could result in damage to our reputation, require it to provide replacement products, or cause it to institute product recalls.

We expect that all of Monoprice's electronics and accessories will meet or exceed all applicable standards for quality and safety. Monoprice monitors and attempts to address any quality or safety issues during the design and manufacturing processes, but some problems or defects may not be identified until after introduction and shipment of products to consumers. Resolving such problems or defects may result in increased costs related to production and shipment of replacement parts or products, increased customer support requirements, and redesign and manufacture of products. If Monoprice is unable to fix defects in a timely manner or adequately address quality control issues, its relationships with its customers may be impaired, its reputation may suffer, and it may lose customers. If the problems or defects result in a significant safety hazard, Monoprice may be forced to institute a product recall, resulting in negative publicity, loss of reputation, administrative costs, distraction of personnel from regular duties, and recall, refund, and replacement expenses. In addition, such product recalls may result in disputes with suppliers and customers or lead to adverse proceedings such as arbitration or litigation, which can be costly and expensive and could have a negative impact on our ability to divest the business at a price we deem adequate, or at all.

Product liability claims or regulatory actions could materially and adversely affect Monoprice's financial results or harm its reputation.
As the seller of consumer products, Monoprice faces the possibility that there will be claims for losses or injuries caused by some of its products. In addition to the risk of substantial monetary judgments and penalties that could have a material effect on its financial condition and results of operations, product liability claims or regulatory actions could result in negative publicity that could harm its reputation in the marketplace. Monoprice also could be required to recall and possibly discontinue the sale of possible defective or unsafe products, which could result in adverse publicity and significant expenses. Although Monoprice maintains product liability insurance coverage, potential product liability claims may exceed the amount of coverage or could be excluded under the terms of the policy.
OTHER RISKS

Our stock price has been highly volatile and such volatility may continue.
The trading price of our common stock has been highly volatile. Between January 1, 2014 and December 31, 2015, our closing stock price ranged from $9.55 to $28.73. On February 16, 2016, the closing price of our common stock was $6.61. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

•	actual or anticipated variations in quarterly and annual results of operations;

•
impairment charges, changes in or loss of material contracts and relationships, dispositions or announcements of complementary acquisitions, or other business developments by us, our partners, or our competitors;

•	conditions or trends in the tax preparation, wealth management, search and content services, or e-commerce markets;

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity issuances resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards;

•	adverse publicity (whether justified or not) with respect to our business; and

•	announcements or publicity relating to litigation or governmental enforcement actions.
In addition, the equities market has experienced extreme price and volume fluctuations, and our stock has been particularly susceptible to such fluctuations. Often, class action litigation has been instituted against companies after periods of volatility in the price of such companies’ stock. We have been defendants in such class action litigation in prior periods and could be subject to future litigation, potentially resulting in substantial cost and diversion of management’s attention and resources.

Our financial results may fluctuate, which could cause our stock price to be volatile or decline.
Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•	the inability of any of our businesses to meet our expectations;

•	the seasonality of our Tax Preparation business and the resulting large quarterly fluctuations in our revenues;

•	the success or failure of our Strategic Transformation and our ability to implement those initiatives in a cost effective manner;

•	the mix of revenues generated by existing businesses, discontinued operations or other businesses that we develop or acquire;

•	gains or losses driven by fair value accounting;

•	litigation expenses and settlement costs;

•	misconduct by employees and HD Vest financial advisors, which is difficult to detect and deter;

•	expenses incurred in finding, evaluating, negotiating, consummating, and integrating acquisitions;

•	impairment or negative performance of the many different industries and counterparties we rely on and are exposed to;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	any restructuring charges we may incur;

•
any economic downturn, which could result in lower acceptance rates on premium products and services offered by our Wealth Management business and impact the commissions and fee revenues of our financial advisory services;

•	the level and mix of assets we have under management and administration, which are subject to fluctuation based on market conditions and client activity;

•
new court rulings, or the adoption of new laws, rules, or regulations, that adversely affect our tax preparation products and services, or our wealth management offerings or that otherwise increase our potential liability or compliance costs;

•	impairment in the value of long-lived assets or the value of acquired assets, including goodwill, technology, and acquired contracts and relationships; and

•	the effect of changes in accounting principles or standards or in our accounting treatment of revenues or expenses.
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

If there is a change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards (“NOLs”) may be severely limited or potentially eliminated.

As of December 31, 2015, we had federal NOLs of $521.1 million that will expire primarily between 2020 and 2024. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

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

•	the requirement for super majority approval by stockholders for certain business combinations;

•	the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our board of directors to amend or repeal our bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain restrictions in our charter on transfers of our common stock designed to preserve our federal NOLs.
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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
All of our facilities are leased.  We believe our properties are suitable and adequate for our present and anticipated near-term needs.
Continuing operations: Our principal corporate office is located in Bellevue, Washington. The headquarters and data center facility for our HD Vest business are in Irving, Texas, and we have a backup data center for our HD Vest business in Elk Grove, Illinois, along with multiple disaster recovery data center locations across the country through a third party vendor. The headquarters and data center facility for our TaxAct business are in Cedar Rapids, Iowa, and we have a disaster recovery data center for our TaxAct business in Waukee, Iowa.
Discontinued operations: The primary operations for our InfoSpace business are located in Bellevue, Washington, with the exception of the HSW operations, which are located in Atlanta, Georgia. The headquarters and distribution facility for our E-Commerce business are in Rancho Cucamonga, California, with an additional distribution facility located in Hebron, Kentucky.
ITEM 3. Legal Proceedings
See "Note 9: Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding legal proceedings.
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

	High	Low
Year ended December 31, 2015
First Quarter	$15.04	$12.88
Second Quarter	$16.60	$13.65
Third Quarter	$16.20	$13.14
Fourth Quarter	$14.81	$9.55
Year ended December 31, 2014
First Quarter	$28.73	$19.11
Second Quarter	$19.85	$17.07
Third Quarter	$18.96	$15.24
Fourth Quarter	$17.04	$13.12
On February 16, 2016, the last reported sale price for our common stock on the NASDAQ Global Select Market was $6.61 per share.
Holders
As of February 16, 2016, there were 413 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.
Dividends
There were no dividends paid in 2015 and 2014.
Share Repurchases
See "Note 10: Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information regarding the Company’s stock repurchase program. Share repurchase activity during the fourth quarter 2015 was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1-31, 2015	—	$—	—	$29,404
November 1-30, 2015	10	$10.25	10	$29,299
December 1-31, 2015	53	$10.58	53	$28,739
Total	63	$10.52	63

ITEM 6. Selected Financial Data
The following data are derived from our audited consolidated financial statements and should be read along with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, our consolidated financial statements and notes in Part II Item 8, and other financial information included elsewhere in this report.

		Years ended December 31,
		2015	2014	2013	2012	2011
Consolidated Statements of Operations Data:		(In thousands, except per share data)
Revenue	(1) (2)	$117,708	$103,719	$91,213	$62,105	$—
Operating income (loss)	(1) (2)	(4,807)	4,603	(3,478)	(13,138)	(17,190)
Other income (loss), net	(1)	(12,542)	(13,489)	(29,568)	(6,630)	1,780
Loss from continuing operations before income taxes		(17,349)	(8,886)	(33,046)	(19,768)	(15,410)
Income tax benefit	(1) (3)	4,623	3,342	7,385	5,184	24,035
Income (loss) from continuing operations		(12,726)	(5,544)	(25,661)	(14,584)	8,625
Discontinued operations, net of income taxes	(1) (5)	(27,348)	(30,003)	50,060	37,110	12,969
Net income (loss)		$(40,074)	$(35,547)	$24,399	$22,526	$21,594
Net income (loss) per share - basic:
Continuing operations		$(0.31)	$(0.13)	$(0.62)	$(0.36)	$0.23
Discontinued operations		(0.67)	(0.73)	1.21	0.92	0.34
Basic net income (loss) per share		$(0.98)	$(0.86)	$0.59	$0.56	$0.57
Weighted average shares outstanding, basic		40,959	41,396	41,201	40,279	37,954
Net income (loss) per share - diluted:
Continuing operations		$(0.31)	$(0.13)	$(0.62)	$(0.36)	$0.22
Discontinued operations		(0.67)	(0.73)	1.21	0.92	0.34
Diluted net income (loss) per share		$(0.98)	$(0.86)	$0.59	$0.56	$0.56
Weighted average shares outstanding, diluted		40,959	41,396	41,201	40,279	38,621

Consolidated Balance Sheet Data (4):
Cash, cash equivalents, and investments		$66,774	$293,588	$323,429	$162,295	$293,551
Working capital	(5) (6) (7)	174,571	299,431	140,100	142,311	282,102
Total assets		1,299,548	865,775	969,677	581,699	394,809
Total long-term liabilities	(5) (6) (7) (8)	656,122	311,692	171,268	98,945	816
Total stockholders’ equity		462,284	479,025	514,070	415,450	355,105

(1)	For a discussion of activity in 2013 through 2015, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this report.

(2)	On January 31, 2012, we acquired TaxAct.

(3)	In 2011, we recorded a reversal of $18.9 million of the valuation allowance related to our deferred tax assets.

(4)	On December 31, 2015, we acquired HD Vest. See "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(5)
On October 14, 2015, we announced plans to divest the Search and Content and E-Commerce businesses. Accordingly, the operating results of these businesses have been presented as discontinued operations for all periods presented, and the related balance sheet data have been classified in their entirety within current assets and current liabilities as of December 31, 2015 but classified within current and long-term assets and liabilities, as appropriate, for prior periods. In addition, we completed the sale of Mercantila on June 22, 2011. The operating results of this business have been presented as discontinued operations for 2011.

(6)
During 2015 and 2014, the Notes were classified as a long-term liability with an outstanding balance, net of discount and issuance costs, of $185.9 million and $181.1 million, respectively. The Notes were classified as a current liability in 2013. See "Note 8: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(7)	We had the following debt activity. See "Note 4: Discontinued Operations" and "Note 8: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

◦
In 2015, TaxAct and HD Vest entered into a credit facility agreement, which had an outstanding balance, net of any discount and issuance costs and including any short-term portion, of $379.1 million as of December 31, 2015.

◦
In 2013, Monoprice entered into a credit facility agreement, and TaxAct entered into a new credit facility agreement (to replace the one entered into in 2012). These arrangements had total outstanding balances, net of any discounts and including any short-term portions, of $25.0 million and nil, respectively, as of December 31, 2015, $41.8 million and $51.9 million, respectively, as of December 31, 2014, and $49.7 million and $71.4 million, respectively, as of December 31, 2013. The TaxAct credit facility was closed in 2015.

◦	During 2012, TaxAct entered into a credit facility agreement, under which $73.9 million, net of discount and including the short-term portion, was outstanding as of December 31, 2012.

(8)	During 2013, the Monoprice acquisition resulted in a $27.7 million deferred tax liability related to intangible assets.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the Selected Financial Data and our consolidated financial statements and notes thereto included elsewhere in this report.
Introduction
Blucora operates two primary businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HD Vest, which we acquired on December 31, 2015, and, accordingly, has no operating activities in Blucora's 2015 results of operations. HD Vest will be included in Blucora's results of operations beginning on January 1, 2016. HD Vest provides wealth management solutions for financial advisors. The Tax Preparation business consists of the operations of TaxAct and provides digital tax preparation solutions for consumers, small business owners, and tax professionals.
Blucora also operates an internet Search and Content business and an E-Commerce business. The Search and Content business, InfoSpace, provides search services to users of our owned and operated and distribution partners' web properties, as well as online content through HSW. The E-Commerce business consists of the operations of Monoprice and sells self-branded electronics and accessories to both consumers and businesses.
Strategic Transformation
On October 14, 2015, we announced our plans to focus on the technology-enabled financial solutions market, which we refer to as the “Strategic Transformation.” The Strategic Transformation consists of the acquisition of HD Vest, which closed on December 31, 2015, and our intention to divest our Search and Content and E-Commerce businesses in the first half of 2016. The transformation will result in fewer support requirements and, therefore, reduced corporate operating expenses. We also expect to shift our capital allocation priority in the near-term to pay down debt, which includes using at least 50% of the net divestiture proceeds to pay down the new TaxAct - HD Vest 2015 credit facility per the debt agreement. The elements of our Strategic Transformation are described in more detail below. For a discussion of the associated risks, see the section in our Risk Factors (Part I Item 1A. of this report) under the heading "Risks Associated With our Strategic Transformation."
Acquisition: On December 31, 2015, we acquired HD Vest for $611.9 million, including cash acquired and subject to a final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and is expected to be synergistic with TaxAct as a result of cross-selling opportunities and an expanded addressable market for both HD Vest and TaxAct. The acquisition was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility, under which we borrowed $400.0 million. During 2015, we incurred transaction costs of $11.0 million.
See "Note 3: Business Combinations" and "Note 8: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on the HD Vest acquisition and the new credit facility, respectively.
Business divestitures and chief executive officer departure: On October 14, 2015, we announced plans to divest the Search and Content and E-Commerce businesses. Accordingly, our financial condition, results of operations, and cash flows reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Unless otherwise specified, disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect continuing operations. We expect to incur employee-related business exit costs of approximately $3.0 million, with the majority of these costs recorded in discontinued operations in the fourth quarter of 2015 and in the first quarter of 2016. Some of these costs are contingent or are accelerated upon the sale of the Search and Content and E-Commerce businesses and will be recorded or adjusted, as appropriate, at the time of sale. See "Note 4: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on discontinued operations.
We also announced the upcoming departure of our chief executive officer once a permanent successor has been identified. We incurred $1.8 million of separation-related costs, most of which were pursuant to the chief executive officer's employment agreement and are to be paid within 60 days of his last day of employment.
Our Continuing Businesses
Wealth Management
The HD Vest business provides wealth management solutions for financial advisors. Specifically, HD Vest provides an integrated platform of brokerage and investment advisory services to assist in making each financial advisor a financial service center for his/her clients. HD Vest generates revenue primarily through commissions, quarterly investment advisory fees based on assets under management, and other fees.
HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. The company recruits independent tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest's specialist model provides an open-architecture investment platform and technology tools to help financial advisors identify investment opportunities for their clients, while the long-standing tax advisory relationships provide a large client base of possible investment clients. This results in an experienced and stable network of financial advisors, who have multiple revenue-generating options to diversify their earnings sources, thereby eliminating the need for sales quotas.
Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the SEC, FINRA, state securities and insurance regulators, and other regulatory authorities. For additional information regarding the potential impact of governmental regulation on our operations and results, see the Risk Factor "Increased government regulation of our business may harm our operating results." in Part I Item 1A of this report.
Tax Preparation
Our TaxAct business provides digital tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its online service at www.TaxAct.com.
We had four product offerings for consumers for tax year 2014: a free federal edition that handled simple and complex returns; the free federal edition plus a paid state edition; a "deluxe" product offering that contained all of the features of the free federal edition plus taxpayer phone support, import capabilities, return preparation assistance tools, and enhanced reporting; and an "ultimate" product offering that contained all of the deluxe offering features plus the ability to file a state return. We also had a small business product offering for small business owners. TaxAct offers its products with a price lock guarantee, whereby the price at the start of the tax return filing process holds until the return is filed, rather than pricing the product at the time that the tax return is filed. In addition to these core offerings, TaxAct also offers ancillary services such as refund payment transfer, data archive services, audit defense, stored value cards, and other add-on services.
TaxAct’s professional tax preparer software allows professional tax preparers to file individual and business returns for their clients. TaxAct offers flexible pricing and packaging options that help tax professionals save money by paying only for what they need.
Acquisitions
On December 31, 2015, we acquired HD Vest, as described further under "Strategic Transformation" above. On July 2, 2015, TaxAct acquired SimpleTax, a provider of online tax preparation services for individuals in Canada through its website www.simpletax.ca, for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period. SimpleTax is included in our financial results beginning on July 2, 2015. In addition, on October 4, 2013, TaxAct acquired Balance Financial, a provider of web and mobile-based financial management software through its website www.balancefinancial.com.
Seasonality

Our Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue at relatively consistent levels.
Comparability
We reclassified certain amounts related to discontinued operations for all periods presented, including quarterly periods within the years ended December 31, 2015 and 2014, from the amounts previously reported in the annual reports on Form 10-K and quarterly reports on Form 10-Q for those periods. See "Note 4: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information.
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Years ended December 31,
	2015	Percentage Change	2014	Percentage Change	2013
Revenue	$117,708	13%	$103,719	14%	$91,213
Operating income (loss)	$(4,807)	(204)%	$4,603	(232)%	$(3,478)
Year ended December 31, 2015 compared with year ended December 31, 2014
Revenue increased approximately $14.0 million due to an increase in revenue related to our Tax Preparation business.
Operating income decreased approximately $9.4 million, consisting of the $14.0 million increase in revenue and offset by a $23.4 million increase in operating expenses. Key changes in operating expenses were:

•
$6.7 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher personnel expenses resulting from increased average headcount, higher spending on marketing campaigns for the current tax season, and, to a lesser extent, higher data center costs related to software support and maintenance fees.

•
$16.7 million increase in corporate-level expense activity, primarily due to higher professional services fees, mainly from transaction costs related to the HD Vest acquisition, and higher personnel expenses, mainly due to increased average headcount to support operations and separation-related costs in connection with the upcoming departure of our chief executive officer. As part of the Strategic Transformation, we announced the upcoming departure of our chief executive officer once a permanent successor has been identified.

Segment results are discussed in the next section.
Year ended December 31, 2014 compared with year ended December 31, 2013
Revenue increased approximately $12.5 million due to an increase in revenue related to our Tax Preparation business.
Operating income increased approximately $8.1 million, consisting of the $12.5 million increase in revenue and offset by a $4.4 million increase in operating expenses. Key changes in operating expenses were:

•
$3.4 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher personnel expenses resulting from increased average headcount and, to a lesser extent, higher spending on marketing campaigns for the related tax season.

•
$1.0 million increase in corporate-level expense activity, primarily due to higher corporate business insurance expenses mainly related to the timing of policy premiums in connection with our acquisitions, offset by lower net personnel expenses. Personnel expenses were impacted by decreased bonus amounts consistent with company performance in 2014, offset by increased average headcount to support operations and increased employee separation costs mainly related to leadership changes.

Segment results are discussed in the next section.

SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and include certain reconciling items attributable to the segments. Segment information appearing in "Note 12: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, other loss, net, and income taxes to segment operating results. We analyzed these separately.
Following the acquisition of HD Vest and the discontinued operations treatment of Search and Content and E-Commerce, we determined that we have two reportable segments: Wealth Management and Tax Preparation. Since the acquisition of HD Vest closed on December 31, 2015, it has no operating activities in Blucora's 2015 results of operations.
Tax Preparation

(In thousands, except percentages)	Years ended December 31,
	2015	Percentage Change	2014	Percentage Change	2013
Revenue	$117,708	13%	$103,719	14%	$91,213
Operating income	$56,984	15%	$49,696	22%	$40,599
Segment margin	48%		48%		45%
Our ability to generate tax preparation revenue largely is driven by our ability to effectively market our tax preparation software and online services (thereby acquiring new users and retaining existing users) and our ability to sell other offerings and ancillary services to consumers and small business owners. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers who use it to prepare and file individual and business returns for their clients. Revenue from the professional tax preparation software is derived in two ways: from per-unit licensing fees for the software and from amounts that we charge to e-file through the software.
We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and services. We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Years ended December 31,
	2015	Percentage Change	2014	Percentage Change	2013
Online e-files	5,235	(1)%	5,262	4%	5,037
Desktop e-files	273	6%	258	(9)%	282
Sub-total e-files	5,508	—%	5,520	4%	5,319
Free File Alliance e-files (1)	181	(18)%	222	43%	155
Total e-files	5,689	(1)%	5,742	5%	5,474

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.
Year ended December 31, 2015 compared with year ended December 31, 2014
Tax Preparation revenue increased approximately $14.0 million primarily due to growth in revenue earned from online consumer users, increased sales of ancillary services (mostly related to bank services), and increased sales of our professional tax preparer software. Online consumer revenue grew, despite a slight decrease in e-files, due to growth in average revenue per user, primarily resulting from pricing actions and their related timing when compared to the prior year. Revenue derived from professional tax preparers also contributed to the increase, with an increase in the number of professional preparer units sold and growth in average revenue per user.
Tax Preparation operating income increased approximately $7.3 million, consisting of the $14.0 million increase in revenue and offset by an increase of $6.7 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to an increase in personnel expenses resulting from higher average headcount supporting all functions, increased spending on marketing campaigns for the current tax season, and, to a lesser extent, increased data center costs related to software support and maintenance fees.
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
Tax Preparation operating income increased approximately $9.1 million, consisting of the $12.5 million increase in revenue and offset by an increase of $3.4 million in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to an increase in personnel expenses resulting from higher average headcount supporting all functions and, to a lesser extent, increased spending on marketing campaigns for the related tax season.
Corporate-Level Activity

(In thousands)	Years ended December 31,
	2015	Change	2014	Change	2013
Operating expenses	$30,507	$16,272	$14,235	$630	$13,605
Stock-based compensation	8,694	0	8,694	195	8,499
Depreciation	2,287	315	1,972	141	1,831
Amortization of acquired intangible assets	20,303	111	20,192	50	20,142
Total corporate-level activity	$61,791	$16,698	$45,093	$1,016	$44,077
Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of acquired intangible assets. For further detail, refer to segment information appearing in "Note 12: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Year ended December 31, 2015 compared with year ended December 31, 2014
Operating expenses included in corporate-level activity increased primarily due to $11.0 million of transaction costs related to the HD Vest acquisition and a $4.2 million increase in personnel expenses, mainly from higher average headcount to support operations and $1.8 million of separation-related costs in connection with the upcoming departure of our chief executive officer.
Stock-based compensation was unchanged but consisted of the following--a net increase in stock award grants, offset by stock-based compensation on stock options that vested upon the completion of the HSW acquisition in the second quarter of 2014. The Company granted stock options to certain Blucora employees who performed acquisition-related services. The vesting of such options were predicated on completing “qualified acquisitions” under the terms of the options. The completion of the HSW acquisition constituted a qualified acquisition.
Depreciation increased primarily due to depreciation expense on fixed assets attributable to TaxAct.
Amortization of acquired intangible assets was comparable to the prior period.
Year ended December 31, 2014 compared with year ended December 31, 2013
Operating expenses included in corporate-level activity increased primarily due to a $0.5 million increase in corporate business insurance expenses mainly related to the timing of policy premiums in connection with our acquisitions, offset by a $0.1 million net decrease in personnel expenses. The net decrease in personnel expenses consisted of lower bonus amounts consistent with company performance in 2014, offset by higher average headcount to support operations and higher employee separation costs mainly related to leadership changes.

Stock-based compensation, depreciation, and amortization of acquired intangible assets were comparable to the prior period.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Years ended December 31,
	2015	Change	2014	Change	2013
Services cost of revenue	$6,167	$287	$5,880	$(664)	$6,544
Amortization of acquired technology	7,546	96	7,450	—	7,450
Total cost of revenue	$13,713	$383	$13,330	$(664)	$13,994
Percentage of revenue	12%		13%		15%
We record the cost of revenue for sales of services when the related revenue is recognized. Services cost of revenue consists of costs related to our Tax Preparation business, which include royalties, bank product services fees, and costs associated with the operation of its data centers. Data center costs include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), software support and maintenance, bandwidth and hosting costs, and depreciation. Cost of revenue also includes the amortization of acquired technology.
Year ended December 31, 2015 compared with year ended December 31, 2014
Services cost of revenue increased primarily due to higher data center costs related to software support and maintenance fees.
Amortization of acquired technology was comparable to the prior period.
Year ended December 31, 2014 compared with year ended December 31, 2013
Services cost of revenue decreased primarily due to lower data center operating costs and lower bank product service fees.
Amortization of acquired technology was comparable to the prior period.
Engineering and Technology

(In thousands, except percentages)	Years ended December 31,
	2015	Change	2014	Change	2013
Engineering and technology	$5,107	$1,349	$3,758	$509	$3,249
Percentage of revenue	4%		4%		4%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors to augment our staffing, software support and maintenance, and professional services fees.
Year ended December 31, 2015 compared with year ended December 31, 2014
Engineering and technology expenses increased primarily due to a $1.0 million increase in personnel expenses, primarily due to higher average headcount in our Tax Preparation business.
Year ended December 31, 2014 compared with year ended December 31, 2013
Engineering and technology expenses increased primarily due to a $0.4 million increase in personnel expenses, primarily due to higher average headcount in our Tax Preparation business.

Sales and Marketing

(In thousands, except percentages)	Years ended December 31,
	2015	Change	2014	Change	2013
Sales and marketing	$45,854	$3,183	$42,671	$2,499	$40,172
Percentage of revenue	39%		41%		44%
Sales and marketing expenses consist principally of marketing expenses associated with our TaxAct business (which include television, radio, online, text, email, and sponsorship channels) and personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities.
Year ended December 31, 2015 compared with year ended December 31, 2014
Sales and marketing expenses increased primarily due to a $2.0 million increase in marketing expenses and a $0.8 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing campaign activity for the current tax season in our Tax Preparation business. Personnel expenses increased primarily due to higher average headcount in our Tax Preparation business.
Year ended December 31, 2014 compared with year ended December 31, 2013
Sales and marketing expenses increased primarily due to a $1.4 million increase in personnel expenses and a $0.5 million increase in marketing expenses. Personnel expenses increased primarily due to higher average headcount in our Tax Preparation business. The increase in marketing expenses was driven by increased marketing campaign activity for the related tax season in our Tax Preparation business.
General and Administrative

(In thousands, except percentages)	Years ended December 31,
	2015	Change	2014	Change	2013
General and administrative	$43,563	$18,248	$25,315	$1,969	$23,346
Percentage of revenue	37%		24%		26%
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
Year ended December 31, 2015 compared with year ended December 31, 2014
G&A expenses increased primarily due to $11.0 million in transaction costs related to the HD Vest acquisition and a $6.0 million increase in personnel expenses, resulting from higher average headcount to support operations and $1.8 million of separation-related costs in connection with the upcoming departure of our chief executive officer.
Year ended December 31, 2014 compared with year ended December 31, 2013
G&A expenses increased primarily due to a $1.0 million net increase in personnel expenses, resulting from higher average headcount to support operations and higher employee separation costs mainly related to leadership changes, offset by lower bonus amounts consistent with company performance in 2014. The remaining increase in G&A expenses primarily related to a $0.5 million increase in corporate business insurance expenses mainly related to the timing of policy premiums in connection with our acquisitions.

Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Years ended December 31,
	2015	Change	2014	Change	2013
Depreciation	$1,521	$221	$1,300	$62	$1,238
Amortization of acquired intangible assets	12,757	15	12,742	50	12,692
Total	$14,278	$236	$14,042	$112	$13,930
Percentage of revenue	12%		14%		15%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Year ended December 31, 2015 compared with year ended December 31, 2014
Depreciation and amortization of acquired intangible assets were comparable to the prior period.
Year ended December 31, 2014 compared with year ended December 31, 2013
Depreciation and amortization of acquired intangible assets were comparable to the prior period.
Other Loss, Net

(In thousands)	Years ended December 31,
	2015	Change	2014	Change	2013
Interest income	$(609)	$(254)	$(355)	$(55)	$(300)
Interest expense	9,044	(432)	9,476	210	9,266
Amortization of debt issuance costs	1,133	74	1,059	(40)	1,099
Accretion of debt discounts	3,866	272	3,594	768	2,826
Loss on debt extinguishment and modification expense	398	398	—	(1,593)	1,593
Loss on derivative instrument	—	—	—	(11,652)	11,652
Impairment of equity investment in privately-held company	—	—	—	(3,711)	3,711
Gain on third party bankruptcy settlement	(1,128)	(842)	(286)	253	(539)
Other	(162)	(163)	1	(259)	260
Other loss, net	$12,542	$(947)	$13,489	$(16,079)	$29,568
Year ended December 31, 2015 compared with year ended December 31, 2014
The decrease in interest expense primarily related to a lower balance on the TaxAct 2013 credit facility.
The increase in loss on debt extinguishment and modification expense related to the closure of the TaxAct 2013 credit facility in December 2015, at which point the remaining related unamortized debt issuance costs were written off.
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
Year ended December 31, 2014 compared with year ended December 31, 2013
The increases in interest expense and accretion of debt discounts primarily related to the Convertible Senior Notes issued in March 2013, offset by decreases in the same categories due to the TaxAct credit facility refinancing in August 2013 and payments of the related principal balance in 2014.

Loss on debt extinguishment and modification expense related to the TaxAct credit facility refinancing in August 2013. Refer to "Note 8: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
On November 21, 2013, the Warrant to purchase 1.0 million shares of Blucora common stock was exercised in full. The change in the fair value of the Warrant, driven by the change in the value of our common stock, resulted in an $11.7 million loss on derivative instrument during 2013. Refer to "Note 2: Summary of Significant Accounting Policies" and "Note 10: Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
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
Income Taxes
During 2015, we recorded an income tax benefit of $4.6 million. Income tax differed from taxes at the statutory rates primarily due to the non-deductible acquisition-related transaction costs.
During 2014, we recorded an income tax benefit of $3.3 million. Income taxes did not differ materially from taxes at the statutory rate
During 2013, we recorded an income tax benefit of $7.4 million. Income tax differed from taxes at the statutory rates primarily due to the non-deductible loss on the Warrant derivative (see "Note 10: Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report).
At December 31, 2015, we had gross temporary differences representing future tax deductions of $687.2 million, which represented deferred tax assets primarily comprised of $521.1 million of federal net operating loss carryforwards. We applied a valuation allowance against the net operating loss carryforwards and certain other deferred tax assets. If in the future, we determine that any additional portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement or additional paid-in-capital, as appropriate.
Discontinued Operations, Net of Income Taxes

(In thousands)	Years ended December 31,
	2015	Change	2014	Change	2013
Discontinued operations, net of income taxes	$(27,348)	$2,655	$(30,003)	$(80,063)	$50,060
On October 14, 2015, we announced our plans to focus on the technology-enabled financial solutions market, which we refer to as the “Strategic Transformation.” The Strategic Transformation includes plans to divest the Search and Content and E-Commerce businesses. Our results of operations reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Amounts in discontinued operations include previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to the Search and Content and E-Commerce businesses. In addition, discontinued operations included impairments of goodwill and intangible assets of $15.1 million and $5.9 million related to Search and Content goodwill and the HSW trade name, respectively, and impairments of goodwill and intangible assets of $33.8 million and $4.2 million related to E-Commerce goodwill and the Monoprice trade name, respectively, all recognized in the fourth quarter of 2015. Impairments of goodwill and intangible assets of $59.4 million and $3.2 million related to E-Commerce goodwill and the Monoprice trade name, respectively, also were recognized in the fourth quarter of 2014.
See "Note 4: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on discontinued operations. For a discussion of the risks associated with these pending divestitures, see the section in our Risk Factors (Part I Item 1A. of this report) under the heading "Risks Associated With our Strategic Transformation."
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA differently for this report than we have defined it in the past, due to the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015, as well as transaction costs related to the HD Vest acquisition and separation-related costs in connection with the upcoming departure of our chief executive officer both of which were announced in the fourth quarter of 2015. We define Adjusted EBITDA as income (loss) from continuing operations, determined in accordance with GAAP, excluding the effects of income taxes, depreciation, amortization of acquired intangible assets (including acquired technology), stock-based compensation, acquisition-related transaction costs, CEO separation-related costs, and other loss, net (which primarily includes items such as interest income, interest expense, amortization of debt issuance costs, accretion of debt discounts, loss on debt extinguishment and modification expense, loss on derivative instrument, other-than-temporary impairment loss on equity investment, and gain on third party bankruptcy settlement).
We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP income (loss) from continuing operations. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to income (loss) from continuing operations, which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Years ended December 31,
	2015	2014	2013
Loss from continuing operations	$(12,726)	$(5,544)	$(25,661)
Stock-based compensation	8,694	8,694	8,499
Depreciation and amortization of acquired intangible assets	22,590	22,164	21,973
Acquisition-related transaction costs	10,988	—	—
CEO separation-related costs	1,769	—	—
Other loss, net	12,542	13,489	29,568
Income tax benefit	(4,623)	(3,342)	(7,385)
Adjusted EBITDA	$39,234	$35,461	$26,994
Year ended December 31, 2015 compared with year ended December 31, 2014
The increase in Adjusted EBITDA was due to an increase in segment operating income of $7.3 million related to growth in our Tax Preparation segment, offset by a $3.5 million increase in corporate operating expenses not allocated to the segments primarily related to an increase in personnel expenses (mainly due to higher average headcount to support operations).
Year ended December 31, 2014 compared with year ended December 31, 2013
The increase in Adjusted EBITDA was due to an increase in segment operating income of $9.1 million related to growth in our Tax Preparation segment, offset by a $0.6 million increase in corporate operating expenses not allocated to the segments primarily related to an increase in corporate business insurance expenses (mainly due to the timing of policy premiums in connection with our acquisitions).
Non-GAAP income from continuing operations: We define non-GAAP income from continuing operations differently for this report than we have defined it in the past, due to the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015, as well as transaction costs related to the HD Vest acquisition and separation-related costs in connection with the upcoming departure of our chief executive officer both of which were announced in the fourth quarter of 2015. For this report, we define non-GAAP income from continuing operations as income (loss) from continuing operations, determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets (included acquired technology), accretion of debt discount on the Convertible Senior Notes, loss on debt extinguishment and modification expense, loss on derivative instrument, other-than-temporary impairment loss on equity investment, acquisition-related transaction costs, CEO separation-related costs, the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.

We believe that non-GAAP income from continuing operations and non-GAAP income from continuing operations per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP income from continuing operations and non-GAAP income from continuing operations per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP income from continuing operations should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP income (loss) from continuing operations. Other companies may calculate non-GAAP income from continuing operations differently, and, therefore, our non-GAAP income from continuing operations may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP income from continuing operations to income (loss) from continuing operations, which we believe to be the most comparable GAAP measure, is presented below:

(In thousands, except per share amounts)	Years ended December 31,
	2015	2014	2013
Loss from continuing operations	$(12,726)	$(5,544)	$(25,661)
Stock-based compensation	8,694	8,694	8,499
Amortization of acquired intangible assets	20,303	20,192	20,142
Accretion of debt discount on Convertible Senior Notes	3,866	3,594	2,674
Loss on debt extinguishment and modification expense	398	—	1,593
Loss on derivative instrument	—	—	11,652
Impairment of equity investment in privately-held company	—	—	3,711
Acquisition-related transaction costs	10,988	—	—
CEO separation-related costs	1,769	—	—
Cash tax impact of adjustments to GAAP net income	(236)	(151)	(209)
Non-cash income tax benefit	(4,857)	(3,459)	(7,441)
Non-GAAP income from continuing operations	$28,199	$23,326	$14,960

Per diluted share:
Loss from continuing operations	(0.30)	(0.13)	(0.59)
Stock-based compensation	0.21	0.20	0.19
Amortization of acquired intangible assets	0.49	0.47	0.46
Accretion of debt discount on Convertible Senior Notes	0.09	0.08	0.06
Loss on debt extinguishment and modification expense	0.01	—	0.04
Loss on derivative instrument	—	—	0.27
Impairment of equity investment in privately-held company	—	—	0.08
Acquisition-related transaction costs	0.26	—	—
CEO separation-related costs	0.04	—	—
Cash tax impact of adjustments to GAAP net income	(0.01)	0.00	0.00
Non-cash income tax benefit	(0.12)	(0.08)	(0.17)
Non-GAAP income from continuing operations	$0.67	$0.54	$0.34
Weighted average shares outstanding used in computing per diluted share amounts, including the "Loss from continuing operations" amount	41,861	42,946	43,480
Year ended December 31, 2015 compared with year ended December 31, 2014
The increase in non-GAAP income from continuing operations primarily was due an increase in segment operating income of $7.3 million related to growth in our Tax Preparation segment, offset by a $3.5 million increase in corporate operating expenses not allocated to the segments primarily related to an increase in personnel expenses (mainly due to higher average headcount to support operations).

Year ended December 31, 2014 compared with year ended December 31, 2013
The increase in non-GAAP income from continuing operations primarily was due to an increase in segment operating income of $9.1 million related to growth in our Tax Preparation segment, offset by a $0.6 million increase in corporate operating expenses not allocated to the segments primarily related to an increase in corporate business insurance expenses (mainly due to the timing of policy premiums in connection with our acquisitions).
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of December 31, 2015, we had cash and marketable investments of $66.8 million, consisting of cash and cash equivalents of $55.5 million and available-for-sale investments of $11.3 million. We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at December 31, 2015 had minimal default risk and short-term maturities.
We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part I Item 1A of this report) under the heading "Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures."
Use of Cash
We may use our cash, cash equivalents, and short-term investments balance in the future on investment in our current businesses, for repayment of debt, for stock repurchases and/or the payment of ordinary dividends, or for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses. We currently are focused on the following areas: product innovation and offering expansion, as well as customer support, education, and training.
On October 14, 2015, we announced our plans to focus on the technology-enabled financial solutions market, which we refer to as the “Strategic Transformation.” Our Strategic Transformation consists of the acquisition of HD Vest, which closed on December 31, 2015, plans to divest our Search and Content and E-Commerce businesses, and plans to reduce corporate operating expenses. We also expect to shift our capital allocation priority in the near-term to pay down debt, which includes using at least 50% of the net divestiture proceeds to pay down the new TaxAct - HD Vest 2015 credit facility per the debt agreement. See the "Strategic Transformation" subsection above for additional detail regarding the related use of cash. Related to the acquisition of HD Vest, we paid $610.5 million in cash, which was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility. The TaxAct - HD Vest 2015 credit facility agreement includes a revolving credit loan and a term loan and amounts to $425.0 million. The final maturity dates of the revolving credit loan and term loan are December 31, 2020 and December 31, 2022, respectively. The interest rate is variable, based on LIBOR plus a margin that depends upon TaxAct and HD Vest's combined net leverage to EBITDA ratio. The credit facility includes financial and operating covenants, including a net leverage to EBITDA ratio, which are defined further in the agreement. We borrowed $400.0 million on the credit facility in 2015.
On July 2, 2015, TaxACT acquired SimpleTax for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period.
On August 30, 2013, TaxAct entered into an agreement to refinance a 2012 credit facility on more favorable terms. Under that 2012 credit facility, TaxAct borrowed $100.0 million, of which $25.5 million was repaid in 2012, $10.0 million in April 2013, and the remaining $64.5 million in August 2013, the latter amount in connection with the refinancing of this credit agreement. TaxAct initially borrowed $71.4 million under the 2013 credit facility and had net repayment activity of approximately $51.9 million and $19.4 million in 2015 and 2014, respectively. TaxAct had the right to permanently reduce, without premium or penalty, the entire credit facility at any time. In accordance with this provision, TaxAct repaid the outstanding amount under the credit facility in full in 2015, at which point the credit facility was closed and the remaining related debt issuance costs were written off. For further detail, see "Note 8: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
On March 15, 2013, we issued $201.25 million principal amount of 4.25% Convertible Senior Notes (the “Notes”). The Notes mature April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. The Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears beginning on October 1, 2013. We received net proceeds from the offering of approximately $194.8 million. There are no financial or operating covenants relating to the Notes. As of May 2013, we are permitted to settle conversions in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We intend to satisfy any conversion premium by issuing shares of our common stock. For further detail, see "Note 8: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Our Board of Directors approved a stock repurchase program whereby we may purchase our common stock in open-market transactions. In May 2014, our Board of Directors increased the repurchase authorization, such that we may repurchase up to $85.0 million of our common stock, and extended the repurchase period through May 2016. We had the following open-market share purchase activity, exclusive of purchase and administrative costs:

(In thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost
Year ended December 31, 2015	551	$14.01	$7,713
Year ended December 31, 2014	2,289	$16.85	$38,558
Year ended December 31, 2013	418	$23.95	$9,990
As of December 31, 2015, we may repurchase up to an additional $28.7 million of our common stock under the repurchase program. For further detail, see "Note 10: Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Contractual Obligations and Commitments
Our contractual obligations and commitments are as follows for years ending December 31:

(In thousands)	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease commitments	$3,871	$3,945	$4,026	$4,105	$3,795	$6,098	$25,840
Purchase commitments	3,082	3,002	2,530	—	—	—	8,614
Debt commitments	33,200	32,560	20,640	221,250	10,000	290,000	607,650
Interest on Notes	8,553	8,553	8,553	4,277	—	—	29,936
Acquisition-related contingent consideration liability	—	723	962	1,266	—	—	2,951
Total	$48,706	$48,783	$36,711	$230,898	$13,795	$296,098	$674,991
For further detail see "Note 9: Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Unrecognized Tax Benefits
The above table does not reflect unrecognized tax benefits of approximately $3.4 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see "Note 14: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Years ended December 31,
	2015	2014	2013
Net cash provided by operating activities from continuing operations	$16,341	$20,128	$28,011
Net cash used by investing activities from continuing operations	(336,024)	(54,003)	(121,208)
Net cash provided (used) by financing activities from continuing operations	328,619	(46,465)	196,203
Net cash provided (used) by continuing operations	8,936	(80,340)	103,006
Net cash provided (used) by discontinued operations	4,586	2,359	(51,341)
Effect of exchange rate changes on cash and cash equivalents	(17)	—	—
Net increase (decrease) in cash and cash equivalents	$13,505	$(77,981)	$51,665
Net cash from the operating activities of continuing operations: Net cash from the operating activities of continuing operations consists of income (loss) from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $16.3 million, $20.1 million, and $28.0 million for the years ended December 31, 2015, 2014, and 2013, respectively. The activity in 2015 included an $11.2 million working capital contribution and approximately $5.2 million of non-cash adjustments and a loss from continuing operations. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, and also included separation-related costs accrued in connection with the upcoming departure of our chief executive officer.
The activity in 2014 included a $2.6 million working capital contribution and approximately $17.6 million of non-cash adjustments and a loss from continuing operations. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity, offset by increased prepaid expense balances related to the timing of TaxAct's spending on marketing campaigns for the related tax season.
The activity in 2013 included a $14.6 million working capital contribution and approximately $13.4 million of non-cash adjustments and a loss from continuing operations. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity, as well as decreased prepaid expense balances related to the timing of TaxAct's spending on marketing campaigns for the related tax season. The contribution from deferred revenue was attributable to TaxAct revenue arrangements.
Net cash from the investing activities of continuing operations: Net cash from the investing activities of continuing operations primarily consists of cash outlays for business acquisitions, transactions (purchases, as well as proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities tend to fluctuate from period to period primarily based upon the level of acquisition activity.
Net cash used by investing activities was $336.0 million, $54.0 million, and $121.2 million for the years ended December 31, 2015, 2014, and 2013, respectively. The activity in 2015 primarily consisted of the acquisitions of HD Vest and SimpleTax for a combined $573.4 million and $1.5 million in purchases of property and equipment, offset by net cash inflows on our available-for-sale investments of $238.7 million. The activity in 2014 primarily consisted of net cash outlays on our available-for-sale investments of $52.0 million and $2.0 million in purchases of property and equipment. The activity in 2013 primarily consisted of net cash outlays on our available-for-sale investments of $112.5 million, the acquisition of Balance Financial for $4.9 million, and $2.4 million in purchases of property and equipment.
Net cash from the financing activities of continuing operations: Net cash from the financing activities of continuing operations primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.
Net cash provided by financing activities was $328.6 million for the year ended December 31, 2015. The activity in 2015 primarily consisted of $378.3 million in proceeds from the TaxAct - HD Vest credit facility, $8.0 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $3.6 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were offset by payments of $51.9 million on the TaxAct 2013 credit facility, stock repurchases of $7.7 million, and $1.5 million in tax payments from shares withheld upon vesting of restricted stock units.
Net cash used by financing activities was $46.5 million for the year ended December 31, 2014. The activity for 2014 primarily consisted of payments of $56.0 million on the TaxAct 2013 credit facility, stock repurchases of $38.7 million, and $2.9 million in tax payments from shares withheld upon vesting of restricted stock units. These cash outflows were offset by approximately $36.6 million in proceeds from the TaxAct 2013 credit facility, $8.1 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan, and $6.4 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years.
Net cash provided by financing activities was $196.2 million for the year ended December 31, 2013. The activity for 2013 consisted of $200.8 million in combined net proceeds from the Notes and the TaxAct 2013 credit facility, $13.5 million in combined proceeds from the issuance of common stock related to stock option exercises, the employee stock purchase plan, and the Warrant exercise, and $4.3 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. These cash inflows were offset by a $10.0 million payment on the TaxAct 2012 credit facility, stock repurchases of $10.0 million, and $2.4 million in tax payments from shares withheld upon vesting of restricted stock units.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and the disclosures included elsewhere in this Annual Report on Form 10-K are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. In some cases, we could have reasonably used different accounting policies and estimates.
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
Tax preparation revenue recognition: We derive service revenue from the sale of tax preparation online services, ancillary service offerings, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, e-filing services, bank or reloadable pre-paid debit card services, and other value-added services. This revenue is recorded in the Tax Preparation segment.
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
Cost of revenue: We record the cost of revenue for sales of services when the related revenue is recognized. "Services cost of revenue" consists of costs related to the Tax Preparation business, which include royalties, bank product service fees, and costs associated with the operation of its data centers. Data center costs include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), software support and maintenance, bandwidth and hosting costs, and depreciation. Cost of revenue also includes the amortization of acquired technology.
Sales and marketing expenses: Sales and marketing expenses consist principally of marketing expenses associated with our TaxAct business (which include television, radio, online, text, email, and sponsorship channels) and personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities.
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
We record liabilities to address uncertain tax positions that have been taken in previously filed tax returns or that are expected to be taken in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on technical merits, will be sustained upon examination. The tax benefit to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.

For additional information about the realization of our deferred tax assets and our valuation allowance, see "Note 14: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. For additional information about our net operating loss carryforwards, see the Risk Factor "If there is a change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards (“NOLs”) may be severely limited or potentially eliminated." in Part I Item 1A of this report. For additional information about expectations of future taxable income, see the Risk Factor "Our financial results may fluctuate, which could cause our stock price to be volatile or decline." in Part I Item 1A of this report.
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
Goodwill is calculated as the excess of the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments and include the former Search and Content and E-Commerce segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
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
In 2015, we performed quantitative assessments for our Search and Content and E-Commerce reporting units as of October 31, due to the October announcement of our plans to divest these businesses, and performed a qualitative assessment for our Tax Preparation reporting unit as of November 30. In 2014, we performed quantitative assessments for each of our reporting units as of November 30. As a result of these assessments, we recorded impairments of goodwill and intangible assets of $15.1 million and $5.9 million related to the Search and Content goodwill and the HSW trade name, respectively. and impairments of goodwill and intangible assets of $33.8 million and $4.2 million related to E-Commerce goodwill and the Monoprice trade name, respectively, all in the fourth quarter of 2015. We also recorded impairments of goodwill and intangible assets of $59.4 million and $3.2 million in the fourth quarter of 2014 related to E-Commerce goodwill and the Monoprice trade name, respectively. Impairments for both periods were recorded in discontinued operations. We also determined that the impairments related to the Search and Content and E-Commerce reporting units were indicators requiring the review of Search and Content and E-Commerce long-lived assets for recoverability. The results of this review indicated that their carrying values were recoverable.
A deterioration in the assumptions used in determining fair value or in other unforeseen events--such as market disruptions and deterioration of the macroeconomic environment or internal challenges related to reorganizations, employee and management turnover, and other trends--could have material negative impacts on our estimates and the resulting valuations, which could lead to a decision to impair goodwill and/or intangible assets in future periods.
For additional information about our goodwill and intangible assets, see "Note 4: Discontinued Operations" and "Note 5: Goodwill and Other Intangible Assets" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Equity method investments: We currently hold equity securities and warrants to purchase equity securities in companies whose securities are not publicly-traded. The equity method is used to account for investments in these companies, if the investment provides us with the ability to exercise significant influence over operating and financial policies of the investees. We record our proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. We evaluate our equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investment may have experienced a decline in value. See "Note 13: Other Loss, Net" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
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
Derivative instruments and hedging: We recognized derivative instruments as either assets or liabilities at their fair value. We recorded changes in the fair value of the derivative instruments as gains or losses either in "Other loss, net" on the consolidated statements of comprehensive income, for those not designated as a hedging instrument (the Warrant - see "Note 10: Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report), or in "Accumulated other comprehensive loss" on the consolidated balance sheets, for those used in a hedging relationship (the interest rate swap - see "Note 8: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report). The Warrant and interest rate swap were settled in the last half of 2013. We had no derivatives outstanding as of December 31, 2015.
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Quarterly Results of Operations (Unaudited)
The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2015. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto in Part II Item 8. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
	(In thousands except per share data and percentages)
Services revenue	$72,279	$26,452	$2,469	$2,519	$81,068	$30,900	$2,875	$2,865
Operating expenses:
Cost of revenue:
Services cost of revenue	2,305	1,477	922	1,176	2,137	1,373	1,170	1,487
Amortization of acquired technology	1,863	1,862	1,863	1,862	1,862	1,863	1,911	1,910
Total cost of revenue	4,168	3,339	2,785	3,038	3,999	3,236	3,081	3,397
Engineering and technology	897	893	940	1,028	1,090	1,130	1,251	1,636
Sales and marketing	31,352	6,451	2,011	2,857	33,018	7,693	2,113	3,030
General and administrative	5,898	6,218	6,086	7,113	7,146	7,653	8,895	19,869
Depreciation	318	322	326	334	351	356	394	420
Amortization of other acquired intangible assets	3,185	3,186	3,185	3,186	3,186	3,185	3,195	3,191
Total operating expenses	45,818	20,409	15,333	17,556	48,790	23,253	18,929	31,543
Operating income (loss)	26,461	6,043	(12,864)	(15,037)	32,278	7,647	(16,054)	(28,678)
Other loss, net	(3,524)	(3,229)	(3,403)	(3,333)	(2,995)	(3,034)	(3,080)	(3,433)
Income (loss) from continuing operations before income taxes	22,937	2,814	(16,267)	(18,370)	29,283	4,613	(19,134)	(32,111)
Income tax benefit (expense)	(8,710)	(660)	6,037	6,675	(9,868)	(2,202)	6,926	9,767
Income (loss) from continuing operations	14,227	2,154	(10,230)	(11,695)	19,415	2,411	(12,208)	(22,344)
Discontinued operations, net of income taxes	11,760	6,583	7,992	(56,338)	3,685	1,840	1,597	(34,470)
Net income (loss)	$25,987	$8,737	$(2,238)	$(68,033)	$23,100	$4,251	$(10,611)	$(56,814)
Net income (loss) per share - basic:
Continuing operations	$0.34	$0.05	$(0.25)	$(0.29)	$0.47	$0.06	$(0.30)	$(0.55)
Discontinued operations	0.28	0.16	0.20	(1.38)	0.09	0.04	0.04	(0.84)
Basic net income (loss) per share	$0.62	$0.21	$(0.05)	$(1.67)	$0.56	$0.10	$(0.26)	$(1.39)
Net income (loss) per share - diluted:
Continuing operations	$0.32	$0.05	$(0.25)	$(0.29)	$0.46	$0.06	$(0.30)	$(0.55)
Discontinued operations	0.26	0.15	0.20	(1.38)	0.09	0.04	0.04	(0.84)
Diluted net income (loss) per share	$0.58	$0.20	$(0.05)	$(1.67)	$0.55	$0.10	$(0.26)	$(1.39)
Weighted average shares outstanding:
Basic	42,162	41,570	41,034	40,820	40,987	40,918	40,950	40,979
Diluted	44,521	43,084	41,034	40,820	41,899	41,936	40,950	40,979

	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Services revenue	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%	100.0%
Operating expenses:
Cost of revenue:
Services cost of revenue	3.2	5.6	37.3	46.7	2.6	4.4	40.7	51.9
Amortization of acquired technology	2.6	7.0	75.5	73.9	2.3	6.0	66.5	66.7
Total cost of revenue	5.8	12.6	112.8	120.6	4.9	10.4	107.2	118.6
Engineering and technology	1.2	3.4	38.1	40.8	1.3	3.7	43.5	57.1
Sales and marketing	43.4	24.4	81.4	113.4	40.7	24.9	73.5	105.8
General and administrative	8.2	23.5	246.5	282.4	8.8	24.8	309.4	693.5
Depreciation	0.4	1.2	13.2	13.3	0.4	1.2	13.7	14.7
Amortization of other acquired intangible assets	4.4	12.0	129.0	126.5	3.9	10.3	111.1	111.4
Total operating expenses	63.4	77.1	621.0	697.0	60.0	75.3	658.4	1,101.1
Operating income (loss)	36.6	22.9	(521.0)	(597.0)	40.0	24.7	(558.4)	(1,001.1)
Other loss, net	(4.9)	(12.2)	(137.8)	(132.3)	(3.7)	(9.8)	(107.1)	(119.8)
Income (loss) from continuing operations before income taxes	31.7	10.7	(658.8)	(729.3)	36.3	14.9	(665.5)	(1,120.9)
Income tax benefit (expense)	(12.1)	(2.5)	244.5	265.0	(12.2)	(7.1)	240.9	340.9
Income (loss) from continuing operations	19.6	8.2	(414.3)	(464.3)	24.1	7.8	(424.6)	(780.0)
Discontinued operations, net of income taxes	16.3	24.9	323.7	(2,236.5)	4.5	6.0	55.5	(1,203.1)
Net income (loss)	35.9%	33.1%	(90.6)%	(2,700.8)%	28.6%	13.8%	(369.1)%	(1,983.1)%

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, including changes in the market values of our marketable debt securities and interest rates.
Financial market risk: We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important, are: preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. As of December 31, 2015, we principally invest in marketable fixed-rate debt securities. Fixed-rate debt securities generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., with minimal default risk and maturity dates of less than one year from the end of any of our quarterly accounting periods. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2015.
Interest rate risk: As of December 31, 2015, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2015, our cash equivalent balance of $5.4 million was held in money market funds, and our short-term investment balance of $11.3 million was held in U.S. government securities. We consider the interest rate risk for our cash equivalent and fixed-rate debt securities held at December 31, 2015 to be low. For further detail on our cash equivalents and fixed-rate debt securities, see "Note 6: Fair Value Measurements" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
In addition, as of December 31, 2015, we have $425.0 million of debt outstanding under the TaxAct - HD Vest 2015 (new in the fourth quarter of 2015) and Monoprice 2013 credit facilities, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see "Note 4: Discontinued Operations" and "Note 8: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. A hypothetical 100 basis point increase in LIBOR on December 31, 2015 would result in a $10.5 million increase in our interest expense until the scheduled maturity dates in 2022 and 2018.
The following table provides information about our cash equivalent and fixed-rate debt securities as of December 31, 2015, including principal cash flows for 2016 and thereafter and the related weighted average interest rates. The change in fair values during 2015 was less than $0.1 million for our cash equivalent and fixed-rate debt securities and was recorded in other comprehensive income. Principal amounts and weighted average interest rates by expected year of maturity are as follows:

(In thousands, except percentages)	2016		Thereafter		Total		Fair Value
U.S. government securities	$11,301	0.40%	$—	—%	$11,301	0.40%	$11,301
Money market and other funds	5,410	0.28%	—	—%	5,410	0.28%	5,410
Cash equivalents and marketable fixed-rate debt securities	$16,711		$—		$16,711		$16,711

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Blucora, Inc.
We have audited the accompanying consolidated balance sheets of Blucora, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blucora, Inc. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blucora, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 24, 2016

BLUCORA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$55,473	$41,968
Cash segregated under federal or other regulations	3,557	—
Available-for-sale investments	11,301	251,620
Accounts receivable, net of allowance of $20 and $1	7,884	292
Commissions receivable	16,328	—
Other receivables	24,407	1,890
Prepaid expenses and other current assets, net	10,062	6,466
Current assets of discontinued operations	211,663	72,253
Total current assets	340,675	374,489
Long-term assets:
Property and equipment, net	11,308	6,542
Goodwill, net	548,959	188,541
Other intangible assets, net	396,295	92,119
Long-term assets of discontinued operations	—	202,707
Other long-term assets	2,311	1,377
Total long-term assets	958,873	491,286
Total assets	$1,299,548	$865,775
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,689	$419
Commissions and advisory fees payable	16,982	—
Accrued expenses and other current liabilities	13,006	7,227
Deferred revenue	11,521	6,320
Current portion of long-term debt, net	31,631	—
Current liabilities of discontinued operations	88,275	61,092
Total current liabilities	166,104	75,058
Long-term liabilities:
Long-term debt, net	353,850	51,940
Convertible senior notes, net	185,918	181,063
Deferred tax liability, net	103,520	20,282
Deferred revenue	1,902	1,915
Long-term liabilities of discontinued operations	—	53,764
Other long-term liabilities	10,932	2,728
Total long-term liabilities	656,122	311,692
Total liabilities	822,226	386,750

Redeemable non-controlling interests	15,038	—

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
40,954 and 40,882	4	4
Additional paid-in capital	1,490,405	1,467,658
Accumulated deficit	(1,027,598)	(987,524)
Accumulated other comprehensive loss	(527)	(1,113)
Total stockholders’ equity	462,284	479,025
Total liabilities and stockholders’ equity	$1,299,548	$865,775
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years ended December 31,
	2015	2014	2013
Services revenue	$117,708	$103,719	$91,213

Operating expenses:
Cost of revenue:
Services cost of revenue	6,167	5,880	6,544
Amortization of acquired technology	7,546	7,450	7,450
Total cost of revenue	13,713	13,330	13,994
Engineering and technology	5,107	3,758	3,249
Sales and marketing	45,854	42,671	40,172
General and administrative	43,563	25,315	23,346
Depreciation	1,521	1,300	1,238
Amortization of other acquired intangible assets	12,757	12,742	12,692
Total operating expenses	122,515	99,116	94,691
Operating income (loss)	(4,807)	4,603	(3,478)
Other loss, net	(12,542)	(13,489)	(29,568)
Loss from continuing operations before income taxes	(17,349)	(8,886)	(33,046)
Income tax benefit	4,623	3,342	7,385
Loss from continuing operations	(12,726)	(5,544)	(25,661)
Income (loss) from discontinued operations, net of income taxes	(27,348)	(30,003)	50,060
Net income (loss)	$(40,074)	$(35,547)	$24,399
Net income (loss) per share - basic:
Continuing operations	$(0.31)	$(0.13)	$(0.62)
Discontinued operations	(0.67)	(0.73)	1.21
Basic net income (loss) per share	$(0.98)	$(0.86)	$0.59
Net income (loss) per share - diluted:
Continuing operations	$(0.31)	$(0.13)	$(0.62)
Discontinued operations	(0.67)	(0.73)	1.21
Diluted net income (loss) per share	$(0.98)	$(0.86)	$0.59
Weighted average shares outstanding:
Basic	40,959	41,396	41,201
Diluted	40,959	41,396	41,201
Other comprehensive income (loss):
Net income (loss)	$(40,074)	$(35,547)	$24,399
Unrealized gain (loss) on available-for-sale investments, net of tax	(236)	(1,119)	11
Foreign currency translation adjustment	(517)	—	—
Unrealized gain on derivative instrument, net of tax	—	—	266
Reclassification adjustment for realized (gain) loss on available-for-sale investments, net of tax, included in net income as Other loss, net	375	6	(1)
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale investments, included in net income as discontinued operations	964	—	—
Other comprehensive income (loss)	586	(1,113)	276
Comprehensive income (loss)	$(39,488)	$(36,660)	$24,675
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Redeemable Non-controlling Interest			Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)
		Common stock
		Shares	Amount				Total
Balance as of December 31, 2012	$—	40,832	$4	$1,392,098	$(976,376)	$(276)	$415,450
Common stock issued for stock options and restricted stock units	—	584	—	2,841	—	—	2,841
Common stock issued for employee stock purchase plan	—	85	—	1,065	—	—	1,065
Common stock issued upon Warrant exercise	—	1,000	—	9,620	—	—	9,620
Stock repurchases	—	(418)	—	(10,006)	—	—	(10,006)
Convertible senior notes, net of issuance costs of $714 and tax effect of $7,785	—	—	—	13,842	—	—	13,842
Settlement of derivative instrument (Warrant)	—	—	—	20,217	—	—	20,217
Other comprehensive income	—	—	—	—	—	276	276
Stock-based compensation	—	—	—	11,642	—	—	11,642
Tax effect of equity compensation	—	—	—	27,224	—	—	27,224
Taxes paid on stock issued for equity awards	—	—	—	(2,500)	—	—	(2,500)
Net income	—	—	—	—	24,399	—	24,399
Balance as of December 31, 2013	—	42,083	4	1,466,043	(951,977)	—	514,070
Common stock issued for stock options and restricted stock units	—	1,003	—	6,715	—	—	6,715
Common stock issued for employee stock purchase plan	—	85	—	1,376	—	—	1,376
Stock repurchases	—	(2,289)	—	(38,650)	—	—	(38,650)
Other comprehensive loss	—	—	—	—	—	(1,113)	(1,113)
Stock-based compensation	—	—	—	11,990	—	—	11,990
Tax effect of equity compensation	—	—	—	22,962	—	—	22,962
Taxes paid on stock issued for equity awards	—	—	—	(2,778)	—	—	(2,778)
Net loss	—	—	—	—	(35,547)	—	(35,547)
Balance as of December 31, 2014	—	40,882	4	1,467,658	(987,524)	(1,113)	479,025
Common stock issued for stock options and restricted stock units	—	520	—	2,409	—	—	2,409
Common stock issued for employee stock purchase plan	—	103	—	1,193	—	—	1,193
Stock repurchases	—	(551)	—	(7,735)	—	—	(7,735)
Other comprehensive income	—	—	—	—	—	586	586
Stock-based compensation	—	—	—	13,047	—	—	13,047
Tax effect of equity compensation	—	—	—	15,378	—	—	15,378
Taxes paid on stock issued for equity awards	—	—	—	(1,545)	—	—	(1,545)
Net loss	—	—	—	—	(40,074)	—	(40,074)
Purchase of redeemable non-controlling interests	15,038	—	—	—	—	—	—
Balance as of December 31, 2015	$15,038	40,954	$4	$1,490,405	$(1,027,598)	$(527)	$462,284
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2015	2014	2013
Operating Activities:
Net income (loss)	$(40,074)	$(35,547)	$24,399
Less: Discontinued operations, net of income taxes	(27,348)	(30,003)	50,060
Net loss from continuing operations	(12,726)	(5,544)	(25,661)
Adjustments to reconcile net loss from continuing operations to cash from operating activities:
Stock-based compensation	8,694	8,694	8,499
Depreciation and amortization of acquired intangible assets	22,590	22,164	21,973
Excess tax benefits from stock-based award activity	(7,967)	(6,398)	(4,313)
Deferred income taxes	(12,607)	(9,858)	(11,601)
Amortization of premium on investments, net	1,589	3,772	3,007
Amortization of debt issuance costs	1,133	1,059	1,099
Accretion of debt discounts	3,866	3,594	2,826
Loss on debt extinguishment and modification expense	398	—	1,593
Loss on derivative instrument	—	—	11,652
Impairment loss on equity investment in privately-held company	—	—	3,711
Other	203	77	622
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(1,862)	47	(47)
Other receivables	651	367	1,671
Prepaid expenses and other current assets	(493)	(3,457)	2,407
Other long-term assets	(15)	191	247
Accounts payable	369	(258)	16
Deferred revenue	1,875	1,130	2,609
Accrued expenses and other current and long-term liabilities	10,643	4,548	7,701
Net cash provided by operating activities from continuing operations	16,341	20,128	28,011
Investing Activities:
Business acquisitions, net of cash acquired	(573,366)	—	(4,892)
Equity investment in privately-held company	—	—	(4,000)
Purchases of property and equipment	(1,512)	(2,037)	(2,352)
Change in restricted cash	150	—	2,491
Proceeds from sales of investments	156,506	28,535	25,812
Proceeds from maturities of investments	296,455	255,994	213,616
Purchases of investments	(214,257)	(336,495)	(351,883)
Net cash used by investing activities from continuing operations	(336,024)	(54,003)	(121,208)
Financing Activities:
Proceeds from issuance of convertible notes, net of debt issuance costs of $6,432	—	—	194,818
Proceeds from credit facility, net of debt issuance costs and debt discount of $9,730 and $12,000 in 2015	378,270	36,556	6,000
Repayment of credit facility	(51,940)	(56,000)	(10,000)
Debt issuance costs on credit facility	—	—	(28)
Stock repurchases	(7,735)	(38,650)	(10,006)
Excess tax benefits from stock-based award activity	7,967	6,398	4,313
Proceeds from stock option exercises	2,409	6,730	2,826
Proceeds from issuance of stock through employee stock purchase plan	1,193	1,376	1,065
Proceeds from issuance of stock upon warrant exercise	—	—	9,620
Tax payments from shares withheld upon vesting of restricted stock units	(1,545)	(2,875)	(2,405)
Net cash provided (used) by financing activities from continuing operations	328,619	(46,465)	196,203
Net cash provided (used) by continuing operations	8,936	(80,340)	103,006

Net cash provided by operating activities from discontinued operations	14,108	41,406	56,741
Net cash used by investing activities from discontinued operations	(540)	(47,933)	(182,483)
Net cash provided (used) by financing activities from discontinued operations	(8,982)	8,886	74,401
Net cash provided (used) by discontinued operations	4,586	2,359	(51,341)

Effect of exchange rate changes on cash and cash equivalents	(17)	—	—
Net increase (decrease) in cash and cash equivalents	13,505	(77,981)	51,665
Cash and cash equivalents, beginning of period	41,968	119,949	68,284
Cash and cash equivalents, end of period	$55,473	$41,968	$119,949
Non-cash investing and financing activities from continuing operations:
Purchases of property and equipment through leasehold incentives (investing)	$—	$120	$1,006
Cash paid for income taxes from continuing operations	$614	$684	$343
Cash paid for interest from continuing operations	$8,994	$9,469	$6,944
See notes to consolidated financial statements.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2015, 2014, and 2013

Note 1: The Company and Basis of Presentation
Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates two primary businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HD Vest, Inc. (“HD Vest”), which the Company acquired on December 31, 2015, and, accordingly, has no operating activities recorded in Blucora's 2015 results of operations. HD Vest will be included in Blucora's results of operations beginning on January 1, 2016. HD Vest provides wealth management solutions for financial advisors. The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
The Company also operates an internet Search and Content business and an E-Commerce business. The Search and Content business operates through the InfoSpace LLC subsidiary (“InfoSpace”) and provides search services to users of its owned and operated and distribution partners’ web properties, as well as online content through HowStuffWorks (“HSW”). The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”) and sells self-branded electronics and accessories to both consumers and businesses primarily through its website www.monoprice.com.
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market, referred to as the “Strategic Transformation.” The Strategic Transformation consists of the acquisition of HD Vest, which closed on December 31, 2015 (see "Note 3: Business Combinations"), and the intention to divest the Search and Content and E-Commerce businesses in the first half of 2016 (see "Note 4: Discontinued Operations"). Accordingly, the financial condition, results of operations, cash flows, and the notes to financial statements reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Except for disclosures related to equity and unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations.
Segments: The Company has two reportable segments: the Wealth Management segment, which is the HD Vest business, and the Tax Preparation segment, which is the TaxAct business. The former Search and Content and E-Commerce segments are included in discontinued operations. The former Search and Content segment is the InfoSpace business, which includes HSW, and the former E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, the Company uses the term “Wealth Management” to represent services sold through the HD Vest business, the term “Tax Preparation” to represent services and software sold through the TaxAct business, the term “Search and Content” to represent search and content services, and the term “E-Commerce” to represent products sold through the Monoprice business (see "Note 12: Segment Information").
Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.
Reclassification: The Company reclassified certain amounts related to discontinued operations and the implementation of new accounting guidance on debt issuance costs and deferred taxes. See "Note 4: Discontinued Operations" and the "Recent accounting pronouncements" section of "Note 2: Summary of Significant Accounting Policies," respectively, for additional information.
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
Seasonality: Blucora’s Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue earned in the first four months of the Company’s fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue at relatively consistent levels.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Note 2: Summary of Significant Accounting Policies
Cash equivalents: The Company considers all highly liquid debt instruments with an original maturity of ninety days or less at date of acquisition to be cash equivalents.
Cash segregated under federal or other regulations: Cash segregated under federal and other regulations is held in a special bank account for the exclusive benefit of the Company’s wealth management customers.
Short-term investments: The Company principally invests its available cash in fixed-rate debt securities. Fixed-rate debt securities generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon the Company's cash requirements. Such investments are included in "Cash and cash equivalents" and "Available-for-sale investments" on the consolidated balance sheets and reported at fair value with unrealized gains and losses included in "Accumulated other comprehensive loss" on the consolidated balance sheets.
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
Commissions receivable and payable: Commissions represent amounts generated by HD Vest's financial advisors for their clients' purchases and sales of securities and various investment products. The Company generates two types of commissions: transaction-based sales commissions that occur at the point of sale, as well as trailing commissions for which the Company provides ongoing account support to clients of its financial advisors. The Company records transaction-based sales commissions receivable on a trade-date basis, which is when the Company's performance obligations in generating the commissions have been substantially completed. Trailing commissions receivable is estimated based on a number of factors, including market levels and the amount of trailing commission revenues received in prior periods. A substantial portion of the commissions are ultimately paid to the financial advisors. The Company records an estimate for transaction-based commissions payable based upon the payout rate of the financial advisor generating the accrued commission revenue. The Company records an estimate for trailing commissions payable based upon historical payout ratios.
Property and equipment: Property and equipment are stated at cost. Depreciation is computed under the straight-line method over the following estimated useful lives:

Computer equipment and software	3 years
Data center servers	3 years
Internally-developed software	3 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life
The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated on a project or product basis. The Company capitalized $0.3 million, $0.3 million, and nil of internal-use software costs in the years ended December 31, 2015, 2014, and 2013, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Business combinations and intangible assets including goodwill: The Company accounts for business combinations using the acquisition method. The acquisition-date fair value of total consideration includes cash and contingent consideration. Since the Company is contractually obligated to pay contingent consideration upon the achievement of specified objectives, a contingent consideration liability is recorded at the acquisition date. The Company reviews its assumptions related to the fair value of the contingent consideration liability each reporting period and, if there are material changes, revalues the contingent consideration liability based on the revised assumptions, until such contingency is satisfied through payment upon the achievement of the specified objectives. The change in the fair value of the contingent consideration liability is recognized in "General and administrative" expense on the consolidated statements of comprehensive income for the period in which the fair value changes.
Goodwill is calculated as the excess of the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments and include the former Search and Content and E-Commerce segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
Goodwill and intangible assets impairment: The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit (for goodwill) or an indefinite-lived intangible asset is less than its carrying value, or if the Company elects to bypass the qualitative assessment, the Company then would proceed with the quantitative impairment test.
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
Fair value typically is estimated using the present value of future discounted cash flows, an income approach. The significant estimates in the discounted cash flow model include the weighted-average cost of capital, long-term rates of revenue growth and/or profitability of our businesses, and working capital effects. The weighted-average cost of capital considers the relevant risk associated with business-specific characteristics and the uncertainty related to each business's ability to achieve the projected cash flows. To validate the reasonableness of the reporting unit fair values, the Company reconciles the aggregate fair values of its reporting units to the aggregate market value of its common stock on the date of valuation, while considering a reasonable acquisition premium. These estimates and the resulting valuations require significant judgment.
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
See "Note 4: Discontinued Operations" for discussion of impairment of goodwill and intangible assets in the fourth quarters of 2015 and 2014.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Equity method investments: The Company currently holds equity securities and warrants to purchase equity securities, for business and strategic purposes, in companies whose securities are not publicly traded. The equity method is used to account for investments in these companies, if the investment provides the Company with the ability to exercise significant influence over operating and financial policies of the investees. The Company records its proportionate share of the net earnings or losses of equity method investees and a corresponding increase or decrease to the investment balances. The Company evaluates its equity method investments for impairment whenever events or changes in circumstances indicate, in management’s judgment, that the carrying value of such investments may have experienced a decline in value (see "Note 13: Other Loss, Net"). The Company’s equity investments were carried at a fair value of nil at December 31, 2015 and 2014.
Debt issuance costs and debt discounts: Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments in the case of the Company’s credit facilities (see "Note 4: Discontinued Operations" and "Note 8: Debt"). Debt issuance costs related to line-of-credit arrangements are recorded in "Prepaid expenses and other current assets, net." All other debt issuance costs and debt discounts are recorded as a direct deduction from the carrying amount of the recognized debt.
Debt issuance costs related to the Company’s Convertible Senior Notes (the “Notes”) issued in 2013 were allocated to the liability and equity components of the instrument. The debt issuance costs allocated to the liability component are amortized to interest expense through the earlier of the maturity date of the Notes or the date of conversion, if any. The debt issuance costs allocated to the equity component of the Notes were recorded as an offset to "Additional paid-in capital" (See "Note 8: Debt").
Derivative instruments and hedging: The Company recognized derivative instruments as either assets or liabilities at their fair value. The Company recorded changes in the fair value of the derivative instruments as gains or losses either in "Other loss, net" on the consolidated statements of comprehensive income, for those not designated as a hedging instrument (the Warrant - see "Note 10: Stockholders' Equity"), or in "Accumulated other comprehensive loss" on the consolidated balance sheets, for those used in a hedging relationship (the interest rate swap - see "Note 8: Debt"). The Warrant and interest rate swap were settled in the last half of 2013.
The change in the fair value of the Warrant resulted in a loss of $11.7 million for the year ended December 31, 2013.
The interest rate swap agreement was used for the purpose of minimizing exposure to changes in interest rates and was accounted for as a cash flow hedge. The hedge was perfectly effective through termination, and no ineffectiveness was recorded in the consolidated statements of comprehensive income. The Company had no other swap agreements outstanding at December 31, 2015.
Fair value of financial instruments: The Company measures its cash equivalents, available-for-sale investments, and derivative instruments at fair value. The Company considers the carrying values of accounts receivable, other receivables, prepaid expenses, other current assets, accounts payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Cash equivalents and debt securities are classified within Level 2 of the fair value hierarchy because the Company values its cash equivalents and debt securities utilizing market observable inputs. The contingent consideration liability is related to the Company's acquisition of SimpleTax Software Inc. (“SimpleTax”) and is classified within Level 3 of the fair value hierarchy because the Company values the liability utilizing significant inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment, and the discount rate. The Company accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations, as disclosed in the accounting policy "Business combinations and intangible assets including goodwill."
Redeemable non-controlling interests: Non-controlling interests that are redeemable at the option of the holder and not solely within the control of the issuer are classified outside of stockholders' equity. In connection with the acquisition of HD Vest, management of that business has retained an ownership interest. The Company is party to put and call arrangements with respect to these interests. These put and call arrangements allow HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests, respectively. The put arrangements do not meet the definition of

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

a derivative instrument as the put agreements do not provide for net settlement. To the extent that the redemption value of these interests exceeds the value determined by adjusting the carrying value for the subsidiary's attribution of net income (loss), the value of such interests is adjusted to the redemption value with a corresponding adjustment to additional paid-in capital.
Revenue recognition, general:  The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable, and collectibility is probable. Determining whether and when these criteria have been satisfied involves exercising judgment and using estimates and assumptions that can have an impact on the timing and amount of revenue that the Company recognizes.
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
Tax preparation revenue recognition: The Company derives service revenue from the sale of tax preparation online services, ancillary service offerings, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary service offerings include tax preparation support services, data archive services, e-filing services, bank or reloadable pre-paid debit card services, and other value-added services. This revenue is recorded in the Tax Preparation segment.
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
The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the software and/or services purchased by the customers deducted from their refunds. Other value-added service revenue consists of revenue from revenue sharing and royalty arrangements with third party partners. Revenue for these transactions is recognized when the four revenue recognition criteria described above are met; for some arrangements that is upon filing and for other arrangements that is upon the Company’s determination of when collectibility is probable.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Cost of revenue: The Company records the cost of revenue for sales of services when the related revenue is recognized. "Services cost of revenue" consists of costs related to the Tax Preparation business, which include royalties, bank product services fees, and costs associated with the operation of its data centers. Data center costs include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), software support and maintenance, bandwidth and hosting costs, and depreciation. Cost of revenue also includes the amortization of acquired technology.
Engineering and technology expenses:  Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of the Company’s offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors to augment staffing, software support and maintenance, and professional services fees. Research and development expenses were $4.8 million, $2.8 million, and $2.6 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Sales and marketing expenses:  Sales and marketing expenses consist principally of marketing expenses associated with the Company’s TaxAct business (which include television, radio, online, text, email, and sponsorship channels) and personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) for personnel engaged in marketing and selling activities.
Costs for advertising are recorded as expense when the advertisement appears. Advertising expense totaled $35.5 million, $33.4 million, and $32.9 million for the years ended December 31, 2015, 2014, and 2013, respectively. Prepaid advertising costs were $3.9 million and $3.6 million at December 31, 2015 and 2014, respectively.
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
Employee benefit plan:  The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. Pursuant to a continuing resolution, the Company has matched a portion of the 401(k) contributions made by its employees. The amount contributed by the Company ranges from 1% to 4% of an employee's salary, depending upon the percentage contributed by the employee. For the years ended December 31, 2015, 2014, and 2013, the Company contributed $0.6 million, $0.3 million, and $0.3 million, respectively, for employees.
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
The Company records liabilities to address uncertain tax positions that have been taken in previously filed tax returns or that are expected to be taken in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on technical merits, will be sustained upon examination. The tax benefit to be recognized in the financial statements from such a position is

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

measured as the largest amount of benefit that has a greater than 50% likelihood of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. The Company recognizes interest and penalties related to uncertain tax positions in interest expense and general and administrative expense, respectively.
Other comprehensive income:  Comprehensive income includes net income plus items that are recorded directly to stockholders’ equity, including the net change in unrealized gains and losses on available-for-sale investments and certain derivative instruments as well as foreign currency translation adjustments. Included in the net change in unrealized gains and losses are realized gains or losses, including other-than-temporary impairment losses, included in the determination of net income in the period realized. Amounts reclassified out of other comprehensive income into net income were determined on the basis of specific identification.
Foreign currency: The financial position and operating results of the Company's foreign operations are consolidated using the local currency as the functional currency. Assets and liabilities recorded in local currencies are translated at the exchange rate on the balance sheet date, while revenues and expenses are translated at the average exchange rate for the applicable period. Translation adjustments resulting from this process are recorded in "Accumulated other comprehensive loss" on the consolidated balance sheets. The gain or loss on foreign currency transactions, calculated as the difference between the historical exchange rate and the exchange rate at the applicable measurement date, are recorded in "Other loss, net" on the consolidated statements of comprehensive income.
Concentration of credit risk:  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, and trade receivables. These instruments are generally unsecured and uninsured. The Company places a significant amount of its cash equivalents and investments with major financial institutions. Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a variety of geographic areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.
The Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions which are expected to be able to fully perform under the terms of the agreement.
Geographic revenue information: Almost all of the Company's revenue for 2015, 2014, and 2013 was generated from customers located in the United States.
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
In May 2014, the FASB issued guidance codified in ASC 606, "Revenue from Contracts with Customers," which amends the guidance in former ASC 605 "Revenue Recognition." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be achieved in a five-step process. Enhanced disclosures also will be required. This guidance is effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. The Company currently is evaluating the impact of this guidance on its consolidated financial statements.
In April 2015, the FASB issued two separate ASUs, both of which are effective for annual reporting periods beginning after December 15, 2015, including interim reporting periods within those annual reporting periods. Earlier adoption is permitted for both ASUs.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

•
One of these ASUs provides guidance about whether a cloud computing arrangement includes a software license, in which case the software license element should be accounted for consistent with the acquisition of other software licenses; otherwise, the arrangement should be accounted for as a service contract. This guidance may be applied either prospectively or retrospectively. The adoption of this ASU is not expected to have a material impact on the Company's consolidated financial statements.

•
The other ASU provides guidance related to the balance sheet presentation of debt issuance costs, in which debt issuance costs should be presented as a direct deduction from the carrying amount of the recognized debt, unless the debt issuance costs relate to line-of-credit arrangements, in which case asset presentation of such debt issuance costs would still be permitted. This guidance must be applied retrospectively. The Company adopted this ASU as of December 31, 2015 on a retrospective basis and reclassified debt issuance costs related to arrangements (that were not line-of-credit arrangements) previously reported in "Other long-term assets" to "Long-term debt, net" in the consolidated balance sheet for the year ended December 31, 2014 (see "Note 8: Debt"). The reclassification had no effect on reported revenues, operating income, or cash flows for the periods presented.

In November 2015, the FASB issued an ASU on the balance sheet classification of deferred taxes, which would require that deferred tax assets and liabilities be classified as non-current in the balance sheet. Current GAAP requires the presentation of deferred tax assets and liabilities as either current or non-current in the balance sheet. This ASU is effective for annual reporting periods beginning after December 15, 2016, including interim reporting periods within those annual reporting periods. Earlier adoption is permitted. The guidance may be applied either prospectively or retrospectively. The Company adopted this ASU as of December 31, 2015 on a retrospective basis and reclassified current deferred tax assets previously reported in "Prepaid expenses and other current assets, net" to the long-term "Deferred tax liability, net" in the consolidated balance sheet for the year ended December 31, 2014. The reclassification had no effect on reported revenues, operating income, or cash flows for the periods presented.

Note 3: Business Combinations
HD Vest: On December 31, 2015 and pursuant to the Purchase Agreement dated October 14, 2015, the Company acquired HD Vest for $611.9 million, which is subject to a final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and is expected to be synergistic with TaxAct as a result of cross-selling opportunities and an expanded addressable market for both HD Vest and TaxAct. In connection with the acquisition, certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. A portion of those shares were sold to the Company in exchange for a promissory note. After giving effect to the rollover shares and related purchase of the rollover shares for the promissory note, the Company indirectly owns 95.52% of HDV Holdings, Inc., with the remaining 4.48% non-controlling interest held collectively by the rollover management members and subject to put and call arrangements exercisable beginning in 2019.
The Company paid $610.5 million, which was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility, under which the Company borrowed $400.0 million (see "Note 8: Debt").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Valuations were as follows (in thousands):

Fair value
Tangible assets acquired, including cash acquired of $38,874	$77,181
Liabilities assumed	(21,845)
Identifiable net assets acquired	$55,336
Fair value adjustments for intangible assets:
Advisor relationships	$240,300
Sponsor relationships	16,500
Curriculum	800
Proprietary technology	13,600
Trade name	52,500
Fair value of intangible assets acquired	$323,700
Purchase price allocation:
Cash paid	$610,500
Plus: promissory note	6,400
Plus: non-controlling interest	15,038
Less: escrow receivable	(20,000)
Purchase price	611,938
Less: identifiable net assets acquired	(55,336)
Less: fair value of intangible assets acquired	(323,700)
Plus: deferred tax liability related to intangible assets	123,484
Excess of purchase price over net assets acquired, allocated to goodwill	$356,386
The Company's estimates of the economic lives of the acquired intangible assets are 14 years for the advisor relationships, 18 years for the sponsor relationships, 4 years for the curriculum, 6 years for the proprietary technology, and the trade name is estimated to have an indefinite life. Goodwill consists largely of the increased cross-selling opportunities and expanded addressable markets for both HD Vest and TaxAct, neither of which apply for separate recognition, and is not expected to be deductible for income tax purposes. The primary areas of the acquisition accounting that are not yet finalized relate to final working capital calculation, income and non-income based taxes, certain contingent liability matters, indemnification assets, and residual goodwill.
The promissory note is with the President of HD Vest and will be paid over a three-year period. The current portion was recorded in "Current portion of long-term debt, net," and the long-term portion was recorded in "Long-term debt, net." The note bears interest at a rate of 5% per year, with a principal amount that approximates its fair value. See "Note 8: Debt" for additional information on the "Note payable, related party."
The Purchase Agreement dictates that the Company place into escrow $20.0 million of additional consideration that is contingent upon HD Vest's 2015 earnings performance. The contingent consideration was not achieved; therefore, the amount has been excluded from the purchase price and recorded as a receivable in "Other receivables" for the amount that will be returned to the Company from the escrow agent in the first half of 2016.
The gross contractual amount of accounts receivable, including commissions receivable, acquired was $21.6 million, of which the Company has estimated that substantially all will be collectible.
During 2015, the Company incurred transaction costs of $11.0 million, which were recognized in "General and administrative expense," and $21.8 million in debt discount and issuance-related costs on the new credit facility.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Pro Forma Financial Information of the HD Vest Acquisition (unaudited):
The financial information in the table below summarizes the combined results of operations of Blucora and HD Vest on a pro forma basis, for the period in which the acquisition occurred and the prior reporting period as though the companies had been combined as of the beginning of each period presented. Pro forma adjustments have been made to include (a) amortization expense on the definite-lived intangible assets identified in this acquisition, debt-related expenses associated with the credit facility that was used to finance the acquisition, and estimated stock-based compensation related to Blucora share-based award grants to HD Vest employees; and to remove (b) acquisition-related transaction costs and debt-related expenses associated with HD Vest's previous debt facility, the latter of which was paid off and closed at the acquisition date. Income taxes also have been adjusted for the effect of these items. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of each period presented (in thousands):

	Years ended December 31,
	2015	2014
Revenue	$437,447	$408,573
Loss from continuing operations	$(12,793)	$(16,727)
SimpleTax: On July 2, 2015, TaxAct acquired all of the equity of SimpleTax, a provider of online tax preparation services for individuals in Canada, for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period. The estimated fair value of the contingent consideration as of the acquisition date was C$4.1 million ($3.3 million). See "Note 6: Fair Value Measurements" for additional information related to the fair value measurement of the contingent consideration.
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
Balance Financial:  On October 4, 2013, TaxAct acquired all of the equity of Balance Financial Inc. (“Balance Financial”), a provider of web and mobile-based financial management software, for $4.9 million in cash which included a $0.7 million escrow amount that was recorded in "Accrued expenses and other current liabilities" for indemnifications related to general representations and warranties. The escrow period expired on April 4, 2015, at which time the amount, net of any indemnifiable losses, was released. The acquisition of the Balance Financial business is strategic to TaxAct and was funded from the revolving credit loan under the TaxAct 2013 credit facility (see "Note 8: Debt"). Balance Financial is included in the Tax Preparation segment. The identifiable net assets acquired amounted to $1.0 million, consisting primarily of deferred tax assets, and intangible assets acquired amounted to $0.8 million, consisting primarily of internally-developed software and customer relationships both of which have finite lives. Goodwill amounted to $3.1 million. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.

Note 4: Discontinued Operations
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market, as more fully described in "Note 1: The Company and Basis of Presentation." The Strategic Transformation includes plans to divest the Search and Content and E-Commerce businesses. Financial condition, results of operations, cash flows, and the notes to financial statements reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Amounts in discontinued operations include previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to the Search and Content and E-Commerce businesses.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Summarized financial information for discontinued operations is as follows (in thousands):

	Years ended December 31.
	2015	2014	2013
Major classes of items in net income (loss):
Revenues	$352,077	$477,001	$482,767
Operating expenses	(391,702)	(490,006)	(404,842)
Other loss, net	(2,673)	(1,316)	(55)
Income (loss) from discontinued operations, before income taxes	(42,298)	(14,321)	77,870
Income tax benefit (expense)	14,950	(15,682)	(27,810)
Discontinued operations, net of income taxes	$(27,348)	$(30,003)	$50,060

	December 31.
	2015	2014
Major classes of assets and liabilities:
Cash	$2,158	$4,476
Accounts receivable, net of allowance	26,352	30,696
Inventories	43,480	29,246
Other current assets	3,182	7,835
Property and equipment, net	9,824	9,400
Goodwill, net	67,201	116,117
Other intangible assets, net	59,006	76,800
Other long-term assets	460	390
Total assets of discontinued operations	$211,663	$274,960

Accounts payable	$33,295	$37,336
Other current liabilities	15,622	15,842
Debt (net of discount and including short-term and long-term portions)	25,000	41,809
Deferred tax liability, net	13,816	19,856
Other long-term liabilities	542	13
Total liabilities of discontinued operations	$88,275	$114,856
Assets and liabilities of discontinued operations are reported at the lower of carrying value or fair value less cost to sell.
Goodwill, other intangible assets, and debt are discussed further below in the related subsections of this note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Business exit costs: In conjunction with the Strategic Transformation, the Company expects to incur business exit costs of approximately $3.0 million, with the majority of these costs recorded in discontinued operations in the fourth quarter of 2015 and in the first quarter of 2016. Some of these costs are contingent or are accelerated upon the sale of the Search and Content and E-Commerce businesses and will be recorded or adjusted, as appropriate, at the time of sale. The following table summarizes the activity in the business exit cost liability (in thousands):

Employee-Related Costs
Balance as of December 31, 2014	$—
Charges	994
Payments	—
Adjustments	—
Balance as of December 31, 2015	$994
Goodwill and other intangible assets: The Company tested the goodwill and trade names related to Search and Content and E-Commerce for impairment as of October 31, 2015, due to the Company's October 2015 announcement of its plans to divest these businesses and their resulting classification as held for sale. As part of the fair value assessment of these businesses, the Company recorded goodwill impairments of $15.1 million and $33.8 million related to the Search and Content and E-Commerce reporting units, respectively. This adjusted the carrying values of the Search and Content and E-Commerce goodwill to $44.8 million and $22.4 million, respectively. The Company had a goodwill impairment related to E-Commerce in the fourth quarter of 2014 and recorded a charge of $59.4 million. In addition, the Company recorded trade name impairments of $5.9 million and $4.2 million related to the HSW and Monoprice trade names, respectively. This adjusted the carrying values of the HSW and Monoprice trade names to nil and $30.6 million, respectively. The Company had a trade name impairment in the fourth quarter of 2014 related to Monoprice and recorded a charge of $3.2 million.
The impairments of goodwill and intangible assets were recorded in discontinued operations. The Company classified the fair value of its reporting units, goodwill, and trade names within Level 3 because they were valued using discounted cash flows, which have significant unobservable inputs related to the weighted-average cost of capital and forecasts of future cash flows. Refer to "Note 2: Summary of Significant Accounting Policies" for a description of the Company's reporting units and the method used to determine the fair values of those reporting units and the amount of goodwill impairment.
The Company determined that the impairments related to Search and Content and E-Commerce were indicators requiring the review of the Search and Content and E-Commerce long-lived assets for recoverability. The results of this review indicated that the carrying values of the Search and Content and E-Commerce long-lived assets were recoverable.
Debt: The debt in discontinued operations consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Principal amount	Unamortized discount	Net carrying value	Principal amount	Unamortized discount	Net carrying value
Monoprice 2013 credit facility	$25,000	$—	$25,000	$42,000	$(191)	$41,809
On November 22, 2013, Monoprice entered into an agreement with a syndicate of lenders for the purposes of post-transaction financing of the Monoprice acquisition and providing future working capital flexibility for Monoprice. The credit facility consists of a $30.0 million revolving credit loan—which includes up to $5.0 million under a letter of credit and up to $5.0 million in swingline loans—and, until repaid in full in 2015 as discussed below, also consisted of a $40.0 million term loan. The final maturity date of the credit facility is November 22, 2018 but will become immediately due and payable upon the sale of Monoprice. Monoprice’s obligations under the credit facility are guaranteed by Monoprice Holdings, Inc. and are secured by the assets of the Monoprice business.
Monoprice initially borrowed $50.0 million under the credit facility, from both the revolving credit loan and the term loan, and had net repayment activity of $17.0 million and $8.0 million in 2015 and 2014, respectively. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). In accordance with this provision, Monoprice repaid the outstanding amount under the term loan in full in 2015, which was included in the net repayment activity for 2015 and resulted in the write-down of the remaining unamortized discount and debt issuance costs related to the term loan. Amounts remained outstanding under the revolving credit loan, which continues to be available to Monoprice through its final maturity date. The interest rate is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA over the previous four quarters. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of December 31, 2015, Monoprice was in compliance with all of the financial and operating covenants. As of December 31, 2015, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

Note 5: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2013	$—	$188,541	$188,541
Additions	—	—	—
Foreign currency translation adjustment	—	—	—
Balance as of December 31, 2014	—	188,541	188,541
Additions	356,386	4,473	360,859
Foreign currency translation adjustment	—	(441)	(441)
Balance as of December 31, 2015	$356,386	$192,573	$548,959

The goodwill additions in 2015 related to the acquisitions of HD Vest (Wealth Management segment) and SimpleTax (Tax Preparation segment), both as described in "Note 3: Business Combinations."
Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2015			December 31, 2014
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$101,681	$(49,664)	$52,017	$101,600	$(37,052)	$64,548
Advisor relationships	240,300	—	240,300	—	—	—
Sponsor relationships	16,500	—	16,500	—	—	—
Curriculum	800	—	800	—	—	—
Technology	43,948	(29,270)	14,678	29,800	(21,729)	8,071
Total definite-lived intangible assets	403,229	(78,934)	324,295	131,400	(58,781)	72,619
Indefinite-lived intangible assets:
Trade names	72,000	—	72,000	19,500	—	19,500
Total	$475,229	$(78,934)	$396,295	$150,900	$(58,781)	$92,119
There were advisor relationship, sponsor relationship, curriculum, and technology additions in 2015 related to the acquisition of HD Vest (Wealth Management segment). There also were customer relationship and technology additions in 2015 related to the acquisition of SimpleTax (Tax Preparation segment). Both acquisitions are described in "Note 3: Business Combinations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Amortization expense was as follows (in thousands):

	Years ended December 31.
	2015	2014	2013
Statement of comprehensive income line item:
Cost of revenue	$7,546	$7,450	$7,450
Amortization of other acquired intangible assets	12,757	12,742	12,692
Total	$20,303	$20,192	$20,142
Expected amortization of definite-lived intangible assets held as of December 31, 2015 is as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Statement of comprehensive income line item:
Cost of revenue	$804	$183	$91	$—	$—	$—	$1,078
Amortization of other acquired intangible assets	33,262	33,263	33,263	33,263	21,444	168,722	323,217
Total	$34,066	$33,446	$33,354	$33,263	$21,444	$168,722	$324,295
The weighted average amortization periods for definite-lived intangible assets are as follows: 49 months for customer relationships, 168 months for advisor relationships, 216 months for sponsor relationships, 48 months for curriculum, 68 months for technology, and 147 months for total definite-lived intangible assets.

Note 6: Fair Value Measurements
The fair value hierarchy of the Company's financial assets carried at fair value and measured on a recurring basis was as follows (in thousands):

	December 31, 2015	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$5,410	$—	$5,410	$—
Available-for-sale investments:
Debt securities:
U.S. government securities	11,301	—	11,301	—
Total assets at fair value	$16,711	$—	$16,711	$—

Contingent consideration liability	$2,951	$—	$—	$2,951
Total liabilities at fair value	$2,951	$—	$—	$2,951

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

	December 31, 2014	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$8,322	$—	$8,322	$—
Time deposits	1,242	—	1,242	—
Taxable municipal bonds	4,754	—	4,754	—
Total cash equivalents	14,318	—	14,318	—
Available-for-sale investments:
Debt securities:
U.S. government securities	100,818	—	100,818	—
International government securities	6,560	—	6,560	—
Commercial paper	24,589	—	24,589	—
Time deposits	30,759	—	30,759	—
Corporate bonds	1,528	—	1,528	—
Taxable municipal bonds	87,366	—	87,366	—
Total debt securities	251,620	—	251,620	—
Total assets at fair value	$265,938	$—	$265,938	$—
The Company also had financial instruments that were not measured at fair value. See "Note 8: Debt" for details.
A reconciliation of changes in Level 3 items measured at fair value on a recurring basis was as follows (in thousands):

Contingent consideration liability:
Balance as of December 31, 2014	$—
Initial estimate upon acquisition	3,274
Foreign currency transaction gain	(323)
Balance as of December 31, 2015	$2,951
The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 3: Business Combinations"), and the related payments are expected to occur annually beginning in 2017 and continuing through 2019. As of December 31, 2015, the Company could be required to pay up to an undiscounted amount of $3.3 million. The Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated revenues would decrease the fair value of the contingent consideration liability, while a decrease in the discount rate would increase the fair value of the contingent consideration liability. As of December 31, 2015, the Company recorded the entire contingent consideration liability in "Other long-term liabilities" on the consolidated balance sheets.
The Company had non-recurring Level 3 fair value measurements in 2015 and 2014 related to its reporting units and various intangible assets as part of goodwill and intangible asset impairment reviews. See "Note 4: Discontinued Operations" for details.
The contractual maturities of the debt securities classified as available-for-sale at December 31, 2015 and 2014 were less than one year.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance as of December 31, 2015	$11,316	$—	$(15)	$11,301
Balance as of December 31, 2014	$251,673	$16	$(69)	$251,620

Note 7: Balance Sheet Components
Prepaid expenses and other current assets, net consisted of the following (in thousands):

	December 31,
	2015	2014
Prepaid expenses	$9,893	$6,170
Other current assets, net	169	296
Total prepaid expenses and other current assets, net	$10,062	$6,466
Property and equipment, net consisted of the following (in thousands):

	December 31,
	2015	2014
Computer equipment and data center	$5,383	$4,293
Purchased software	2,115	1,124
Internally-developed software	1,999	702
Office equipment	587	480
Office furniture	1,529	1,375
Leasehold improvements and other	6,131	3,821
	17,744	11,795
Accumulated depreciation	(6,915)	(5,550)
	10,829	6,245
Capital projects in progress	479	297
Total property and equipment, net	$11,308	$6,542
Total depreciation expense was $2.3 million, $2.0 million, and $1.8 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Unamortized internally-developed software was $1.7 million and $0.7 million at December 31, 2015 and 2014, respectively. The Company recorded depreciation expense for internally-developed software of $0.3 million, $0.2 million, and $0.1 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2015	2014
Salaries and related expenses	$7,581	$2,436
Accrued interest on Notes (see Note 8)	2,138	2,138
Other	3,287	2,653
Total accrued expenses and other current liabilities	$13,006	$7,227

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

As part of the Strategic Transformation, the Company announced the upcoming departure of its chief executive officer once a permanent successor has been identified. "Salaries and related expenses" included $1.5 million of employee separation costs pursuant to the chief executive officer's employment agreement, to be paid within 60 days of his last day of employment.

Note 8: Debt
The Company’s debt consisted of the following (in thousands):

	December 31, 2015				December 31, 2014
		Unamortized				Unamortized
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
TaxAct - HD Vest 2015 credit facility	$400,000	$(12,000)	$(8,919)	$379,081	$—	$—	$—	$—
TaxAct 2013 credit facility	—	—	—	—	51,940	—	—	51,940
Convertible Senior Notes	201,250	(12,207)	(3,125)	185,918	201,250	(16,073)	(4,114)	181,063
Note payable, related party	6,400	—	—	6,400	—	—	—	—
Total debt	$607,650	$(24,207)	$(12,044)	$571,399	$253,190	$(16,073)	$(4,114)	$233,003

TaxAct - HD Vest 2015 credit facility: On December 31, 2015, TaxAct and HD Vest entered into an agreement with a syndicate of lenders for the purposes of transaction financing of the HD Vest acquisition and providing future working capital flexibility for TaxAct and HD Vest. The credit facility consists of a $25.0 million revolving credit loan--which includes a letter of credit and swingline loans--and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are December 31, 2020 and December 31, 2022, respectively. Obligations under the credit facility are guaranteed by TaxAct Holdings, Inc. and HD Vest Holdings, Inc. and are secured by the equity of the TaxAct and HD Vest businesses. While Blucora is not a party to the agreement, it has guaranteed the obligations of TaxAct and HD Vest under the credit facility, secured by its equity in TaxAct Holdings, Inc.
TaxAct and HD Vest borrowed $400.0 million under the term loan. Principal payments on the term loan are payable quarterly and will be between 0.625% and 1.875% of outstanding principal, depending upon TaxAct and HD Vest's combined net leverage of EBITDA ratio. The interest rate on the term loan is variable at the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.00%, plus a margin of 6.00%, payable at the end of each interest period.
TaxAct and HD Vest may borrow under the revolving credit loan in an aggregate principal amount not less than $2.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.5 million or any whole multiple of $0.1 million in excess thereof). Principal payments on the revolving credit loan are payable at maturity. The interest rate on the revolving credit loan is variable, with initial draws at LIBOR plus a margin of 5.00%. Subsequent draws on the revolving credit loan also have variable interest rates, based upon LIBOR plus a margin of between 2.75% and 5.00%. In each case, the applicable margin within the range depends upon TaxAct and HD Vest's combined net leverage to EBITDA ratio over the previous four quarters. Interest is payable at the end of each interest period.
TaxAct and HD Vest have the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $5.0 million or any whole multiple of $1.0 million in excess thereof, except for prepayments through December 31, 2016 which carry a premium of 1.00% of the total principal amount outstanding just prior to prepayment. In addition, the credit facility includes financial and operating covenants, including a net leverage to EBITDA ratio, which are defined further in the agreement.
As of December 31, 2015, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
TaxAct 2013 credit facility:  On August 30, 2013, TaxAct entered into an agreement with a syndicate of lenders to refinance a 2012 credit facility on more favorable terms. Under that 2012 credit facility, TaxAct borrowed $100.0 million, of which $25.5 million was repaid in 2012, $10.0 million in April 2013, and the remaining $64.5 million in August 2013, the latter

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

amount in connection with the refinancing of this credit agreement. The interest rate was variable. The Company hedged a portion of the interest rate risk through an interest rate swap, which was terminated at break-even on September 10, 2013.
TaxAct initially borrowed $71.4 million under the 2013 credit facility and had net repayment activity of $51.9 million and $19.4 million in 2015 and 2014, respectively. TaxAct had the right to permanently reduce, without premium or penalty, the entire credit facility at any time. In accordance with this provision, TaxAct repaid the outstanding amount under the credit facility in full in 2015, at which point the credit facility was closed and the remaining related debt issuance costs of $0.4 million were written off.
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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of December 31, 2015 and 2014, the Notes were not convertible.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

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
Beginning April 6, 2016, the Company may, at its option, redeem for cash all or part of the Notes plus accrued and unpaid interest. If the Company undergoes a fundamental change (as described in the Indenture), holders may require the Company to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. However, if a fundamental change occurs and a holder elects to convert the Notes, the Company will, under certain circumstances, increase the applicable conversion rate for the Notes surrendered for conversion by a number of additional shares of common stock based on the date on which the fundamental change occurs or becomes effective and the price paid per share of the Company’s common stock in the fundamental change as specified in the Indenture. The Strategic Transformation does not qualify as a fundamental change under the Indenture.
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
The following table sets forth total interest expense related to the Notes (in thousands):

	Years ended December 31,
	2015	2014	2013
Contractual interest expense (Cash)	$8,553	$8,553	$6,795
Amortization of debt issuance costs (Non-cash)	989	920	684
Accretion of debt discount (Non-cash)	3,866	3,594	2,674
Total interest expense	$13,408	$13,067	$10,153
Effective interest rate of the liability component	7.32%	7.32%	7.32%
The fair value of the principal amount of the Notes as of December 31, 2015 was $167.8 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
Note payable, related party:  The note payable is with the President of HD Vest and arose in connection with the acquisition of HD Vest. Certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the acquisition's closing into shares of the acquisition subsidiary through which the Company

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

consummated the purchase of HD Vest. The President of HD Vest sold a portion of his shares to the Company in exchange for the note. See "Note 3: Business Combinations" for additional information on the acquisition of HD Vest. The note will be paid over a three-year period, with 50% paid in year one, 40% paid in year two, and 10% paid in year three. The note bears interest at a rate of 5% per year, with a principal amount that approximates its fair value.

Note 9: Commitments and Contingencies
The Company's contractual commitments are as follows for years ending December 31 (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Operating lease commitments	$3,871	$3,945	$4,026	$4,105	$3,795	$6,098	$25,840
Purchase commitments	3,082	3,002	2,530	—	—	—	8,614
Debt commitments	33,200	32,560	20,640	221,250	10,000	290,000	607,650
Interest on Notes	8,553	8,553	8,553	4,277	—	—	29,936
Acquisition-related contingent consideration liability	—	723	962	1,266	—	—	2,951
Total	$48,706	$48,783	$36,711	$230,898	$13,795	$296,098	$674,991
Operating lease commitments:  The Company has non-cancelable operating leases for its facilities. The leases run through 2023, and some of the leases have clauses for optional renewal. Rent expense under operating leases totaled $1.2 million, $1.2 million, and $0.9 million for the years ended December 31, 2015, 2014, and 2013, respectively.
Purchase commitments:  The Company's purchase commitments consist primarily of non-cancelable service agreements for its data centers and a sponsorship marketing agreement.
Debt commitments and interest on Notes:  The Company’s debt commitments are based upon contractual payment terms and consist of the outstanding principal related to the TaxAct - HD Vest credit facility, the Notes, and the note payable with related party. The Company may repay the amounts outstanding under the TaxAct - HD Vest credit facility before its maturity date, depending upon the cash generated by the businesses, and under the Notes based upon holders exercising their conversion option. For further detail regarding the credit facility, the Notes, and the note payable with related party, see "Note 8: Debt."
Acquisition-related contingent consideration liability: The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 3: Business Combinations" and "Note 6: Fair Value Measurements"), and the related payments are expected to occur annually beginning in 2017 and continuing through 2019.
Collateral pledged:  The Company has pledged a portion of its cash as collateral for certain of its property lease-related banking arrangements. At December 31, 2015, the total amount of collateral pledged under these standby letters of credit was $0.7 million.
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
On March 5, 2015, Remigius Shatas filed a shareholder derivative action against Andrew Snyder, a director of the Company, certain companies affiliated with Mr. Snyder, as well as nominal defendant Blucora, in the Superior Court of the State of Washington in and for King County.  Although the Company is a nominal defendant, the plaintiff purports to bring the action on behalf of the Company and thus does not seek monetary damages from the Company.  Instead, the plaintiff alleges improper use of inside information in certain sales of the Company's common stock and seeks to recover from Andrew Snyder and those companies affiliated with Mr. Snyder profits resulting from those allegedly improper sales. On May 15, 2015, the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

court granted the Company's motion to dismiss the Complaint based on the plaintiffs’ failure to file this matter in the proper court. Subsequently, the plaintiff moved for reconsideration of the Superior Court's decision to grant the motion to dismiss, and on June 5, 2015, that motion for reconsideration was denied.  On June 30, 2015, the plaintiff filed a Notice of Appeal with the Superior Court, indicating plaintiff's intention to appeal to the Washington Court of Appeals, Division I. On September 14, 2015, the plaintiff filed a motion with the Washington Court of Appeals to add an additional plaintiff, which the court subsequently denied on October 19, 2015.  Plaintiff filed its appellant brief on September 25, 2015, and the Company filed its response on October 26, 2015, as well as a Motion on the Merits to Affirm on the grounds that the plaintiff lacked standing at all points relevant to the lawsuit. The plaintiff filed a reply brief in support of its Appeal on November 25, 2015. The plaintiff filed its opposition to the Company’s Motion on the Merits on November 5, 2015. The court denied the Company’s motion on November 9, 2015, on procedural, not substantive, grounds. The Company refiled the substance of the motion in a Motion to Dismiss Appeal on November 10, 2015, and the plaintiff filed its opposition on December 1, 2015.  The Company filed a reply brief on December 7, 2015. The Company awaits the court’s decision with respect to the plaintiff’s appeal as well as the Company’s motion to dismiss.
The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under these indemnification agreements and applicable Delaware law.

Note 10: Stockholders' Equity
Stock incentive plan:  The Company may grant non-qualified stock options, stock, RSUs, and stock appreciation rights to employees, non-employee directors, and consultants.
The Company granted options and RSUs during 2015, 2014, and 2013 under its Restated 1996 Flexible Stock Incentive Plan. The Company also began granting options and RSUs during 2015 under the Blucora, Inc. 2015 Incentive Plan. Options and RSUs generally vest over a period of three years, with one-third vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. There are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance or market targets.
The Company issues new shares upon the exercise of options and upon the vesting of RSUs. If an option or RSU is surrendered or otherwise unused, the related shares will continue to be available.
Warrant:  On August 23, 2011, the Company issued a warrant to purchase 1.0 million shares of Blucora common stock, exercisable at a price of $9.62 per share (the “Warrant”). The Warrant originally was considered stock-based compensation and was scheduled to expire on August 23, 2014, but the completion of the TaxAct acquisition on January 31, 2012 was an event under the Warrant’s terms that extended the expiration date to the earlier of August 23, 2017 or the effective date of a change of control of Blucora. Subsequent to the extension, the Company treated the award as a derivative instrument (see "Note 2: Summary of Significant Accounting Policies"). The Warrant’s fair value was determined each reporting period with gains or losses related to the change in fair value recorded in "Other loss, net" in the amount of $11.7 million for the year ended December 31, 2013. On November 21, 2013, the Warrant was exercised and 1.0 million shares of Blucora common stock were purchased for an aggregate exercise price of $9.6 million. The related derivative instrument liability balance of $20.2 million was settled through "Additional paid-in capital."
1998 Employee Stock Purchase Plan (“ESPP”):  The ESPP permits eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of Company common stock, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 1.4 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 0.2 million shares were available for issuance. The Company issues new shares upon purchase through the ESPP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Stock repurchase program:  In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company may purchase its common stock in open-market transactions. In May 2014, the Board of Directors increased the repurchase authorization, such that the Company may repurchase up to $85.0 million of its common stock, and extended the repurchase period through May 2016. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. The Company had the following open-market share purchase activity, exclusive of purchase and administrative costs (in thousands, except per share data):

	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost
Year ended December 31, 2015	551	$14.01	$7,713
Year ended December 31, 2014	2,289	$16.85	$38,558
Year ended December 31, 2013	418	$23.95	$9,990
As of December 31, 2015, the Company may repurchase up to an additional $28.7 million of its common stock under the repurchase program.
Other comprehensive income:  The following table provides information about activity in other comprehensive income (in thousands):

	Unrealized gain (loss) on investments	Foreign currency translation adjustment	Unrealized gain (loss) on derivative instrument	Total
Balance as of December 31, 2012	$(10)	$—	$(266)	$(276)
Other comprehensive income	10	—	266	276
Balance as of December 31, 2013	—	—	—	—
Other comprehensive loss	(1,113)	—	—	(1,113)
Balance as of December 31, 2014	(1,113)	—	—	(1,113)
Other comprehensive income (loss)	1,103	(517)	—	586
Balance as of December 31, 2015	$(10)	$(517)	$—	$(527)

Note 11: Stock-Based Compensation
A summary of the general terms of stock options and RSUs at December 31, 2015 was as follows:

Number of shares authorized for awards	12,040,839
Options and RSUs outstanding	6,403,859
Options and RSUs expected to vest	5,956,538
Options and RSUs available for grant	5,285,862

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

The following activity occurred under the Company’s stock incentive plans:

	Options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding December 31, 2014	4,343,825	$14.21
Granted	1,794,763	$13.34
Forfeited	(378,509)	$16.97
Expired	(115,745)	$17.49
Exercised	(248,574)	$9.69
Outstanding December 31, 2015	5,395,760	$13.87	$1,512	4.3
Exercisable December 31, 2015	3,004,907	$13.00	$1,512	3.0
Vested and expected to vest after December 31, 2015	5,093,188	$13.85	$1,512	4.2

	Stock units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Outstanding December 31, 2014	753,422	$17.88
Granted	837,419	$13.67
Forfeited	(200,676)	$16.55
Vested	(382,066)	$17.65
Outstanding December 31, 2015	1,008,099	$14.73	$9,879	1.0
Expected to vest after December 31, 2015	863,350	$14.77	$8,461	0.9
Supplemental information is presented below:

	Years ended December 31,
	2015	2014	2013
Stock options:
Weighted average grant date fair value per share granted	$3.65	$5.67	$5.05
Total intrinsic value of options exercised (in thousands)	$1,072	$3,600	$2,626
Total fair value of options vested (in thousands)	$4,416	$4,000	$2,410
RSUs:
Weighted average grant date fair value per unit granted	$13.67	$18.44	$18.86
Total intrinsic value of units vested (in thousands)	$5,437	$8,315	$7,986
Total fair value of units vested (in thousands)	$6,742	$6,560	$5,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

The Company included the following amounts for stock-based compensation expense, which related to stock options, RSUs, and the ESPP, in the consolidated statements of comprehensive income (in thousands):

	Years ended December 31,
	2015	2014	2013
Cost of revenue	$96	$254	$459
Engineering and technology	484	516	567
Sales and marketing	771	829	671
General and administrative	7,343	7,095	6,802
Total in continuing operations	8,694	8,694	8,499
Discontinued operations	4,402	3,190	3,028
Total	$13,096	$11,884	$11,527
Total excluded and capitalized as part of internal-use software	$135	$106	$115
In May 2012, the Company granted stock options to certain Blucora employees who performed acquisition-related services. The vesting of such options were predicated on completing “qualified acquisitions” under the terms of the options. The completion of the HSW acquisition on May 30, 2014 and the Monoprice acquisition on August 22, 2013 constituted qualified acquisitions under such terms, resulting in charges of $0.3 million and $0.5 million to stock-based compensation expense (reflected in “General and administrative” expense) in 2014 and 2013, respectively.
To estimate stock-based compensation expense, the Company used the Black-Scholes-Merton valuation method with the following assumptions for stock options granted:

	Years ended December 31,
	2015	2014	2013
Risk-free interest rate	0.21% - 1.33%	0.11% - 1.31%	0.25% - 1.06%
Expected dividend yield	0%	0%	0%
Expected volatility	34% - 40%	35% - 43%	40% - 46%
Expected life	3.0 years	3.0 years	3.2 years
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
As of December 31, 2015, total unrecognized stock-based compensation expense related to unvested stock awards is as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$2,566	1.2
RSUs	2,753	1.2
Total for continuing operations	$5,319	1.2

Note 12: Segment Information
The Company has two reportable segments: the Wealth Management segment and the Tax Preparation segment. The Wealth Management segment consists of the HD Vest business, which was acquired on December 31, 2015, and, accordingly, has no operating activities recorded in Blucora's 2015 results of operations. HD Vest will be included in Blucora's results of operations beginning on January 1, 2016. As a result of the Strategic Transformation and planned divestitures of the Search and Content and E-Commerce segments, those former segments are included in discontinued operations. The Company’s chief

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
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
Information on the reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Years ended December 31,
	2015	2014	2013
Revenue:
Tax Preparation	$117,708	$103,719	$91,213
Operating income (loss):
Tax Preparation	56,984	49,696	40,599
Corporate-level activity	(61,791)	(45,093)	(44,077)
Total operating income (loss)	(4,807)	4,603	(3,478)
Other loss, net	(12,542)	(13,489)	(29,568)
Loss from continuing operations before income taxes	(17,349)	(8,886)	(33,046)
Income tax benefit	4,623	3,342	7,385
Loss from continuing operations	(12,726)	(5,544)	(25,661)
Discontinued operations, net of income taxes	(27,348)	(30,003)	50,060
Net income (loss)	$(40,074)	$(35,547)	$24,399

Note 13:	Other Loss, Net
"Other loss, net" consisted of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Interest income	$(609)	$(355)	$(300)
Interest expense (see Note 8)	9,044	9,476	9,266
Amortization of debt issuance costs (see Note 8)	1,133	1,059	1,099
Accretion of debt discounts (see Note 8)	3,866	3,594	2,826
Loss on debt extinguishment and modification expense (see Note 8)	398	—	1,593
Loss on derivative instrument (see Notes 2 and 10)	—	—	11,652
Impairment of equity investment in privately-held company	—	—	3,711
Gain on third party bankruptcy settlement	(1,128)	(286)	(539)
Other	(162)	1	260
Other loss, net	$12,542	$13,489	$29,568
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which the Company is a creditor.

Note 14: Income Taxes
Income tax benefit consisted of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
U.S. federal	$7,470	$6,306	$4,175
State	514	210	41
Total current expense	7,984	6,516	4,216
Deferred:
U.S. federal	(12,004)	(9,800)	(10,902)
State	(538)	(58)	(699)
Foreign	(65)	—	—
Total deferred benefit	(12,607)	(9,858)	(11,601)
Income tax benefit	$(4,623)	$(3,342)	$(7,385)
Income tax benefit differed from the amount computed by applying the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Income tax benefit at the statutory federal income tax rate	$(6,072)	$(3,110)	$(11,566)
State income taxes, net of federal benefit	(15)	99	(363)
Deductible domestic manufacturing costs	(787)	(594)	(395)
Non-deductible compensation	27	569	221
Non-deductible acquisition-related transaction costs (see Note 3)	2,524	—	—
Non-deductible loss on derivative instrument (the Warrant, see Note 10)	—	—	4,078
Change in liabilities for uncertain tax positions	—	(72)	(201)
Change in valuation allowance on unrealized capital losses	(223)	(117)	1,108
Other	(77)	(117)	(267)
Income tax benefit	$(4,623)	$(3,342)	$(7,385)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Net operating loss carryforwards	$182,599	$199,635
Accrued compensation	12,519	1,151
Deferred revenue	3,845	2,738
Tax credit carryforwards	10,797	10,370
Stock-based compensation	8,416	6,800
Basis difference in discontinued E-Commerce business	33,871	—
Other, net	6,720	5,471
Total gross deferred tax assets	258,767	226,165
Valuation allowance	(217,452)	(211,865)
Deferred tax assets, net of valuation allowance	41,315	14,300
Deferred tax liabilities:
Depreciation and amortization	(140,035)	(28,815)
Discount on Notes	(4,422)	(5,767)
Other, net	(378)	—
Total gross deferred tax liabilities	(144,835)	(34,582)
Net deferred tax liabilities	$(103,520)	$(20,282)
At December 31, 2015, the Company evaluated the need for a valuation allowance for certain deferred tax assets based upon its assessment of whether it is more likely than not that the Company will generate sufficient future taxable income necessary to realize the deferred tax benefits. The Company maintains a valuation allowance against its deferred tax assets that are capital in nature to the extent that it is more likely than not that the related deferred tax benefit will not be realized. The Company has deferred tax assets related to net operating losses that arose from excess tax benefits for stock-based compensation and minimum tax credits that arose from the corresponding alternative minimum tax paid for those excess tax benefits. The Company must apply a valuation allowance against these equity-based deferred tax assets until the Company utilizes the deferred tax assets to reduce taxes payable. Accordingly, the Company does not consider these deferred tax assets when evaluating changes in the valuation allowance.
The changes in the valuation allowance for deferred tax assets are shown below (in thousands):

	Years ended December 31,
	2015	2014
Balance at beginning of year	$211,865	$235,730
Net changes to deferred tax assets, subject to a valuation allowance	5,587	(23,865)
Balance at end of year	$217,452	$211,865
For the years ended December 31, 2015 and 2014, the valuation allowance change included increases of $22.1 million and $0.3 million, respectively, for changes in deferred tax assets that are capital in nature, and decreases of $16.7 million and $24.1 million, respectively, for the utilization of equity-based deferred tax assets to reduce taxes payable.  As of December 31, 2015, $192.3 million of the valuation allowance pertained to equity-based deferred tax assets. The consolidated balance sheets reflect an increase in equity upon the release of this valuation allowance.  Accordingly, income tax expense does not reflect a benefit for the release of this valuation allowance.
As of December 31, 2015, the Company’s U.S. federal and state net operating loss carryforwards for income tax purposes were $521.1 million and $32.0 million, respectively, which primarily related to excess tax benefits for stock-based

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

compensation. When the net operating loss carryforwards related to stock-based compensation are recognized, the income tax benefit of those losses is accounted for as a credit to stockholders’ equity on the consolidated balance sheets rather than on the consolidated statements of comprehensive income. If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2031, with the majority of them expiring between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.
A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Balance at beginning of year	$18,403	$18,537	$19,088
Gross increases for tax positions of prior years	2,708	126	219
Gross decreases for tax positions of prior years	(9)	(199)	(101)
Gross increases for tax positions of current year	751	—	—
Settlements	(112)	(61)	(562)
Lapse of statute of limitations	—	—	(107)
Balance at end of year	$21,741	$18,403	$18,537
The total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $3.4 million and $0.5 million as of December 31, 2015 and 2014, respectively. The remaining $18.4 million and $17.9 million as of December 31, 2015 and 2014, respectively, if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2011, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2015, no significant adjustments have been proposed relative to the Company’s tax positions.
During the years ended December 31, 2015, 2014, and 2013, the Company recognized less than $0.1 million of interest and penalties related to uncertain tax positions. The Company had approximately $0.8 million and $0.3 million accrued for interest and penalties as of December 31, 2015 and 2014, respectively.

Note 15:	Net Income (Loss) Per Share
"Basic net income (loss) per share" is computed using the weighted average number of shares outstanding during the period. "Diluted net income (loss) per share" is computed using the weighted average number of shares outstanding plus the number of dilutive potential shares outstanding during the period. Dilutive potential shares consist of the incremental shares issuable upon the exercise of outstanding stock options, vesting of unvested RSUs, exercise of the Warrant (for 2013), and conversion or maturity of the Notes. Dilutive potential shares are excluded from the computation of earnings per share if their effect is antidilutive.
Weighted average shares were as follows (in thousands):

	Years ended December 31,
	2015	2014	2013
Weighted average shares outstanding, basic	40,959	41,396	41,201
Dilutive potential shares	—	—	—
Weighted average shares outstanding, diluted	40,959	41,396	41,201
Shares excluded	5,975	5,468	5,915

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2015, 2014, and 2013

Shares excluded primarily related to shares excluded due to the antidilutive effect of a loss from continuing operations, stock options with an exercise price greater than the average price during the applicable periods, and awards with performance conditions not completed during the applicable periods (in 2014 and 2013).
As more fully discussed in "Note 10: Stockholders' Equity," on November 21, 2013, the Warrant was exercised and 1.0 million shares of the Company’s common stock were issued accordingly. The weighted average of these shares was included in "Weighted average shares outstanding, basic" starting in November 2013. Prior to that, the weighted average of the incremental shares issuable upon the exercise of the Warrant were included in the dilutive potential shares.
As more fully discussed in "Note 8: Debt," in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. As a result, the Company only includes the impact of the premium feature in its dilutive potential shares when the average stock price for the reporting period exceeds the conversion price of the Notes, which only occurred during the fourth quarter of 2013.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2015 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2015.
We acquired HD Vest on December 31, 2015. Management excluded HD Vest from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2015. HD Vest's total assets and net assets amounted to $757.3 million and $611.9 million, respectively, as of December 31, 2015 and zero revenues for the year then ended.
Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2015 and its report is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Blucora, Inc.
We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Blucora, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of HD Vest, which is included in the December 31, 2015 consolidated financial statements of Blucora, Inc., and constituted $757.3 million and $611.9 million of total and net assets, respectively, as of December 31, 2015 and zero revenues for the year then ended. Our audit of internal control over financial reporting of Blucora, Inc. also did not include an evaluation of the internal control over financial reporting of HD Vest.
In our opinion, Blucora, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blucora, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2015 of Blucora, Inc. and our report dated February 24, 2016 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 24, 2016

ITEM 9B. Other Information
On February 23, 2016, the Compensation Committee of the Board of Directors of the Company approved the 2016 Executive Bonus Plan (the “2016 Plan”). The 2016 Plan provides for annual performance-based cash bonuses to the Company’s executive officers. The target bonus amount for individual executive officers varies, and is between 35% and 100% of each executive’s annual base salary.
The available bonus for each executive is based on a combination of (a) the Company’s achievement of certain specified financial or operational performance measurements and (b) the individual performance of each executive and the discretion of the CEO (or, in the case of the CEO’s bonus, the discretion of the Compensation Committee). For the financial or operational performance components, the specific measures vary by executive, but may include overall Company Revenue and BCOR Adjusted EBITDA (as further specified in the 2016 Plan), and/or certain measurements that are specific to the business unit or segment that the individual executive is responsible for. Of the total available bonus payout, 80% is based on financial and operational performance components and 20% is based on individual objectives and performance, as detailed in the 2016 Plan.
The performance targets established for this bonus plan correspond to the operating plan targets approved by the Company’s Board of Directors. The range of possible bonus component achievement is 0% to 165% of the target bonus for the operational and financial performance components and 0% to 100% for the individual objectives/discretionary component, with the result that the aggregate maximum available payout level for each executive is 152%.
The foregoing description of the 2016 Plan is qualified in its entirety by reference to the full text of this plan, a copy of which is filed as Exhibit 10.13 hereto and incorporated herein by reference.

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

BLUCORA, INC.

By:	/s/ William J. Ruckelshaus
William J. Ruckelshaus Chief Executive Officer and President

Date:	February 24, 2016
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Eric M. Emans and Mark A. Finkelstein, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to execute any amendments to this Annual Report on Form 10-K, and to file the same, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ William J. Ruckelshaus	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 24, 2016
William J. Ruckelshaus

/s/ Eric M. Emans	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2016
Eric M. Emans

/s/ John E. Cunningham, IV	Chairman and Director	February 24, 2016
John E. Cunningham, IV

/s/ David H. S. Chung	Director	February 24, 2016
David H. S. Chung

/s/ Lance G. Dunn	Director	February 24, 2016
Lance G. Dunn

/s/ Steven W. Hooper	Director	February 24, 2016
Steven W. Hooper

/s/ Elizabeth J. Huebner	Director	February 24, 2016
Elizabeth J. Huebner

/s/ Andrew M. Snyder	Director	February 24, 2016
Andrew M. Snyder

/s/ Christopher W. Walters	Director	February 24, 2016
Christopher W. Walters

/s/ Mary S. Zappone	Director	February 24, 2016
Mary S. Zappone

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement between Blucora, Inc., Monoprice, Inc., and the Shareholders, dated as of July 31, 2013	8-K	August 1, 2013	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K	August 13, 2012	3.1
3.2	Amended and Restated Bylaws of Blucora, Inc., dated August 8, 2013	8-K	August 14, 2013	3.1
4.1	Indenture dated as of March 15, 2013 by and between Blucora, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	March 15, 2013	4.1
4.2	Form of 4.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K	March 15, 2013	4.2
10.1*	1998 Employee Stock Purchase Plan	S-1 (No. 333-62323), as amended	August 27, 1998	10.3
10.2*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of June 5, 2012	S-8 (No. 333-198645)	September 8, 2014	99.1
10.3*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.5
10.4*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.6
10.5*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.8
10.6*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.9
10.7	Office Lease between Blucora, Inc. and Plaza Center Property LLC dated July 19, 2012	10-Q	November 1, 2012	10.2
10.8	First Amendment to Office Lease between Blucora, Inc. and Plaza Center Property LLC dated November 5, 2013	10-K	February 27, 2014	10.8
10.9	Lease Agreement, dated January 28, 2008, by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa	10-K	March 9, 2012	10.13
10.10	Amendment to Lease Agreement by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa, dated March 14, 2013	10-Q	May 2, 2013	10.5
10.11*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	8-K	April 13, 2011	10.1
10.12*	Blucora 2015 Executive Bonus Plan	8-K	February 25, 2015	10.1
10.13*	Blucora 2016 Executive Bonus Plan				X
10.14*	Amended and Restated Employment Agreement, amended and restated effective as of January 6, 2015, between Company and Eric M. Emans	8-K	January 22, 2015	10.1

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.15*	Employment Agreement dated between Blucora, Inc., Monoprice, Inc., and Bernard Luthi dated July 14, 2014	10-Q	November 5, 2014	10.1
10.16*	Employment Agreement between Blucora, Inc. and Nathan Garnett dated September 7, 2014	10-Q	November 5, 2014	10.2
10.17*	Employment Agreement between Blucora, Inc. and Mark Finkelstein, dated September 30, 2014	10-Q	November 5, 2014	10.3
10.18*	Employment Agreement between Blucora, Inc., InfoSpace LLC, and Peter Mansour, dated October 6, 2014	10-Q	November 5, 2014	10.4
10.19*	Amended and Restated Employment Agreement between William J. Ruckelshaus and Company December 31, 2012	10-K	March 8, 2013	10.19
10.20*	Employment Agreement between JoAnn Kintzel, TaxAct, Inc., and Company dated January 31, 2015	8-K	February 4, 2015	10.10
10.21*	Employment Agreement, effective as of May 3, 2012, between the Company and George Allen	10-Q	August 1, 2012	10.1
10.22†	Google Services Agreement and Order Form by and between Google Inc. and InfoSpace Sales LLC dated April 1, 2014	8-K/A	August 27, 2014	10.1
10.23†	Amendment Number One to Amended and Restated Google Inc. Services Agreement between Infospace LLC and Google, Inc. dated April 1, 2014	10-Q	August 7, 2014	10.1
10.24†	Amendment Number Two to Amended and Restated Google Inc. Services Agreement between Infospace LLC and Google, Inc. dated October 1, 2014	10-K	February 14, 2014	10.2
10.25†	Yahoo Publisher Network Contract #1-23975446 dated January 31, 2011 by and between Yahoo! Inc. and its subsidiary Yahoo! Sarl and InfoSpace Sales LLC	10-Q/A	August 30, 2011	10.2
10.26	Amendment No. 1 to the Yahoo Publisher Network Contract #1-23975446 dated January 14, 2013	10-K	March 8, 2013	10.1
10.27	Stockholder Agreement between Company and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.3
10.28	Credit Agreement among TaxAct, Inc., as Borrower, TaxAct Holdings, Inc., as a Guarantor, and Wells Fargo Bank, N.A., as administrative agent and a lender, BMO Harris Bank, N.A., Silicon Valley Bank, Bank of America, N.A., and RBS Citizens, N.A., each as lenders, dated August 30, 2013	8-K	September 6, 2013	10.1
10.29	Credit Agreement among Monoprice, Inc., as Borrower, Monoprice Holdings, Inc., as a Guarantor, and Bank of Montreal, as administrative agent and a lender, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated November 22, 2013	8-K	November 27, 2013	10.1
10.30	First Amendment to Credit Agreement among Monoprice, Inc., as Borrower, Monoprice Holdings, Inc., as a Guarantor, and Bank of Montreal, as administrative agent and a lender, Bank of America, N.A., and Wells Fargo Bank, N.A., each as lenders, dated December 9, 2014	10-K	February 27, 2014	10.3
10.31	Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated June 2, 2009	10-Q	November 5, 2013	10.3
10.32	First Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated August 25, 2009	10-Q	November 5, 2013	10.4

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.33	Second Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated September 23, 2009	10-Q	November 5, 2013	10.5
10.34	Third Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated October 16, 2009	10-Q	November 5, 2013	10.6
10.35	Fourth Amendment to Lease Agreement between Monoprice, Inc. and Sixth and Rochester, LLC, dated November 20, 2014	10-K	February 27, 2014	10.4
10.36*	Nonemployee Director Compensation Policy, effective as of January 1, 2014	10-K	February 27, 2014	10.42
10.37*	Blucora, Inc. 2015 Incentive Plan	10-Q	October 29, 2015	10.1
10.38*	Form of Blucora, Inc. 2015 Incentive Plan Nonqualified Stock Option Grant Notice	10-Q	July 30, 2015	10.2
10.39*	Form of Blucora, Inc. 2015 Incentive Plan Restricted Stock Unit Grant Notice	10-Q	July 30, 2015	10.3
10.40*	Blucora, Inc. 2016 Equity Inducement Plan	S-8	January 29, 2016	99.1
10.41*	Form of Blucora, Inc. 2016 Inducement Plan Nonqualified Stock Option Grant Notice				X
10.42*	Form of Blucora, Inc. 2016 Inducement Plan Restricted Stock Unit Grant Notice				X
10.43†	Microsoft Advertising Publisher Business Framework Agreement dated August 1, 2014	10-Q	October 29, 2015	10.4
10.44	Amendment No. 1 dated July 29, 2015 to the Microsoft Advertising Publisher Business Framework Agreement	10-Q	October 29, 2015	10.5
10.45	Paid Search Services Schedule to the Framework Agreement dated August 1, 2014	10-Q	October 29, 2015	10.6
10.46	Amendment No. 1 to the Paid Search Services Schedule to the Framework Agreement dated August 1, 2014	10-Q	October 29, 2015	10.7
10.47†	Amendment No. 2 to the Yahoo Publisher Network Contract #2-23975446 dated December 28, 2015				X
10.48	Stock Purchase Agreement by an among HDV Holdings, LLC, Blucora, Inc., Project Baseball Sub, Inc. and HDV Holdings, Inc., dated October 14, 2015	8-K	October 14, 2015	10.1
10.49
Credit Agreement among TaxAct Holdings, Inc., TaxAct, Inc., H.D. Vest, Inc. and Bank of Montreal as Administrative Agent, Collateral Agent and Swing Line Lender, and each lender from time to time a party to the Credit Agreement, dated December 31, 2015
					X
10.50*	Amendment No. 1 to Amended and Restated Employment Agreement by and between Blucora, Inc. and Eric M. Emans dated January 22, 2016.	8-K	January 22, 2016	10.1
10.51*	Amendment No. 1 to Employment Agreement by and between Blucora, Inc. and Mark A. Finkelstein dated January 22, 2016.	8-K	January 22, 2016	10.2
10.52*	Amendment No. 1 to Employment Agreement by a between Blucora, Inc. and InfoSpace LLC and Peter Mansour dated January 22, 2016.	8-K	January 22, 2016	10.3
10.53*	Amendment No. 1 to Employment Agreement by and between Blucora, Inc. and Monoprice, Inc. and Bernard Luthi dated January 22, 2016.	8-K	January 22, 2016	10.4
10.54*	Amended and Restated Employment Agreement between Project Baseball Sub, Inc. and Roger Ochs dated February 22, 2016.				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
14.1	Code of Business Conduct and Ethics, as amended on August 14, 2014	8-K	August 15, 2014	14.1
21.1	Subsidiaries of the registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained on the signature page hereto)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2015, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
X

*	Indicates a management contract or compensatory plan or arrangement.
†
Confidential treatment has been requested for portions of this exhibit. These portions have been omitted from these exhibits to this Annual Report on Form 10-K and submitted separately to the Securities and Exchange Commission.