Form 10-Q
period 2016-03-31
BLUCORA, INC.
filed 2016-04-28
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 21, 2016
Common Stock, Par Value $0.0001	41,361,459

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$67,955	$55,473
Cash segregated under federal or other regulations	3,686	3,557
Available-for-sale investments	11,642	11,301
Accounts receivable, net of allowance	10,840	7,884
Commissions receivable	15,062	16,328
Other receivables	4,261	24,407
Prepaid expenses and other current assets, net	7,320	10,062
Current assets of discontinued operations	197,275	211,663
Total current assets	318,041	340,675
Long-term assets:
Property and equipment, net	11,093	11,308
Goodwill, net	551,027	548,959
Other intangible assets, net	387,359	396,295
Other long-term assets	2,216	2,311
Total long-term assets	951,695	958,873
Total assets	$1,269,736	$1,299,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,906	$4,689
Commissions and advisory fees payable	15,277	16,982
Accrued expenses and other current liabilities	17,063	13,006
Deferred revenue	7,945	11,521
Current portion of long-term debt, net	3,200	31,631
Current liabilities of discontinued operations	73,830	88,275
Total current liabilities	127,221	166,104
Long-term liabilities:
Long-term debt, net	344,891	353,850
Convertible senior notes, net	160,781	185,918
Deferred tax liability, net	98,501	103,520
Deferred revenue	2,868	1,902
Other long-term liabilities	10,490	10,932
Total long-term liabilities	617,531	656,122
Total liabilities	744,752	822,226

Redeemable noncontrolling interests	15,182	15,038

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
41,245 and 40,954	4	4
Additional paid-in capital	1,514,923	1,490,405
Accumulated deficit	(1,004,931)	(1,027,598)
Accumulated other comprehensive loss	(194)	(527)
Total stockholders’ equity	509,802	462,284
Total liabilities and stockholders’ equity	$1,269,736	$1,299,548
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended March 31,
	2016	2015
Revenue:
Wealth management services revenue	$77,291	$—
Tax preparation services revenue	88,474	81,068
Total revenue	165,765	81,068
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	52,269	—
Tax preparation services cost of revenue	3,207	2,137
Amortization of acquired technology	667	1,862
Total cost of revenue	56,143	3,999
Engineering and technology	4,295	1,090
Sales and marketing	43,837	33,018
General and administrative	12,753	7,146
Depreciation	975	351
Amortization of other acquired intangible assets	8,316	3,186
Total operating expenses	126,319	48,790
Operating income	39,446	32,278
Other loss, net	(7,514)	(2,995)
Income from continuing operations before income taxes	31,932	29,283
Income tax expense	(11,643)	(9,868)
Income from continuing operations	20,289	19,415
Discontinued operations, net of income taxes	2,522	3,685
Net income	22,811	23,100
Net income attributable to noncontrolling interests	(144)	—
Net income attributable to Blucora, Inc.	$22,667	$23,100
Net income per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.49	$0.47
Discontinued operations	0.06	0.09
Basic net income per share	$0.55	$0.56
Net income per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.48	$0.46
Discontinued operations	0.06	0.09
Diluted net income per share	$0.54	$0.55
Weighted average shares outstanding:
Basic	41,171	40,987
Diluted	41,610	41,899
Other comprehensive income (loss):
Net income	$22,811	$23,100
Unrealized gain (loss) on available-for-sale investments, net of tax	11	(73)
Foreign currency translation adjustment	322	—
Reclassification adjustment for realized loss on available-for-sale investments, net of tax, included in net income as Other loss, net	—	41
Other comprehensive income (loss)	333	(32)
Comprehensive income	23,144	23,068
Comprehensive income attributable to noncontrolling interests	(144)	—
Comprehensive income attributable to Blucora, Inc.	$23,000	$23,068
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2016	2015
Operating Activities:
Net income	$22,811	$23,100
Less: Discontinued operations, net of income taxes	2,522	3,685
Net income from continuing operations	20,289	19,415
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Stock-based compensation	4,229	1,905
Depreciation and amortization of acquired intangible assets	10,105	5,586
Excess tax benefits from stock-based award activity	(16,865)	(22,081)
Deferred income taxes	(5,127)	(14,277)
Amortization of premium on investments, net	79	483
Amortization of debt issuance costs	610	276
Accretion of debt discounts	1,406	940
Gain on debt extinguishment and modification expense	(3,843)	—
Other	13	—
Cash provided (used) by changes in operating assets and liabilities:
Cash segregated under federal or other regulations	(129)	—
Accounts receivable	(2,967)	(4,726)
Commissions receivable	1,266	—
Other receivables	20,146	1,612
Prepaid expenses and other current assets	2,709	3,570
Other long-term assets	95	26
Accounts payable	5,217	8,175
Commissions and advisory fees payable	(1,705)	—
Deferred revenue	(2,610)	(296)
Accrued expenses and other current and long-term liabilities	18,809	27,579
Net cash provided by operating activities from continuing operations	51,727	28,187
Investing Activities:
Purchases of property and equipment	(677)	(259)
Proceeds from sales of investments	—	3,000
Proceeds from maturities of investments	—	68,243
Purchases of investments	(403)	(66,833)
Net cash provided (used) by investing activities from continuing operations	(1,080)	4,151
Financing Activities:
Repurchase of convertible notes	(20,667)	—
Repayment of credit facilities	(40,000)	(25,000)
Stock repurchases	—	(4,445)
Excess tax benefits from stock-based award activity	16,865	22,081
Proceeds from stock option exercises	1,088	1,616
Proceeds from issuance of stock through employee stock purchase plan	562	608
Tax payments from shares withheld upon vesting of restricted stock units	(329)	(435)
Net cash used by financing activities from continuing operations	(42,481)	(5,575)
Net cash provided by continuing operations	8,166	26,763

Net cash provided by operating activities from discontinued operations	8,402	2,726
Net cash used by investing activities from discontinued operations	(479)	(1,135)
Net cash used by financing activities from discontinued operations	(3,607)	(10,220)
Net cash provided (used) by discontinued operations	4,316	(8,629)

Net increase in cash and cash equivalents	12,482	18,134
Cash and cash equivalents, beginning of period	55,473	41,968
Cash and cash equivalents, end of period	$67,955	$60,102

Cash paid for income taxes from continuing operations	$294	$643
Cash paid for interest from continuing operations	$7,569	$241
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: The Company and Basis of Presentation
Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates two primary businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries (“HD Vest”), which the Company acquired on December 31, 2015. HD Vest is included in Blucora's results of operations beginning on January 1, 2016. HD Vest provides wealth management solutions for financial advisors. The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
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
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market, referred to as the “Strategic Transformation.” The Strategic Transformation consists of the Company's transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest, which the Company acquired on December 31, 2015 (see "Note 3: Business Combinations"), and the intention to divest the Search and Content and E-Commerce businesses in mid-2016 (see "Note 4: Discontinued Operations"). Accordingly, the financial condition, results of operations, cash flows, and the notes to financial statements reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations.
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
Reclassification: The Company reclassified certain amounts related to discontinued operations. See "Note 4: Discontinued Operations" for additional information.
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
Net capital and regulatory requirements: The Company's subsidiary, HD Vest, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of March 31, 2016, HD Vest met all capital adequacy requirements to which it was subject.
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
Note 2: Summary of Significant Accounting Policies
Interim financial information: The accompanying consolidated financial statements have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. Interim results are not necessarily indicative of results for a full year.
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
Fair value of financial instruments: The Company measures its cash equivalents, available-for-sale investments, and contingent consideration liability at fair value. The Company considers the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.

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
Redeemable noncontrolling interests: Noncontrolling interests that are redeemable at the option of the holder and not solely within the control of the issuer are classified outside of stockholders' equity. In connection with the acquisition of HD Vest, management of that business has retained an ownership interest. The Company is party to put and call arrangements with respect to these interests. These put and call arrangements allow HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. To the extent that the redemption value of these interests exceeds the value determined by adjusting the carrying value for the subsidiary's attribution of net income (loss), the value of such interests is adjusted to the redemption value with a corresponding adjustment to additional paid-in capital.
Wealth management revenue recognition: Wealth management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. Revenue is recognized in the periods in which the related services are performed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibilty is reasonably assured. Payments received by the Company in advance of the performance of service are deferred and recognized as revenue when earned.
The Company considers the nature of its contractual arrangements in determining whether to recognize certain types of wealth management revenue, primarily commission revenue and advisory revenue, on the basis of the gross amount billed or net amount retained after payments are made to providers of certain services related to the product or service offering. The main factors that the Company uses to determine whether to record revenue on a gross or net basis are whether:

•	the Company is primarily responsible for the service to the financial advisor and their client;

•	the Company has discretion in establishing fees paid by the client and fees due to the third-party service provider; and

•	the Company is involved in the determination of product or service specifications.
When client fees include a portion of charges that are paid to another party and the Company is primarily responsible for providing the service to the client, revenue is recognized on a gross basis in an amount equal to the fee paid by the client. The cost of revenue recognized is the amount due to the other party. In instances in which another party is primarily responsible for providing the service to the client, revenue is recognized in the net amount retained by the Company. The portion of the fees that are collected from the client by the Company and remitted to the other party are considered pass-through amounts and are not a component of revenue or cost of revenue.
Further details of wealth management revenue are as follows:

•
Commission revenue - Commissions represent amounts generated by HD Vest's financial advisors for their clients' purchases and sales of securities and various investment products. The Company generates two types of commissions: transaction-based sales commissions that occur at the point of sale, as well as trailing commissions for which the Company provides ongoing account support to clients of its financial advisors.

The Company records transaction-based sales commission revenue on a trade-date basis, which is when the Company's performance obligations in generating the commissions have been substantially completed. Trailing commission revenue is based on a percentage of the current market value of clients' investment holdings in trail-eligible assets and recognized over the period during which services are performed. Since trailing commission revenue is generally paid in arrears, the Company estimates it based on a number of factors, including stock market index levels and the amount of trailing commission revenues received in prior periods.

A substantial portion of commission revenue is ultimately paid to financial advisors. The Company records an estimate for transaction-based commissions payable based upon the payout rate of the financial advisor generating the accrued commission revenue. The Company records an estimate for trailing commissions payable based upon historical payout ratios. Such amounts are recorded as "Commissions and advisory fees payable" on the consolidated balance sheets and "Wealth management services cost of revenue" on the consolidated statements of comprehensive income.

•
Advisory revenue - Advisory revenue includes fees charged to clients in advisory accounts where HD Vest is the Registered Investment Advisor (“RIA”). These fees are based on the value of assets within these advisory accounts. A substantial portion of these advisory fees are paid to the related financial advisor and these payments are classified as "Wealth management services cost of revenue" in the consolidated statements of comprehensive income.

•
Asset-based revenue - Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs and cash sweep programs and are recognized ratably over the period in which services are provided.

•
Transaction and fee revenue - The Company charges fees for executing certain transactions in client accounts. Transaction-related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions. Such fees are recognized as services are performed or as earned, as applicable.

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
In May 2014, the FASB issued guidance codified in ASC 606, “Revenue from Contracts with Customers,” which amends the guidance in former ASC 605 “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be achieved in a five-step process. Enhanced disclosures also will be required. This guidance is effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company currently is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In February 2016, the FASB issued an ASU on lease accounting, whereby lease assets and liabilities, whether arising from leases that are considered operating or finance (capital), will be recognized on the balance sheet. Enhanced qualitative disclosures also will be required. This guidance is effective on a modified retrospective basis--with various practical expedients related to leases that commenced before the effective date--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2018. Earlier adoption is permitted. The Company currently is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
In March 2016, the FASB issued an ASU on employee share-based payment accounting, which primarily addresses the accounting for various tax-related items as well as the classification of tax-related items on the statement of cash flow. More specifically, excess tax benefits and deficiencies should be recognized as income tax expense or benefit in the income statement and recognized in the period generated regardless of whether the benefit reduces taxes payable in the same period. In addition, excess tax benefits and deficiencies should be classified as an operating activity in the statement of cash flow. This guidance is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2016. Earlier adoption is permitted. The guidance related to the recognition of excess tax benefits and deficiencies in the income statement is effective on a prospective basis, and the guidance related to the timing of recognition is effective using a modified retrospective transition method by means of a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted. The cash flow presentation guidance is effective on a retrospective basis. The Company currently is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Note 3: Business Combinations
HD Vest: On December 31, 2015 and pursuant to the Purchase Agreement dated October 14, 2015, the Company acquired HD Vest for $613.7 million, including cash acquired of $38.9 million and after a $1.8 million final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and is expected to be synergistic with TaxAct as a result of cross-selling opportunities and an expanded addressable market for both HD Vest and TaxAct. In connection with the acquisition, certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. A portion of those shares were sold to the Company in exchange for a promissory note. After giving effect to the rollover shares and related purchase of the rollover shares for the promissory note, the Company indirectly owns 95.52% of HDV Holdings, Inc., with the remaining 4.48% noncontrolling interest held collectively by the rollover management members and subject to put and call arrangements exercisable beginning in 2019.
The acquisition was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility, under which the Company borrowed $400.0 million (see "Note 7: Debt").
Valuations were as follows (in thousands):

Fair value
Tangible assets acquired, including cash acquired of $38,874	$77,181
Liabilities assumed	(21,845)
Identifiable net assets acquired	$55,336
Fair value adjustments for intangible assets:
Advisor relationships	$240,300
Sponsor relationships	16,500
Curriculum	800
Proprietary technology	13,600
Trade name	52,500
Fair value of intangible assets acquired	$323,700
Purchase price allocation:
Cash paid of $610,500 and cash to be paid of $1,788	$612,288
Plus: promissory note	6,400
Plus: noncontrolling interest	15,038
Less: escrow receivable	(20,000)
Purchase price	613,726
Less: identifiable net assets acquired	(55,336)
Less: fair value of intangible assets acquired	(323,700)
Plus: deferred tax liability related to intangible assets	123,484
Excess of purchase price over net assets acquired, allocated to goodwill	$358,174
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

The promissory note is with the President of HD Vest and will be paid over a three-year period. The current portion was recorded in "Current portion of long-term debt, net," and the long-term portion was recorded in "Long-term debt, net." The note bears interest at a rate of 5% per year, with a principal amount that approximates its fair value. See "Note 7: Debt" for additional information on the "Note payable, related party."
The Purchase Agreement dictated that the Company placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance. The contingent consideration threshold was not achieved; therefore, the amount was excluded from the purchase price and recorded as a receivable in "Other receivables" as of December 31, 2015 for the amount that was returned to the Company from the escrow agent in the first quarter of 2016.
The gross contractual amount of accounts receivable, including commissions receivable, acquired was $21.6 million, of which the Company has estimated that substantially all will be collectible.
During the last half of 2015, the Company incurred transaction costs of $11.0 million, which were recognized in "General and administrative expense," and $21.8 million in debt discount and issuance-related costs on the new credit facility.
Pro Forma Financial Information of the HD Vest Acquisition (unaudited):
The financial information in the table below summarizes the combined results of operations of Blucora and HD Vest on a pro forma basis, for the period in which the acquisition occurred as though the companies had been combined as of the beginning of that period. Pro forma adjustments have been made to include (a) amortization expense on the definite-lived intangible assets identified in this acquisition, debt-related expenses associated with the credit facility that was used to finance the acquisition, and estimated stock-based compensation related to Blucora share-based award grants to HD Vest employees; and to remove (b) acquisition-related transaction costs and debt-related expenses associated with HD Vest's previous debt facility, the latter of which was paid off and closed at the acquisition date. Income taxes also have been adjusted for the effect of these items. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the acquisition occurred at the beginning of the period presented (in thousands):

Three months ended March 31, 2015
Revenue	$157,863
Income from continuing operations	$14,741
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

Summarized financial information for discontinued operations is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Major classes of items in net income (loss):
Revenues	$79,330	$93,759
Operating expenses	(75,031)	(87,330)
Other loss, net	(232)	(731)
Income from discontinued operations, before income taxes	4,067	5,698
Income tax expense	(1,545)	(2,013)
Discontinued operations, net of income taxes	$2,522	$3,685

	March 31, 2016	December 31, 2015
Major classes of assets and liabilities:
Cash	$1,444	$2,158
Accounts receivable, net of allowance	19,482	26,352
Inventories	37,677	43,480
Other current assets	2,292	3,182
Property and equipment, net	9,745	9,824
Goodwill, net	67,201	67,201
Other intangible assets, net	59,005	59,006
Other long-term assets	429	460
Total assets of discontinued operations	$197,275	$211,663

Accounts payable	$24,375	$33,295
Other current liabilities	15,155	15,622
Debt (net of discount and including short-term and long-term portions)	20,000	25,000
Deferred tax liability, net	13,791	13,816
Other long-term liabilities	509	542
Total liabilities of discontinued operations	$73,830	$88,275
Assets and liabilities of discontinued operations are reported at the lower of carrying value or fair value less cost to sell.
Debt is discussed further below in the related subsection of this note.

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

Employee-Related Costs
Balance at December 31, 2015	$994
Charges	928
Payments	(13)
Balance at March 31, 2016	$1,909
Debt: The debt in discontinued operations consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Monoprice 2013 credit facility	$20,000	$25,000
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
Monoprice initially borrowed $50.0 million under the credit facility, from both the revolving credit loan and the term loan, and had repayment activity of $5.0 million and $14.0 million during the three months ended March 31, 2016 and 2015, respectively. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). In accordance with this provision, Monoprice repaid the outstanding amount under the term loan in full in 2015, which was included in the repayment activity for 2015 and resulted in the write-down of the remaining unamortized discount and debt issuance costs related to the term loan. Amounts remain outstanding under the revolving credit loan, which continues to be available to Monoprice through its final maturity date.
The interest rate is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of March 31, 2016, Monoprice was in compliance with all of the financial and operating covenants. As of March 31, 2016, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
Note 5: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance at December 31, 2015	$356,386	$192,573	$548,959
Purchase accounting adjustment	1,788	—	1,788
Foreign currency translation adjustment	—	280	280
Balance at March 31, 2016	$358,174	$192,853	$551,027
The purchase accounting adjustment related to the final working capital adjustment associated with the acquisition of HD Vest as described in "Note 3: Business Combinations."

Intangible assets other than goodwill consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$101,701	$(52,845)	$48,856	$101,681	$(49,664)	$52,017
Advisor relationships	240,300	(4,291)	236,009	240,300	—	240,300
Sponsor relationships	16,500	(229)	16,271	16,500	—	16,500
Curriculum	800	(50)	750	800	—	800
Technology	43,986	(30,513)	13,473	43,948	(29,270)	14,678
Total definite-lived intangible assets	403,287	(87,928)	315,359	403,229	(78,934)	324,295
Indefinite-lived intangible assets:
Trade names	72,000	—	72,000	72,000	—	72,000
Total	$475,287	$(87,928)	$387,359	$475,229	$(78,934)	$396,295
Amortization expense was as follows (in thousands):

	Three months ended March 31,
	2016	2015
Statement of comprehensive income line items:
Cost of revenue	$667	$1,862
Amortization of other acquired intangible assets	8,316	3,186
Total	$8,983	$5,048
Expected amortization of definite-lived intangible assets held as of March 31, 2016 is as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Statement of comprehensive income line items:
Cost of revenue	$147	$195	$98	$—	$—	$—	$440
Amortization of other acquired intangible assets	24,948	33,266	33,266	33,266	21,447	168,726	314,919
Total	$25,095	$33,461	$33,364	$33,266	$21,447	$168,726	$315,359
The weighted average amortization periods for definite-lived intangible assets are as follows: 46 months for customer relationships, 165 months for advisor relationships, 213 months for sponsor relationships, 45 months for curriculum, 68 months for technology, and 145 months for total definite-lived intangible assets.

Note 6: Fair Value Measurements
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2016	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$4,886	$—	$4,886	$—
Time deposits	249	—	249	—
Total cash equivalents	5,135	—	5,135	—
Available-for-sale investments:
Debt securities:
U.S. government securities	11,239	—	11,239	—
Time deposits	403	—	403	—
Total debt securities	11,642	—	11,642	—
Total assets at fair value	$16,777	$—	$16,777	$—

Contingent consideration liability	$3,233	$—	$—	$3,233
Total liabilities at fair value	$3,233	$—	$—	$3,233

		Fair value measurements at the reporting date using
	December 31, 2015	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$5,410	$—	$5,410	$—
Available-for-sale investments:
Debt securities:
U.S. government securities	11,301	—	11,301	—
Total assets at fair value	$16,711	$—	$16,711	$—

Contingent consideration liability	$2,951	$—	$—	$2,951
Total liabilities at fair value	$2,951	$—	$—	$2,951
The Company also had financial instruments that were not measured at fair value. See "Note 7: Debt" for details.
A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Contingent consideration liability:
Balance at December 31, 2015	$2,951
Foreign currency transaction loss	282
Balance at March 31, 2016	$3,233
The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 3: Business Combinations"), and the related payments are expected to occur annually beginning in 2017 and continuing through 2019. As of March 31, 2016, the Company could be required to pay up to an undiscounted amount of $3.5 million. The Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated revenues would decrease the fair value of the contingent consideration liability, while a decrease in the discount rate would increase the fair value of the contingent consideration liability. As of March 31, 2016, the Company recorded approximately $0.9 million in "Accrued expenses and other current liabilities" and $2.4 million in “Other long-term liabilities” on the consolidated balance sheets.
The contractual maturities of the debt securities classified as available-for-sale at March 31, 2016 and December 31, 2015 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance at March 31, 2016	$11,640	$2	$—	$11,642
Balance at December 31, 2015	$11,316	$—	$(15)	$11,301
The Company had non-recurring Level 3 fair value measurements in 2016 related to the repurchase of its Convertible Senior Notes. See "Note 7: Debt" for details.
Note 7: Debt
The Company’s debt consisted of the following (in thousands):

	March 31, 2016				December 31, 2015
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
TaxAct - HD Vest 2015 credit facility	$360,000	$(10,503)	$(7,806)	$341,691	$400,000	$(12,000)	$(8,919)	$379,081
Convertible Senior Notes	172,859	(9,616)	(2,462)	160,781	201,250	(12,207)	(3,125)	185,918
Note payable, related party	6,400	—	—	6,400	6,400	—	—	6,400
Total debt	$539,259	$(20,119)	$(10,268)	$508,872	$607,650	$(24,207)	$(12,044)	$571,399
TaxAct - HD Vest 2015 credit facility: On December 31, 2015, TaxAct and HD Vest entered into an agreement with a syndicate of lenders for the purposes of financing the HD Vest acquisition and providing future working capital flexibility for TaxAct and HD Vest. The credit facility consists of a $25.0 million revolving credit loan--which includes a letter of credit and swingline loans--and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are December 31, 2020 and December 31, 2022, respectively. Obligations under the credit facility are guaranteed by TaxAct Holdings, Inc. and HD Vest Holdings, Inc. and are secured by the equity of the TaxAct and HD Vest businesses. While Blucora is not a party to the agreement, it has guaranteed the obligations of TaxAct and HD Vest under the credit facility, secured by its equity in TaxAct Holdings, Inc.
TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $40.0 million during the three months ended March 31, 2016. Principal payments on the term loan are payable quarterly and will be between 0.625% and 1.875% of outstanding principal, depending upon TaxAct and HD Vest's combined net leverage of EBITDA ratio. The interest rate on the term loan is variable at the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.00%, plus a margin of 6.00%, payable at the end of each interest period.
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
TaxAct and HD Vest have the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $5.0 million or any whole multiple of $1.0 million in excess thereof, except for prepayments through December 31, 2016 which carry a premium of 1.00% of the total principal amount outstanding just prior to prepayment. In accordance with this provision, TaxAct and HD Vest prepaid a portion of the credit facility during the three months ended March 31, 2016, which was included in the repayment activity for 2016 and resulted in the write-down of a portion of the unamortized discount and debt issuance costs. The write-down of the unamortized discount and debt issuance costs were recorded in "Other loss, net" on the consolidated statements of comprehensive income.
The credit facility includes financial and operating covenants, including a net leverage to EBITDA ratio, which are defined further in the agreement. As of March 31, 2016, TaxAct and HD Vest were in compliance with all of the financial and operating covenants.
As of March 31, 2016, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of March 31, 2016, the Notes were not convertible.

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
At the time the Company issued the Notes, the Company was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its annual meeting in May 2013 to allow for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company’s intention is to satisfy conversion of the Notes with cash for the principal amount of the debt and shares of common stock for any related conversion premium. The Company expects to have the liquidity to satisfy conversion of the Notes' principal for cash based upon cash on hand, net cash flows from operations, and cash available through the credit facility.
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
During the three months ended March 31, 2016, the Company repurchased $28.4 million of the Notes' principal for cash of $20.7 million. The Company allocated the cash paid first to the liability component of the Notes based on the fair value of the repurchased Notes. The fair value was based on a discounted cash flow analysis of the Notes' principal and related interest payments, using a discount rate that approximated the current market rate for similar debt without conversion rights. The difference between the fair value and net carrying value of the repurchased Notes was recognized as a gain, since the Notes were repurchased below par value, and recorded in "Other loss, net" on the consolidated statements of comprehensive income. No amount was allocated to the equity component of the Notes, since the fair value of the liability component exceeded the cash paid.
The following table sets forth total interest expense related to the Notes (in thousands):

	Three months ended March 31,
	2016	2015
Contractual interest expense (Cash)	$2,109	$2,138
Amortization of debt issuance costs (Non-cash)	247	241
Accretion of debt discount (Non-cash)	963	940
Total interest expense	$3,319	$3,319
Effective interest rate of the liability component	7.32%	7.32%
The fair value of the principal amount of the Notes as of March 31, 2016 was $130.5 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
Note payable, related party:  The note payable is with the President of HD Vest and arose in connection with the acquisition of HD Vest. Certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the acquisition's closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. The President of HD Vest sold a portion of his shares to the Company in exchange for the note. See "Note 3: Business Combinations" for additional information on the acquisition of HD Vest. The note will be paid over a three-year period, with 50% paid in year one, 40% paid in year two, and 10% paid in year three. The note bears interest at a rate of 5% per year, with a principal amount that approximates its fair value.
Note 8: Redeemable Noncontrolling Interests
A reconciliation of redeemable noncontrolling interests is as follows (in thousands):

Balance at December 31, 2015	$15,038
Net income attributable to noncontrolling interests	144
Balance at March 31, 2016	$15,182
The redemption amount at March 31, 2016 was $14.8 million.
Note 9: Commitments and Contingencies
There have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations and commitments specified in "Note 9: Commitments and Contingencies" in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
On March 5, 2015, Remigius Shatas filed a shareholder derivative action against Andrew Snyder, a director of the Company, certain companies affiliated with Mr. Snyder, as well as nominal defendant Blucora, in the Superior Court of the State of Washington in and for King County.  Although the Company is a nominal defendant, the plaintiff purports to bring the action on behalf of the Company and thus does not seek monetary damages from the Company.  Instead, the plaintiff alleges improper use of inside information in certain sales of the Company's common stock and seeks to recover from Andrew Snyder and those companies affiliated with Mr. Snyder profits resulting from those allegedly improper sales. On May 15, 2015, the court granted the Company's motion to dismiss the Complaint based on the plaintiffs’ failure to file this matter in the proper court. Subsequently, the plaintiff moved for reconsideration of the Superior Court's decision to grant the motion to dismiss, and on June 5, 2015, that motion for reconsideration was denied.  On June 30, 2015, the plaintiff filed a Notice of Appeal with the Superior Court, indicating plaintiff's intention to appeal to the Washington Court of Appeals, Division I. On September 14, 2015, the plaintiff filed a motion with the Washington Court of Appeals to add an additional plaintiff, which the court subsequently denied on October 19, 2015.  In connection with the appeal, the Company filed a motion to dismiss the appeal on the grounds that plaintiff lacked standing at all points relevant the lawsuit.  The appeal and the Company’s motion have been fully-briefed and were argued before the Washington Court of Appeals on April 11, 2016.  The Company awaits the court’s decision.
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

Note 10: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units (“RSUs”), and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended March 31,
	2016	2015
Cost of revenue	$42	$29
Engineering and technology	411	133
Sales and marketing	601	195
General and administrative	3,175	1,548
Total in continuing operations	4,229	1,905
Discontinued operations	1,571	794
Total	$5,800	$2,699
Total excluded and capitalized as part of internal-use software	$—	$16
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended March 31,
	2016	2015
Stock options exercised	125	171
RSUs vested	89	58
Shares purchased pursuant to ESPP	77	52
Total	291	281
Stock repurchase program: In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company may purchase its common stock in open-market transactions. In May 2014, the Board of Directors increased the repurchase authorization, such that the Company may repurchase up to $85.0 million of its common stock, and extended the repurchase period through May 2016. Repurchased shares will be retired and resume the status of authorized but unissued shares of common stock. During the three months ended March 31, 2016, the Company purchased no shares. During the three months ended March 31, 2015, the Company purchased 0.3 million shares at a total cost of approximately $4.4 million and an average price of $14.21 per share, exclusive of purchase and administrative costs. As of March 31, 2016, the Company may repurchase an additional $28.7 million of its common stock under the repurchase program.
Note 11: Segment Information
The Company has two reportable segments: the Wealth Management segment and the Tax Preparation segment. The Wealth Management segment consists of the HD Vest business, which was acquired on December 31, 2015. HD Vest is included in Blucora's results of operations beginning on January 1, 2016. As a result of the Strategic Transformation and planned divestitures of the Search and Content and E-Commerce segments, those former segments are included in discontinued operations. The Company’s chief executive officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
The Company does not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of acquired intangible assets to the reportable segments. Such amounts are reflected in the table under the heading "Corporate-level activity." In addition, the Company does not allocate other loss, net and income taxes to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended March 31,
	2016	2015
Revenue:
Wealth Management	$77,291	$—
Tax Preparation	88,474	81,068
Total revenue	165,765	81,068
Operating income:
Wealth Management	10,906	—
Tax Preparation	47,573	44,145
Corporate-level activity	(19,033)	(11,867)
Total operating income	39,446	32,278
Other loss, net	(7,514)	(2,995)
Income tax expense	(11,643)	(9,868)
Discontinued operations, net of income taxes	2,522	3,685
Net income	$22,811	$23,100
Note 12: Net Income Per Share
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
The computation of basic and diluted net income per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended March 31,
	2016	2015
Numerator:
Income from continuing operations	$20,289	$19,415
Net (income) loss attributable to noncontrolling interests	(144)	—
Income from continuing operations attributable to Blucora, Inc.	20,145	19,415
Income from discontinued operations attributable to Blucora, Inc.	2,522	3,685
Net income attributable to Blucora, Inc.	$22,667	$23,100
Denominator:
Weighted average common shares outstanding, basic	41,171	40,987
Dilutive potential common shares	439	912
Weighted average common shares outstanding, diluted	41,610	41,899
Net income per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.49	$0.47
Discontinued operations	0.06	0.09
Basic net income per share	$0.55	$0.56
Net income per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.48	$0.46
Discontinued operations	0.06	0.09
Diluted net income per share	$0.54	$0.55
Shares excluded	8,591	2,735

Shares excluded primarily related to stock options with an exercise price greater than the average price during the applicable periods.
As more fully discussed in "Note 7: Debt," in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. The Company expects to have the liquidity to satisfy conversion of the Notes' principal for cash based upon cash on hand, net cash flows from operations, and cash available through the credit facility. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeds the conversion price of the Notes, which did not occur during the three months ended March 31, 2016 and 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the words "anticipate," "believe," "plan," "project," "expect," "future," "intend," "may," "will," "should," "estimate," "predict," "potential," "continue," and similar expressions. These forward-looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our plans to expand, develop, or acquire particular operations, businesses, or assets; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.
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
Overview
Blucora (the “Company,” “Blucora,” or “we”) operates two primary businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries (“HD Vest”), which we acquired on December 31, 2015. HD Vest is included in Blucora's results of operations as of January 1, 2016. HD Vest provides wealth management solutions for financial advisors. The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals.
Blucora also operates an internet Search and Content business and an E-Commerce business. The Search and Content business operates through the InfoSpace LLC subsidiary (“InfoSpace”) and provides search services to users of our owned and operated and distribution partners' web properties, as well as online content through HowStuffWorks (“HSW”). The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”) and sells self-branded electronics and accessories to both consumers and businesses.
Strategic Transformation
On October 14, 2015, we announced our plans to focus on the technology-enabled financial solutions market, which we refer to as the “Strategic Transformation.” The Strategic Transformation consists of our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest, which we acquired on December 31, 2015, and our intention to divest our Search and Content and E-Commerce businesses in mid-2016. The transformation will result in fewer support requirements and, therefore, reduced corporate operating expenses. We also expect to shift our capital allocation priority in the near-term to pay down debt, which includes using at least 50% of the net divestiture proceeds to pay down the new TaxAct - HD Vest 2015 credit facility per the debt agreement. The elements of our Strategic Transformation are described in more detail below. For a discussion of the associated risks, see the sections under the heading "Risks Associated With our Strategic Transformation" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Acquisition: On December 31, 2015, we acquired HD Vest for $613.7 million, including cash acquired of $38.9 million and after a $1.8 million final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and is expected to be synergistic with TaxAct as a result of cross-selling opportunities and an expanded addressable market for both HD Vest and TaxAct. The acquisition was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility, under which we borrowed $400.0 million. During the last half of 2015, we incurred transaction costs of $11.0 million.
See "Note 3: Business Combinations" and "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information on the HD Vest acquisition and the new credit facility, respectively.

Business divestitures and chief executive officer departure: On October 14, 2015, we announced plans to divest the Search and Content and E-Commerce businesses. Accordingly, our financial condition, results of operations, and cash flows reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Unless otherwise specified, disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect continuing operations. We expect to incur employee-related business exit costs of approximately $3.0 million, with the majority of these costs recorded in discontinued operations in the fourth quarter of 2015 and in the first quarter of 2016. Some of these costs are contingent or are accelerated upon the sale of the Search and Content and E-Commerce businesses and will be recorded or adjusted, as appropriate, at the time of sale. See "Note 4: Discontinued Operations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information on discontinued operations.
We also announced the departure of our former chief executive officer effective March 31, 2016. We incurred $1.8 million of separation-related costs, most of which were pursuant to the former chief executive officer's employment agreement and paid in April 2016.
Our Continuing Businesses
Wealth Management
The HD Vest business provides wealth management solutions for financial advisors. Specifically, HD Vest provides an integrated platform of brokerage, investment advisory, and insurance services to assist in making each financial advisor a financial service center for his/her clients. HD Vest generates revenue primarily through commissions, quarterly investment advisory fees based on assets under management, and other fees.
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
Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the SEC, FINRA, state securities and insurance regulators, and other regulatory authorities. For additional information regarding the potential impact of governmental regulation on our operations and results, see the Risk Factor "Increased government regulation of our business may harm our operating results" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Tax Preparation
Our TaxAct business provides digital tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its online service at www.TaxAct.com.
We have four offerings for consumers for tax year 2015: a "free" federal and state edition that handles simple returns; a "basic" offering that contains all of the features of the free federal edition plus import capabilities, taxpayer phone support, and return preparation assistance tools; a "plus" offering that contains all of the basic offering features plus tools to maximize credits and deductions, and enhanced reporting; and a "premium" offering that contains all of the basic offering features plus tools for self-employed individuals to maximize credits and deductions. For the latter three offerings, state returns can be filed through the separately-sold state edition. We also have an offering for small business owners. TaxAct's offerings come with a price lock guarantee, whereby the price at the start of the tax return filing process holds until the return is filed, rather than pricing the offering at the time that the tax return is filed. In addition to these core offerings, TaxAct also offers ancillary services such as refund payment transfer, data archive services, audit defense, stored value cards, and other add-on services.
TaxAct’s professional tax preparer software allows professional tax preparers to file individual and business returns for their clients. TaxAct offers flexible pricing and packaging options that help tax professionals save money by paying only for what they need.

Acquisitions
On December 31, 2015, we acquired HD Vest, as described further under "Strategic Transformation" above. HD Vest is included in Blucora's results of operations as of January 1, 2016. Accordingly, the results discussed below were impacted by the timing of this acquisition, in which 2016 includes a full year of results as compared to no results in 2015.
On July 2, 2015, TaxAct acquired SimpleTax Software Inc. (“SimpleTax”), a provider of online tax preparation services for individuals in Canada through its website www.simpletax.ca, for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period. SimpleTax is included in our financial results beginning on July 2, 2015.
Seasonality
Our Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue at relatively consistent levels.
Comparability
We reclassified certain amounts related to discontinued operations. See "Note 4: Discontinued Operations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information.
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended March 31,
	2016	2015	Percentage Change
Revenue	$165,765	$81,068	104%
Operating income	$39,446	$32,278	22%
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Total revenues increased approximately $84.7 million due to increases of $77.3 million and $7.4 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively.
Operating income increased approximately $7.2 million, consisting of the $84.7 million increase in revenue and offset by a $77.5 million increase in operating expenses. Key changes in operating expenses were:

•	$66.4 million increase in the Wealth Management segment’s operating expenses due to the timing of the HD Vest acquisition.

•
$4.0 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spending on marketing campaigns for the current tax season, higher personnel expenses resulting from increased headcount, higher third-party costs associated with additional features in the current year offerings, and higher data center costs related to professional services and software support and maintenance fees.

•
$7.2 million increase in corporate-level expense activity, primarily due to higher amortization expense related to HD Vest acquisition-related intangible assets, higher stock-based compensation mainly related to an increase in stock award grants, higher depreciation expense mainly related to HD Vest fixed assets, and higher professional services fees, offset by lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.

Segment results are discussed in the next section.

SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 11: Segment Information" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, other loss, net, and income taxes to segment operating results. We analyze these separately.
Following the acquisition of HD Vest and the discontinued operations treatment of Search and Content and E-Commerce, we determined that we have two reportable segments: Wealth Management and Tax Preparation.
Wealth Management
On December 31, 2015, we acquired HD Vest, a provider of wealth management solutions for financial advisors. HD Vest is included in Blucora's results of operations as of January 1, 2016.

(In thousands, except percentages)	Three months ended March 31,
2016
Revenue	$77,291
Operating income (loss)	$10,906
Segment margin	14%
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships and our resulting financial position and operating performance. A summary of our sources of revenue and business metrics are as follows.
Sources of revenue

(In thousands)			Three months ended March 31,
	Sources of Revenue	Primary Drivers	2016
Advisor-driven	Commission	- Transactions - Asset levels	$36,856
	Advisory	- Advisory asset levels	31,532
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	5,818
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	3,085
	Total revenue		$77,291
	Total recurring revenue		$60,069
Recurring revenue consists of trailing commissions, advisory fees, fees from cash sweep programs, and certain transaction and fee revenue, all as described further below in Commission revenue, Advisory revenue, Asset-based revenue, and Transaction and fee revenue, respectively. Certain recurring revenues are associated with asset balances and will fluctuate depending on market values and current interest rates. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, recurring revenue is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

Business metrics

(In thousands, except percentages and as otherwise indicated)	Three months ended March 31,
2016
Total Assets Under Administration ("AUA")	$36,505,384

Advisory Assets Under Management ("AUM")	$9,592,025
Percentage of total AUA	26.3%

Number of advisors (in ones)	4,584

Recurring revenue rate	77.7%
Commission revenue: We generate two types of commissions: transaction-based sales commissions and trailing commissions. Transaction-based sales commissions, which occur when clients trade securities or purchase investment products, represent gross commissions generated by our financial advisors. The level of transaction-based sales commissions can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our financial advisors' clients. We earn trailing commissions (a commission or fee that is paid periodically over time) on mutual funds and variable annuities held by clients. Trailing commissions are recurring in nature and are based on the market value of investment holdings in trail-eligible assets. Our commission revenue, by product category and by sales-based and trailing, was as follows:

(In thousands)	Three months ended March 31,
2016
By product category:
Mutual funds	$19,039
Variable annuities	12,640
Insurance	2,774
General securities	2,403
Total commission revenue	$36,856

By sales-based and trailing:
Sales-based	$16,472
Trailing	20,384
Total commission revenue	$36,856
Advisory revenue: Advisory revenue primarily includes fees charged to clients in advisory accounts where HD Vest is the Registered Investment Advisor (“RIA”) and is based on the value of advisory assets under management. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed and, accordingly, the revenues earned in the following three-month period. The majority of our accounts are billed in advance using values as of the last business day of the prior calendar quarter.
The activity within our advisory assets under management was as follows:

(In thousands)	Three months ended March 31,
2016
Balance, beginning of the period	$9,692,244
Net increase (decrease) in new advisory assets	(144,409)
Market impact and other	44,190
Balance, end of the period	$9,592,025

Net new increases or decreases in advisory assets have a limited impact on advisory fee revenue in the related period. Rather, net changes in new advisory assets are a primary driver of future advisory fee revenue and have resulted from the continued shift by our existing advisors from brokerage towards more advisory business. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs and cash sweep programs.
Transaction and fee revenue: Transaction and fee revenue primarily includes fees for executing certain transactions in client accounts and fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
Tax Preparation

(In thousands, except percentages)	Three months ended March 31,
	2016	2015	Percentage Change
Revenue	$88,474	$81,068	9%
Operating income	$47,573	$44,145	8%
Segment margin	54%	54%
Tax Preparation revenue is derived primarily from sales of our consumer tax preparation software and online services as well as other offerings and ancillary services to consumers and small business owners. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers who use it to prepare and file individual and business returns for their clients.
We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and online services. We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Three months ended March 31,			Tax seasons ended
	2016	2015	Percentage Change	April 19, 2016	April 16, 2015	Percentage Change
Online e-files	3,466	3,908	(11)%	4,613	5,058	(9)%
Desktop e-files	156	179	(13)%	234	261	(10)%
Sub-total e-files	3,622	4,087	(11)%	4,847	5,319	(9)%
Free File Alliance e-files (1)	114	127	(10)%	158	172	(8)%
Total e-files	3,736	4,214	(11)%	5,005	5,491	(9)%

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.
We measure our professional tax preparer customers using three metrics--the number of accepted federal tax e-files made through our software, the number of units sold, and the number of e-files per unit sold. We consider growth in these areas to be the most important non-financial metrics in measuring the performance of the professional tax preparer side of the Tax Preparation business. Those metrics were as follows:

(In thousands, except percentages and as	Three months ended March 31,			Tax seasons ended
otherwise indicated)	2016	2015	Percentage Change	April 19, 2016	April 16, 2015	Percentage Change
E-files	1,269	1,167	9%	1,630	1,475	10%
Units sold (in ones)	19,794	19,012	4%	20,114	19,284	4%
E-files per unit sold (in ones)	64.1	61.4	4%	81.0	76.5	6%
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Tax Preparation revenue increased approximately $7.4 million primarily due to growth in revenue earned from online consumer users and increased sales of our professional tax preparer software, offset by decreased sales of ancillary services

(mostly related to bank services). Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from the re-packaging of our offerings and related price increases for tax year 2015. Revenue derived from professional tax preparers also contributed to the increase, primarily due to an increase in the number of professional preparer units sold. Ancillary services decreased primarily due to a lower volume of e-files through paid offerings that utilized bank services, offset by growth in average revenue per user.
Tax Preparation operating income increased approximately $3.4 million, consisting of the $7.4 million increase in revenue offset by a $4.0 million increase in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing campaigns for the current tax season, an increase in personnel expenses resulting from higher headcount supporting all functions, increased third-party costs associated with additional features in the current year offerings, and increased data center costs related to professional services and software support and maintenance fees.
Corporate-Level Activity

(In thousands)	Three months ended March 31,
	2016	2015	Change
Operating expenses	$4,699	$4,376	$323
Stock-based compensation	4,229	1,905	2,324
Depreciation	1,122	538	584
Amortization of acquired intangible assets	8,983	5,048	3,935
Total corporate-level activity	$19,033	$11,867	$7,166
Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of acquired intangible assets. For further detail, refer to segment information appearing in “Note 11: Segment Information” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Operating expenses included in corporate-level activity increased primarily due to an increase in professional services fees mainly related to the acquisition of HD Vest.
Stock-based compensation increased primarily due to an increase in stock award grants (including to HD Vest employees).
Depreciation increased primarily due to depreciation expense on HD Vest fixed assets.
Amortization of acquired intangible assets increased primarily due to amortization expense on HD Vest acquisition-related intangible assets, offset by lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended March 31,
	2016	2015	Change
Wealth management services cost of revenue	$52,269	$—	$52,269
Tax preparation services cost of revenue	3,207	2,137	1,070
Amortization of acquired technology	667	1,862	(1,195)
Total cost of revenue	$56,143	$3,999	$52,144
Percentage of revenue	34%	5%
We record the cost of revenue for sales of services when the related revenue is recognized. Services cost of revenue consists of costs related to our Wealth Management and Tax Preparation businesses, which include commissions to financial advisors, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, professional services fees (which include technology project consulting fees), software support and maintenance, bandwidth and hosting costs, and depreciation. Cost of revenue also includes the amortization of acquired technology.
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Wealth management services cost of revenue increased due to the timing of the HD Vest acquisition.
Tax preparation services cost of revenue increased primarily due to higher third-party costs associated with additional features in the current year offerings and higher data center costs related to professional services and software support and maintenance fees.
Amortization of acquired technology decreased due to amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.
Engineering and Technology

(In thousands, except percentages)	Three months ended March 31,
	2016	2015	Change
Engineering and technology	$4,295	$1,090	$3,205
Percentage of revenue	3%	1%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Engineering and technology expenses increased, of which $2.4 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $0.8 million increase in personnel expenses, mainly related to higher headcount in our Tax Preparation business.
Sales and Marketing

(In thousands, except percentages)	Three months ended March 31,
	2016	2015	Change
Sales and marketing	$43,837	$33,018	$10,819
Percentage of revenue	26%	41%
Sales and marketing expenses consist principally of personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) and the cost of temporary help and contractors for those engaged in marketing, selling, and sales support operations activities, marketing expenses associated with our HD Vest and TaxAct businesses (which primarily include television, radio, online, text, email, and sponsorship channels), and back office processing support expenses associated with our HD Vest business (occupancy and general office expenses, regulatory fees, and license fees).
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Sales and marketing expenses increased, of which $8.3 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $2.1 million increase in marketing expenses and a $0.7 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing campaign activity for the current tax season in our Tax Preparation business. Personnel expenses increased primarily due to higher stock-based compensation mainly related to an increase in stock award grants (including to HD Vest employees).

General and Administrative

(In thousands, except percentages)	Three months ended March 31,
	2016	2015	Change
General and administrative	$12,753	$7,146	$5,607
Percentage of revenue	8%	9%
General and administrative (“G&A”) expenses consist primarily of personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, professional services fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
Three months ended March 31, 2016 compared with three months ended March 31, 2015
G&A expenses increased, of which $3.5 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $1.8 million increase in personnel expenses and an increase in professional services fees. Personnel expenses increased primarily due to higher stock-based compensation mainly related to an increase in stock award grants (including to HD Vest employees).
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended March 31,
	2016	2015	Change
Depreciation	$975	$351	$624
Amortization of acquired intangible assets	8,316	3,186	5,130
Total	$9,291	$3,537	$5,754
Percentage of revenues	6%	4%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended March 31, 2016 compared with three months ended March 31, 2015
Depreciation increased primarily due to depreciation expense on HD Vest fixed assets.
Amortization of acquired intangible assets increased primarily due to amortization expense on HD Vest acquisition-related intangible assets.
Other Loss, Net

(In thousands)	Three months ended March 31,
	2016	2015	Change
Interest income	$(25)	$(122)	$97
Interest expense	9,191	2,388	6,803
Amortization of debt issuance costs	610	276	334
Accretion of debt discounts	1,406	940	466
Gain on debt extinguishment and modification expense	(3,843)	—	(3,843)
Gain on third party bankruptcy settlement	(18)	(476)	458
Other	193	(11)	204
Other loss, net	$7,514	$2,995	$4,519
Three months ended March 31, 2016 compared with three months ended March 31, 2015
The increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015.

The increase in gain on debt extinguishment and modification expense primarily related to the repurchase of a portion of the Convertible Senior Notes below par value during the first quarter of 2016. This was offset by a loss on debt extinguishment and modification expense related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in the first quarter of 2016, which resulted in the write-down of a portion of the unamortized discount and debt issuance costs. Further detail is as follows:

(In thousands)	Three months ended March 31,
	2016	2015	Change
Gain on Convertible Senior Notes repurchased	$(7,724)	$—	$(7,724)
Accelerated accretion of debt discount on Convertible Senior Notes	1,628	—	1,628
Accelerated amortization of debt issuance costs on Convertible Senior Notes	416	—	416
Accelerated accretion of debt discount and amortization of debt issuance costs on TaxAct - HD Vest 2015 credit facility	1,837	—	1,837
Total gain on debt extinguishment and modification expense	$(3,843)	$—	$(3,843)
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
Income Taxes
We recorded income tax expense of $11.6 million in the three months ended March 31, 2016 and $9.9 million in the three months ended March 31, 2015. Income taxes did not differ materially from taxes at the statutory rates in 2016 or 2015.
Discontinued Operations, Net of Income Taxes

(In thousands)	Three months ended March 31,
	2016	2015	Change
Discontinued operations, net of income taxes	$2,522	$3,685	$(1,163)
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
See "Note 4: Discontinued Operations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information on discontinued operations. For a discussion of the risks associated with these pending divestitures, see the sections under the heading "Risks Associated With our Strategic Transformation" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA differently for this report than we have defined it in the past, due to the impact of noncontrolling interests from the HD Vest acquisition that we began recognizing in the first quarter of 2016 and the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015. We define Adjusted EBITDA as operating income, determined in accordance with GAAP, excluding the effects of depreciation, amortization of acquired intangible assets (including acquired technology), and stock-based compensation.

We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to operating income, which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended March 31,
	2016	2015
Operating income	$39,446	$32,278
Stock-based compensation	4,229	1,905
Depreciation and amortization of acquired intangible assets	10,105	5,586
Adjusted EBITDA	$53,780	$39,769
Three months ended March 31, 2016 compared with three months ended March 31, 2015
The increase in Adjusted EBITDA was due to increases in segment operating income of $10.9 million and $3.4 million related to our Wealth Management and Tax Preparation segments, respectively. Offsetting the increase in Adjusted EBITDA was a $0.3 million increase in corporate operating expenses not allocated to the segments mainly related to an increase in professional services fees.
Non-GAAP net income: We define non-GAAP net income differently for this report than we have defined it in the past, due to the impact of noncontrolling interests from the HD Vest acquisition that we began recognizing in the first quarter of 2016 and the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015. For this report, we define non-GAAP net income as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on the Convertible Senior Notes, gain on Convertible Senior Notes repurchased, discontinued operations, the impact of noncontrolling interests, and the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate non-GAAP net income differently, and, therefore, our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands, except per share amounts)	Three months ended March 31,
	2016	2015
Net income attributable to Blucora, Inc.	$22,667	$23,100
Stock-based compensation	4,229	1,905
Amortization of acquired intangible assets	8,983	5,048
Accretion of debt discount on Convertible Senior Notes	963	940
Accelerated accretion of debt discount on Convertible Senior Notes	1,628	—
Gain on Convertible Senior Notes repurchased	(7,724)	—
Discontinued operations, net of income taxes	(2,522)	(3,685)
Impact of noncontrolling interests	144	—
Cash tax impact of adjustments to GAAP net income	339	(34)
Non-cash income tax expense	10,579	9,811
Non-GAAP net income	$39,286	$37,085

Per diluted share:
Net income attributable to Blucora, Inc.	$0.54	$0.55
Stock-based compensation	0.10	0.05
Amortization of acquired intangible assets	0.23	0.13
Accretion of debt discount on Convertible Senior Notes	0.02	0.02
Accelerated accretion of debt discount on Convertible Senior Notes	0.04	—
Gain on Convertible Senior Notes repurchased	(0.19)	—
Discontinued operations, net of income taxes	(0.06)	(0.09)
Impact of noncontrolling interests	0.00	—
Cash tax impact of adjustments to GAAP net income	0.01	0.00
Non-cash income tax expense	0.25	0.23
Non-GAAP net income	$0.94	$0.89
Weighted average shares outstanding used in computing per diluted share amounts	41,610	41,899
Three months ended March 31, 2016 compared with three months ended March 31, 2015
The increase in non-GAAP net income primarily was due to increases in segment operating income of $10.9 million and $3.4 million related to our Wealth Management and Tax Preparation segments, respectively. Offsetting the increase in non-GAAP net income was a $0.3 million increase in corporate operating expenses not allocated to the segments mainly related to an increase in professional services fees. The increase in non-GAAP net income also was offset by (i) a $7.6 million increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts, mainly related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015, (ii) a $2.3 million loss on debt extinguishment and modification expense, mainly related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in the first quarter of 2016, (iii) a $0.6 million increase in cash income tax expense, mainly related to the addition of HD Vest, and (iv) a $0.6 million increase in depreciation expense, mainly related to depreciation expense on HD Vest fixed assets.
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of March 31, 2016, we had cash and marketable investments of approximately $79.6 million, consisting of cash and cash equivalents of $68.0 million and available-for-sale investments of $11.6 million. We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at March 31, 2016 had minimal default risk and short-term maturities.

We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the Risk Factor "Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Use of Cash
We may use our cash, cash equivalents, and short-term investments balance in the future on investment in our current businesses, for repayment of debt, for stock repurchases and/or the payment of ordinary dividends, or for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses.
On October 14, 2015, we announced our plans to focus on the technology-enabled financial solutions market, which we refer to as the “Strategic Transformation.” This transformation consists of our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest, plans to divest our Search and Content and E-Commerce businesses, and plans to reduce corporate operating expenses. We also expect to shift our capital allocation priority in the near-term to pay down debt, which includes using at least 50% of the net divestiture proceeds to pay down the new TaxAct - HD Vest 2015 credit facility per the debt agreement. See the "Strategic Transformation" subsection above for additional detail regarding the related use of cash.
On December 31, 2015, TaxAct and HD Vest entered into an agreement for the purposes of financing the HD Vest acquisition and providing future working capital flexibility for TaxAct and HD Vest. The credit facility consists of a $25.0 million revolving credit loan and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are December 31, 2020 and December 31, 2022, respectively. The interest rates on the revolving credit loan and term loan are variable. The credit facility includes financial and operating covenants with respect to certain ratios, including a net leverage to EBITDA ratio, which are defined further in the agreement. We were in compliance with these covenants as of March 31, 2016. TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $40.0 million during the three months ended March 31, 2016. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On August 30, 2013, TaxAct entered into an agreement to refinance a 2012 credit facility on more favorable terms. TaxAct had repayment activity of $25.0 million during the three months ended March 31, 2015. This credit facility was repaid in full in the second quarter of 2015 and subsequently closed.
On March 15, 2013, we issued $201.25 million principal amount of Convertible Senior Notes (the “Notes”) and received net proceeds from the offering of approximately $194.8 million. There are no financial or operating covenants relating to the Notes. The Notes mature April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. During the three months ended March 31, 2016, we repurchased $28.4 million of the Notes' principal for cash of $20.7 million. The Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears beginning on October 1, 2013. As of May 2013, we are permitted to settle any conversion obligation under the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We expect to have the liquidity to satisfy conversion of the Notes' principal for cash based upon cash on hand, net cash flows from operations, and cash available through the credit facility. We intend to satisfy any conversion premium by issuing shares of our common stock. For further detail, see “Note 7: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Our Board of Directors approved a stock repurchase program whereby we may purchase our common stock in open-market transactions. In May 2014, our Board of Directors increased the repurchase authorization, such that we may repurchase up to $85.0 million of our common stock, and extended the repurchase period through May 2016. During the three months ended March 31, 2016, we purchased no shares. During the three months ended March 31, 2015, we purchased 0.3 million shares at a total cost of approximately $4.4 million and an average price of $14.21 per share, exclusive of purchase and administrative costs. As of March 31, 2016, we may repurchase an additional $28.7 million of our common stock under the repurchase program. For further detail, see "Note 10: Stockholders’ Equity" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1of this report.
On July 2, 2015, TaxAct acquired SimpleTax for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period.

Contractual Obligations and Commitments
Except for the debt repayments and repurchases as disclosed in "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report, there have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations and commitments specified in "Note 9: Commitments and Contingencies" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Three months ended March 31,
	2016	2015
Net cash provided by operating activities from continuing operations	$51,727	$28,187
Net cash provided (used) by investing activities from continuing operations	(1,080)	4,151
Net cash used by financing activities from continuing operations	(42,481)	(5,575)
Net cash provided by continuing operations	8,166	26,763
Net cash provided (used) by discontinued operations	4,316	(8,629)
Net increase in cash and cash equivalents	$12,482	$18,134
Net cash from the operating activities of continuing operations: Net cash from the operating activities of continuing operations consists of income from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $51.7 million and $28.2 million for the three months ended March 31, 2016 and 2015, respectively. The activity in the three months ended March 31, 2016 included a $40.8 million working capital contribution and approximately $10.9 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. In addition, we had placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance, and that amount was returned to us in the first quarter of 2016 since it was not achieved (see "Note 3: Business Combinations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information). Lastly, TaxAct's seasonality and the addition of HD Vest provided further working capital contribution during the period.
The activity in the three months ended March 31, 2015 included a $35.9 million working capital contribution offset by approximately $7.8 million of income from continuing operations and non-cash adjustments. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity. In addition, TaxAct's seasonality provided further working capital contribution during the period.
Net cash from the investing activities of continuing operations: Net cash from the investing activities of continuing operations primarily consists of cash outlays for business acquisitions, transactions (purchases of and proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities tend to fluctuate from period to period primarily based upon the level of acquisition activity.
Net cash used by investing activities was $1.1 million for the three months ended March 31, 2016, and net cash provided by investing activities was $4.2 million for the three months ended March 31, 2015. The activity in the three months ended March 31, 2016 consisted of $0.7 million in purchases of property and equipment and purchases of available-for-sale investments of $0.4 million. The activity in the three months ended March 31, 2015 consisted of net cash inflows on our available-for-sale investments of $4.4 million offset by approximately $0.3 million in purchases of property and equipment.
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
Net cash used by financing activities was $42.5 million and $5.6 million for the three months ended March 31, 2016 and 2015, respectively. The activity for the three months ended March 31, 2016 primarily consisted of payments of $40.0 million on the TaxAct - HD Vest credit facility, the $20.7 million repurchase of the Notes, and $0.3 million in tax payments from shares withheld upon vesting of restricted stock units. These cash outflows were offset by approximately $16.9 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years and $1.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the three months ended March 31, 2015 primarily consisted of payments of $25.0 million on the TaxAct credit facility (which was closed in 2015), stock repurchases of $4.4 million, and $0.4 million in tax payments from shares withheld upon vesting of restricted stock units. These cash outflows were offset by approximately $22.1 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years and $2.2 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the three months ended March 31, 2016 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, with the following update:
Wealth management revenue recognition: Wealth management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. Revenue is recognized in the periods in which the related services are performed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibilty is reasonably assured. Payments received in advance of the performance of service are deferred and recognized as revenue when earned.
We consider the nature of our contractual arrangements in determining whether to recognize certain types of wealth management revenue, primarily commission revenue and advisory revenue, on the basis of the gross amount billed or net amount retained after payments are made to providers of certain services related to the product or service offering. The main factors that we use to determine whether to record revenue on a gross or net basis are whether:

•	we are primarily responsible for the service to the financial advisor and their client;

•	we have discretion in establishing fees paid by the client and fees due to the third-party service provider; and

•	we are involved in the determination of product or service specifications.
When client fees include a portion of charges that are paid to another party and we are primarily responsible for providing the service to the client, revenue is recognized on a gross basis in an amount equal to the fee paid by the client. The cost of revenue recognized is the amount due to the other party. In instances in which another party is primarily responsible for providing the service to the client, we recognize revenue based on the net amount that we retain. The portion of the fees that we collect from the client and remit to the other party are considered pass-through amounts and are not a component of revenue or cost of revenue.
Further details of wealth management revenue are as follows:

•
Commission revenue - Commissions represent amounts generated by HD Vest's financial advisors for their clients' purchases and sales of securities and various investment products. We generate two types of commissions: transaction-based sales commissions that occur at the point of sale, as well as trailing commissions for which we provide ongoing account support to clients of our financial advisors.

We record transaction-based sales commission revenue on a trade-date basis, which is when our performance obligations in generating the commissions have been substantially completed. Trailing commission revenue is based on a percentage of the current market value of clients' investment holdings in trail-eligible assets and recognized over the period during which services are performed. Since trailing commission revenue is generally paid in arrears, we estimate it based on a number of factors, including market levels and the amount of trailing commission revenues received in prior periods.
A substantial portion of commission revenue is ultimately paid to financial advisors. We record an estimate for transaction-based commissions payable based upon the payout rate of the financial advisor generating the accrued commission revenue. We record an estimate for trailing commissions payable based upon historical payout ratios. Such amounts are recorded as "Commissions and advisory fees payable" on the consolidated balance sheets and "Wealth management services cost of revenue" on the consolidated statements of comprehensive income.

•
Advisory revenue - Advisory revenue includes fees charged to clients in advisory accounts where HD Vest is the RIA. These fees are based on the value of assets within these advisory accounts. A substantial portion of these advisory fees are paid to the related financial advisor and these payments are classified as "Wealth management services cost of revenue" in the consolidated statements of comprehensive income.

•
Asset-based revenue - Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs and cash sweep programs and are recognized ratably over the period in which services are provided.

•
Transaction and fee revenue - We charge fees for executing certain transactions in client accounts. Transaction-related charges are recognized on a trade-date basis. Other fees relate to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions. Such fees are recognized as services are performed or as earned, as applicable.

Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the three months ended March 31, 2016. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
We acquired HD Vest on December 31, 2015. We are still assessing the internal controls of HD Vest but do not believe those controls have materially affected, or are likely to materially affect, our internal controls over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See "Note 9: Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 1A. Risk Factors

Refer to Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K other than as follows:
Final ERISA fiduciary regulations issued by the Department of Labor (“DOL”) could have a material adverse impact on our financial condition and results of operations.
In April 2016, the DOL issued final regulations changing the definition of who is a fiduciary under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and specifying how such fiduciaries must provide investment advice to account holders in ERISA plans, individual retirement accounts (“IRAs”), and certain other types of accounts described in the Internal Revenue Code (collectively, “Covered Accounts”). Over the past several quarters, IRAs made up approximately half of HD Vest's assets under administration. The new DOL regulations focus on conflicts of interest related to investment recommendations made by financial advisors to clients holding Covered Accounts. The rules bring virtually all of the investment products and services HD Vest currently provides to IRA owners within the scope of ERISA. The rules, the applicability of which are phased in between April 10, 2017 and January 1, 2018, will require HD Vest to either: (1) subject such Covered Accounts to a level fee arrangement under which (a) the firm and affiliates receive a fee based on a fixed percentage of the value of assets in the account and (b) no ERISA prohibited transactions are otherwise implicated; or (2) comply with one of the DOL prohibited transaction exemptions that impose significant new and additional compliance and disclosure requirements, and restrict the manner in which HD Vest can earn revenue and pay its financial advisors.
The final regulations will impact how HD Vest designs investment products and services for Covered Accounts, how we receive fees, and how we compensate our advisors. The regulations will impact how we are able to recruit and retain financial advisors and will require us to change systems and implement new compliance programs and client disclosures. In addition, if HD Vest relies on the new Best Interest Contract prohibited transaction exemption, the firm will be required to adopt new “impartial conduct” policies and procedures and make contractual representations and warranties to clients that HD Vest will comply with such policies and procedures and abide by fiduciary standards. These requirements, coupled with ambiguity inherent in the new rules, will likely lead to increased regulatory scrutiny and litigation related to the provision of investment advice to IRA and ERISA investors. HD Vest’s management team will be required to devote substantial time and resources to assess the new rules, implement required policies and procedures, and develop and execute a business strategy in light of such rules, diminishing the firm’s ability to focus on other initiatives. Depending on the scope of required changes, if HD Vest is not able to complete necessary modifications to its business practices and operational systems by the applicability date, its ability to process business for Covered Accounts will be negatively impacted. As a result, the new DOL rules and related litigation and regulatory scrutiny could materially and adversely impact our financial condition and results of operations. In addition, investigations, claims, or other actions or proceedings by regulators or third-parties with respect to our compliance with these new regulations may also have a material adverse effect on our financial condition and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Note 10: Stockholders’ Equity" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information regarding the Company’s stock repurchase program. There was no share repurchase activity during the first quarter of 2016.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits
See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

Date:	April 28, 2016

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement by and among HDV Holdings LLC, Blucora, Inc., Project Baseball Sub, Inc., and HDV Holdings, Inc. dated October 14, 2015	8-K	October 15, 2015	10.1
10.1 *	Employment Agreement between the Blucora, Inc. and John S. Clendening dated March 12, 2016	8-K	March 15, 2016	10.1
10.2 *	Consulting Agreement between Blucora, Inc. and William J. Ruckelshaus dated March 12, 2016	8-K	March 15, 2016	10.2
10.3*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Directors				X
10.4*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Chairman of the Board				X
10.5*	Form of Restricted Stock Unit Grant Notice and Agreement for Nonemployee Directors				X
10.6*	Form of Restricted Stock Unit Grant Notice and Agreement for Nonemployee Chairman of the Board				X
10.7	Amendment No. 3 to the Yahoo Publisher Network Contract #2-23975446 dated March 29, 2016	8-K	April 1, 2016	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended March 31, 2016, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
X

*	Indicates a management contract or compensatory plan or arrangement.