Form 10-Q
period 2016-06-30
BLUCORA, INC.
filed 2016-07-28
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 21, 2016
Common Stock, Par Value $0.0001	41,516,521

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$74,273	$55,473
Cash segregated under federal or other regulations	2,025	3,557
Available-for-sale investments	7,821	11,301
Accounts receivable, net of allowance	6,474	7,884
Commissions receivable	14,808	16,328
Other receivables	4,947	24,407
Prepaid expenses and other current assets, net	5,192	10,062
Current assets of discontinued operations	157,251	211,663
Total current assets	272,791	340,675
Long-term assets:
Property and equipment, net	10,923	11,308
Goodwill, net	551,030	548,959
Other intangible assets, net	378,994	396,295
Other long-term assets	2,147	2,311
Total long-term assets	943,094	958,873
Total assets	$1,215,885	$1,299,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,198	$4,689
Commissions and advisory fees payable	15,002	16,982
Accrued expenses and other current liabilities	12,282	13,006
Deferred revenue	6,157	11,521
Current portion of long-term debt, net	3,200	31,631
Current liabilities of discontinued operations	58,288	88,275
Total current liabilities	98,127	166,104
Long-term liabilities:
Long-term debt, net	326,252	353,850
Convertible senior notes, net	161,892	185,918
Deferred tax liability, net	89,197	103,520
Deferred revenue	3,009	1,902
Other long-term liabilities	10,976	10,932
Total long-term liabilities	591,326	656,122
Total liabilities	689,453	822,226

Redeemable noncontrolling interests	15,297	15,038

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
41,495 and 40,954	4	4
Additional paid-in capital	1,530,701	1,490,405
Accumulated deficit	(1,019,376)	(1,027,598)
Accumulated other comprehensive loss	(194)	(527)
Total stockholders’ equity	511,135	462,284
Total liabilities and stockholders’ equity	$1,215,885	$1,299,548
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Wealth management services revenue	$76,117	$—	$153,408	$—
Tax preparation services revenue	43,991	30,900	132,465	111,968
Total revenue	120,108	30,900	285,873	111,968
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	51,023	—	103,292	—
Tax preparation services cost of revenue	2,023	1,373	5,230	3,510
Amortization of acquired technology	49	1,863	716	3,725
Total cost of revenue	53,095	3,236	109,238	7,235
Engineering and technology	3,959	1,130	8,254	2,220
Sales and marketing	19,913	7,693	63,750	40,711
General and administrative	11,508	7,653	24,261	14,799
Depreciation	963	356	1,938	707
Amortization of other acquired intangible assets	8,316	3,185	16,632	6,371
Total operating expenses	97,754	23,253	224,073	72,043
Operating income	22,354	7,647	61,800	39,925
Other loss, net	(10,916)	(3,034)	(18,430)	(6,029)
Income from continuing operations before income taxes	11,438	4,613	43,370	33,896
Income tax expense	(5,793)	(2,202)	(17,436)	(12,070)
Income from continuing operations	5,645	2,411	25,934	21,826
Discontinued operations, net of income taxes	(19,975)	1,840	(17,453)	5,525
Net income (loss)	(14,330)	4,251	8,481	27,351
Net income attributable to noncontrolling interests	(115)	—	(259)	—
Net income (loss) attributable to Blucora, Inc.	$(14,445)	$4,251	$8,222	$27,351
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.13	$0.06	$0.62	$0.53
Discontinued operations	(0.48)	0.04	(0.42)	0.14
Basic net income (loss) per share	$(0.35)	$0.10	$0.20	$0.67
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.13	$0.06	$0.61	$0.52
Discontinued operations	(0.47)	0.04	(0.41)	0.13
Diluted net income (loss) per share	$(0.34)	$0.10	$0.20	$0.65
Weighted average shares outstanding:
Basic	41,405	40,918	41,288	40,953
Diluted	42,298	41,936	41,954	41,918
Other comprehensive income:
Net income (loss)	$(14,330)	$4,251	$8,481	$27,351
Unrealized gain (loss) on available-for-sale investments, net of tax	(1)	(187)	10	(260)
Foreign currency translation adjustment	1	—	323	—
Reclassification adjustment for realized loss on available-for-sale investments, net of tax, included in net income as Other loss, net	—	376	—	417
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale investments, included in net income as Other loss, net	—	964	—	964
Other comprehensive income	—	1,153	333	1,121
Comprehensive income (loss)	(14,330)	5,404	8,814	28,472
Comprehensive income attributable to noncontrolling interests	(115)	—	(259)	—
Comprehensive income (loss) attributable to Blucora, Inc.	$(14,445)	$5,404	$8,555	$28,472
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2016	2015
Operating Activities:
Net income	$8,481	$27,351
Less: Discontinued operations, net of income taxes	(17,453)	5,525
Net income from continuing operations	25,934	21,826
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Stock-based compensation	7,252	3,900
Depreciation and amortization of acquired intangible assets	19,597	11,172
Excess tax benefits from stock-based award activity	(26,930)	(27,565)
Deferred income taxes	(8,806)	(17,994)
Amortization of premium on investments, net	155	902
Amortization of debt issuance costs	1,027	556
Accretion of debt discounts	2,500	1,898
Gain on debt extinguishment and modification expense	(2,846)	—
Revaluation of acquisition-related contingent consideration liability	391	—
Other	13	58
Cash provided (used) by changes in operating assets and liabilities:
Cash segregated under federal or other regulations	1,532	—
Accounts receivable	1,395	103
Commissions receivable	1,520	—
Other receivables	19,460	1,099
Prepaid expenses and other current assets	4,870	3,319
Other long-term assets	95	16
Accounts payable	(1,491)	1,264
Commissions and advisory fees payable	(1,980)	—
Deferred revenue	(4,257)	(930)
Accrued expenses and other current and long-term liabilities	26,057	30,176
Net cash provided by operating activities from continuing operations	65,488	29,800
Investing Activities:
Business acquisition, net of cash acquired	(1,788)	—
Purchases of property and equipment	(1,528)	(625)
Proceeds from sales of investments	—	14,000
Proceeds from maturities of investments	4,000	113,406
Purchases of investments	(659)	(112,090)
Net cash provided by investing activities from continuing operations	25	14,691
Financing Activities:
Repurchase of convertible notes	(20,667)	—
Repayment of credit facilities	(60,000)	(51,940)
Stock repurchases	—	(5,521)
Excess tax benefits from stock-based award activity	26,930	27,565
Proceeds from stock option exercises	1,142	2,093
Proceeds from issuance of stock through employee stock purchase plan	562	608
Tax payments from shares withheld for equity awards	(901)	(934)
Net cash used by financing activities from continuing operations	(52,934)	(28,129)
Net cash provided by continuing operations	12,579	16,362

Net cash provided by operating activities from discontinued operations	10,148	5,636
Net cash used by investing activities from discontinued operations	(970)	(1,168)
Net cash used by financing activities from discontinued operations	(2,950)	(7,030)
Net cash provided (used) by discontinued operations	6,228	(2,562)

Effect of exchange rate changes on cash and cash equivalents	(7)	—
Net increase in cash and cash equivalents	18,800	13,800
Cash and cash equivalents, beginning of period	55,473	41,968
Cash and cash equivalents, end of period	$74,273	$55,768

Cash paid for income taxes from continuing operations	$1,198	$883
Cash paid for interest from continuing operations	$17,616	$4,612
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
On July 1, 2016, the Company signed an agreement with OpenMail LLC (“OpenMail”), under which OpenMail will acquire substantially all of the assets and assume certain specified liabilities of the Search and Content business for $45.0 million in cash, subject to a working capital adjustment at closing. The Company expects the transaction to close in the third quarter of 2016.
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
Net capital and regulatory requirements: The Company's subsidiary, HD Vest, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of June 30, 2016, HD Vest met all capital adequacy requirements to which it was subject.

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
Goodwill is calculated as the excess of the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments and include the former Search and Content and E-Commerce segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis, except for advisor relationships which are amortized proportional to expected revenue. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
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

The Company records transaction-based sales commission revenue on a trade-date basis, which is when the Company's performance obligations in generating the commissions have been substantially completed. Trailing commission revenue is based on a percentage of the current market value of clients' investment holdings in trail-

eligible assets and recognized over the period during which services are performed. Since trailing commission revenue is generally paid in arrears, the Company estimates it based on a number of factors, including stock market index levels and the amount of trailing commission revenues received in prior periods.
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
Valuations were as follows (in thousands):

Fair value
Tangible assets acquired, including cash acquired of $38,874	$77,181
Liabilities assumed	(21,845)
Identifiable net assets acquired	$55,336
Fair value adjustments for intangible assets:
Advisor relationships	$240,300
Sponsor relationships	16,500
Curriculum	800
Proprietary technology	13,600
Trade name	52,500
Fair value of intangible assets acquired	$323,700
Purchase price allocation:
Cash paid	$612,288
Plus: promissory note	6,400
Plus: noncontrolling interest	15,038
Less: escrow receivable	(20,000)
Purchase price	613,726
Less: identifiable net assets acquired	(55,336)
Less: fair value of intangible assets acquired	(323,700)
Plus: deferred tax liability related to intangible assets	123,484
Excess of purchase price over net assets acquired, allocated to goodwill	$358,174
The Company's estimates of the economic lives of the acquired intangible assets are 20 years for the advisor relationships, 18 years for the sponsor relationships, 4 years for the curriculum, 6 years for the proprietary technology, and the trade name is estimated to have an indefinite life. The Company originally estimated the economic life of the advisor relationships to be 14 years, with the underlying intangible asset to be amortized on a straight-line basis. Upon further analysis, the Company revised the estimated economic life as indicated, with the underlying intangible asset to be amortized proportional to expected revenue. The difference in the two methodologies was not material to the first or second quarters of 2016. Goodwill consists largely of the increased cross-selling opportunities and expanded addressable markets for both HD Vest and TaxAct, neither of which apply for separate recognition, and is not expected to be deductible for income tax purposes. The primary areas of the acquisition accounting that are not yet finalized relate to income and non-income based taxes, certain contingent liability matters, indemnification assets, and residual goodwill.
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
The gross contractual amount of accounts receivable, including commissions receivable, acquired was $21.6 million and has been substantially collected as of June 30, 2016.
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

	Three months ended June 30, 2015	Six months ended June 30, 2015
Revenue	$111,734	$269,597
Income from continuing operations	$366	$15,107
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
On July 1, 2016, the Company signed an agreement with OpenMail, under which OpenMail will acquire substantially all of the assets and assume certain specified liabilities of the Search and Content business for $45.0 million in cash, subject to a working capital adjustment at closing. The Company expects the transaction to close in the third quarter of 2016.
Summarized financial information for discontinued operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Major classes of items in net income (loss):
Revenues	$76,057	$88,076	$155,387	$181,834
Operating expenses	(66,891)	(83,547)	(141,922)	(170,876)
Other loss, net	(197)	(1,543)	(429)	(2,274)
Income before income taxes	8,969	2,986	13,036	8,684
Loss on classification as held-for-sale before income taxes	(38,525)	—	(38,525)	—
Income (loss) from discontinued operations, before income taxes	(29,556)	2,986	(25,489)	8,684
Income tax benefit (expense)	9,581	(1,146)	8,036	(3,159)
Discontinued operations, net of income taxes	$(19,975)	$1,840	$(17,453)	$5,525

	June 30, 2016	December 31, 2015
Major classes of assets and liabilities:
Cash	$2,859	$2,158
Accounts receivable, net of allowance	20,799	26,352
Inventories	32,434	43,480
Other current assets	2,935	3,182
Property and equipment, net	10,130	9,824
Goodwill, net	67,201	67,201
Other intangible assets, net	59,006	59,006
Other long-term assets	412	460
Loss on classification as held-for-sale	(38,525)	—
Total assets of discontinued operations	$157,251	$211,663

Accounts payable	$22,061	$33,295
Other current liabilities	10,635	15,622
Debt (net of discount and including short-term and long-term portions)	18,000	25,000
Deferred tax liability, net	7,117	13,816
Other long-term liabilities	475	542
Total liabilities of discontinued operations	$58,288	$88,275
Assets and liabilities of discontinued operations are reported at the lower of carrying value or fair value less cost to sell. Fair value is determined by estimating the most likely sale price with a third-party buyer, which is a significant input not observable in the market and, therefore, classified in Level 3 of the fair value hierarchy.

Debt is discussed further below in the related subsection of this note.
Business exit costs: In conjunction with the Strategic Transformation, the Company expects to incur business exit costs of approximately $4.5 million. Of this amount, $2.6 million has been recorded through June 30, 2016, with the vast majority of these costs recorded in discontinued operations. The remaining costs are contingent or accelerate upon the sale of the Search and Content and E-Commerce businesses and will be recorded or adjusted, as appropriate, at the time of sale. The following table summarizes the activity in the business exit cost liability (in thousands):

Employee-Related Costs
Balance at December 31, 2015	$994
Charges	1,608
Payments	(1,633)
Balance at June 30, 2016	$969
Debt: The debt in discontinued operations consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Monoprice 2013 credit facility	$18,000	$25,000
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
Monoprice initially borrowed $50.0 million under the credit facility, from both the revolving credit loan and the term loan, and had net repayment activity of $7.0 million and $12.0 million during the six months ended June 30, 2016 and 2015, respectively. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). In accordance with this provision, Monoprice repaid the outstanding amount under the term loan in full in 2015, which was included in the repayment activity for 2015 and resulted in the write-down of the remaining unamortized discount and debt issuance costs related to the term loan. Amounts remain outstanding under the revolving credit loan, which continues to be available to Monoprice through its final maturity date.
The interest rate is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of June 30, 2016, Monoprice was in compliance with all of the financial and operating covenants. As of June 30, 2016, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
Note 5: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance at December 31, 2015	$356,386	$192,573	$548,959
Purchase accounting adjustment	1,788	—	1,788
Foreign currency translation adjustment	—	283	283
Balance at June 30, 2016	$358,174	$192,856	$551,030

The purchase accounting adjustment related to the final working capital adjustment associated with the acquisition of HD Vest as described in "Note 3: Business Combinations."
Intangible assets other than goodwill consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$101,701	$(56,024)	$45,677	$101,681	$(49,664)	$52,017
Advisor relationships	240,300	(8,582)	231,718	240,300	—	240,300
Sponsor relationships	16,500	(458)	16,042	16,500	—	16,500
Curriculum	800	(100)	700	800	—	800
Technology	43,986	(31,129)	12,857	43,948	(29,270)	14,678
Total definite-lived intangible assets	403,287	(96,293)	306,994	403,229	(78,934)	324,295
Indefinite-lived intangible assets:
Trade names	72,000	—	72,000	72,000	—	72,000
Total	$475,287	$(96,293)	$378,994	$475,229	$(78,934)	$396,295
Amortization expense was as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Statement of comprehensive income line items:
Cost of revenue	$49	$1,863	$716	$3,725
Amortization of other acquired intangible assets	8,316	3,185	16,632	6,371
Total	$8,365	$5,048	$17,348	$10,096
Expected amortization of definite-lived intangible assets held as of June 30, 2016 is as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Statement of comprehensive income line items:
Cost of revenue	$98	$195	$98	$—	$—	$—	$391
Amortization of other acquired intangible assets	16,608	33,173	32,864	32,627	20,274	171,057	306,603
Total	$16,706	$33,368	$32,962	$32,627	$20,274	$171,057	$306,994
The weighted average amortization periods for definite-lived intangible assets are as follows: 43 months for customer relationships, 234 months for advisor relationships, 210 months for sponsor relationships, 42 months for curriculum, 65 months for technology, and 197 months for total definite-lived intangible assets.

Note 6: Fair Value Measurements
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	June 30, 2016	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$8,579	$—	$8,579	$—
Time deposits	848	—	848	—
Total cash equivalents	9,427	—	9,427	—
Available-for-sale investments:
Debt securities:
U.S. government securities	7,513	—	7,513	—
Time deposits	308	—	308	—
Total debt securities	7,821	—	7,821	—
Total assets at fair value	$17,248	$—	$17,248	$—

Acquisition-related contingent consideration liability	$3,550	$—	$—	$3,550
Total liabilities at fair value	$3,550	$—	$—	$3,550

		Fair value measurements at the reporting date using
	December 31, 2015	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$5,410	$—	$5,410	$—
Available-for-sale investments:
Debt securities:
U.S. government securities	11,301	—	11,301	—
Total assets at fair value	$16,711	$—	$16,711	$—

Acquisition-related contingent consideration liability	$2,951	$—	$—	$2,951
Total liabilities at fair value	$2,951	$—	$—	$2,951
The Company also had financial instruments that were not measured at fair value. See "Note 7: Debt" for details.
A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance at December 31, 2015	$2,951
Revaluation	391
Foreign currency transaction loss	208
Balance at June 30, 2016	$3,550
The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 3: Business Combinations"), and the related payments are expected to occur annually beginning in 2017 and continuing through 2019. As of June 30, 2016, the Company could be required to pay up to an undiscounted amount of $3.6 million. The Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated revenues would decrease the fair value of the contingent consideration liability, while a decrease in the discount rate would increase the fair value of the contingent consideration liability. As of June 30, 2016, the Company recorded approximately $0.9 million in "Accrued expenses and other current liabilities" and $2.6 million in “Other long-term liabilities” on the consolidated balance sheets.
The contractual maturities of the debt securities classified as available-for-sale at June 30, 2016 and December 31, 2015 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance at June 30, 2016	$7,820	$1	$—	$7,821
Balance at December 31, 2015	$11,316	$—	$(15)	$11,301
The Company had non-recurring Level 3 fair value measurements in 2016 related to the repurchase of its Convertible Senior Notes. See "Note 7: Debt" for details.
Note 7: Debt
The Company’s debt consisted of the following (in thousands):

	June 30, 2016				December 31, 2015
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
TaxAct - HD Vest 2015 credit facility	$340,000	$(9,722)	$(7,226)	$323,052	$400,000	$(12,000)	$(8,919)	$379,081
Convertible Senior Notes	172,859	(8,731)	(2,236)	161,892	201,250	(12,207)	(3,125)	185,918
Note payable, related party	6,400	—	—	6,400	6,400	—	—	6,400
Total debt	$519,259	$(18,453)	$(9,462)	$491,344	$607,650	$(24,207)	$(12,044)	$571,399
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
TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $60.0 million during the six months ended June 30, 2016. Principal payments on the term loan are payable quarterly and will be between 0.625% and 1.875% of outstanding principal, depending upon TaxAct and HD Vest's combined net leverage of EBITDA ratio. The interest rate on the term loan is variable at the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.00%, plus a margin of 6.00%, payable at the end of each interest period.
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

TaxAct and HD Vest have the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $5.0 million or any whole multiple of $1.0 million in excess thereof, except for prepayments through December 31, 2016 which carry a premium of 1.00% of the total principal amount outstanding just prior to prepayment. In accordance with this provision, TaxAct and HD Vest prepaid a portion of the credit facility during the six months ended June 30, 2016, which was included in the repayment activity for 2016 and resulted in the write-down of a portion of the unamortized discount and debt issuance costs. The write-down of the unamortized discount and debt issuance costs were recorded in "Other loss, net" on the consolidated statements of comprehensive income.
The credit facility includes financial and operating covenants, including a net leverage to EBITDA ratio, which are defined further in the agreement. As of June 30, 2016, TaxAct and HD Vest were in compliance with all of the financial and operating covenants.
As of June 30, 2016, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of June 30, 2016, the Notes were not convertible.

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
During the six months ended June 30, 2016, the Company repurchased $28.4 million of the Notes' principal for cash of $20.7 million. The Company allocated the cash paid first to the liability component of the Notes based on the fair value of the repurchased Notes. The fair value was based on a discounted cash flow analysis of the Notes' principal and related interest payments, using a discount rate that approximated the current market rate for similar debt without conversion rights. The difference between the fair value and net carrying value of the repurchased Notes was recognized as a gain, since the Notes were repurchased below par value, and recorded in "Other loss, net" on the consolidated statements of comprehensive income. No amount was allocated to the equity component of the Notes, since the fair value of the liability component exceeded the cash paid.
The following table sets forth total interest expense related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Contractual interest expense (Cash)	$1,837	$2,139	$3,946	$4,277
Amortization of debt issuance costs (Non-cash)	226	245	473	486
Accretion of debt discount (Non-cash)	885	958	1,848	1,898
Total interest expense	$2,948	$3,342	$6,267	$6,661
Effective interest rate of the liability component	7.32%	7.32%	7.32%	7.32%
The fair value of the principal amount of the Notes as of June 30, 2016 was $154.8 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.

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
Note 8: Redeemable Noncontrolling Interests
A reconciliation of redeemable noncontrolling interests is as follows (in thousands):

Balance at December 31, 2015	$15,038
Net income attributable to noncontrolling interests	259
Balance at June 30, 2016	$15,297
The redemption amount at June 30, 2016 was $10.7 million.
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

Note 10: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units (“RSUs”), and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Cost of revenue	$23	$19	$65	$48
Engineering and technology	322	91	733	224
Sales and marketing	426	185	1,027	380
General and administrative	2,252	1,700	5,427	3,248
Total in continuing operations	3,023	1,995	7,252	3,900
Discontinued operations	1,170	1,353	2,741	2,147
Total	$4,193	$3,348	$9,993	$6,047
Total excluded and capitalized as part of internal-use software	$—	$45	$—	$61
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Stock options exercised	15	49	140	220
RSUs vested	235	111	324	169
Shares purchased pursuant to ESPP	—	—	77	52
Total	250	160	541	441
Stock repurchase program: In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company could purchase its common stock in open-market transactions. The repurchase period concluded in May 2016. Repurchased shares were retired and resumed the status of authorized but unissued shares of common stock. During the six months ended June 30, 2016, the Company purchased no shares. During the six months ended June 30, 2015, the Company purchased 0.4 million shares at a total cost of approximately $5.5 million and an average price of $14.55 per share, exclusive of purchase and administrative costs.
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
The Company does not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition-related costs, depreciation, and amortization of acquired intangible assets to the reportable segments. Such amounts are reflected in the table under the heading "Corporate-level activity." In addition, the Company does not allocate other loss, net and income taxes to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Revenue:
Wealth Management	$76,117	$—	$153,408	$—
Tax Preparation	43,991	30,900	132,465	111,968
Total revenue	120,108	30,900	285,873	111,968
Operating income:
Wealth Management	9,924	—	20,830	—
Tax Preparation	29,796	19,890	77,369	64,035
Corporate-level activity	(17,366)	(12,243)	(36,399)	(24,110)
Total operating income	22,354	7,647	61,800	39,925
Other loss, net	(10,916)	(3,034)	(18,430)	(6,029)
Income tax expense	(5,793)	(2,202)	(17,436)	(12,070)
Discontinued operations, net of income taxes	(19,975)	1,840	(17,453)	5,525
Net income (loss)	$(14,330)	$4,251	$8,481	$27,351
Note 12: Net Income (Loss) Per Share
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

The computation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Numerator:
Income from continuing operations	$5,645	$2,411	$25,934	$21,826
Net income attributable to noncontrolling interests	(115)	—	(259)	—
Income from continuing operations attributable to Blucora, Inc.	5,530	2,411	25,675	21,826
Income (loss) from discontinued operations attributable to Blucora, Inc.	(19,975)	1,840	(17,453)	5,525
Net income (loss) attributable to Blucora, Inc.	$(14,445)	$4,251	$8,222	$27,351
Denominator:
Weighted average common shares outstanding, basic	41,405	40,918	41,288	40,953
Dilutive potential common shares	893	1,018	666	965
Weighted average common shares outstanding, diluted	42,298	41,936	41,954	41,918
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.13	$0.06	$0.62	$0.53
Discontinued operations	(0.48)	0.04	(0.42)	0.14
Basic net income (loss) per share	$(0.35)	$0.10	$0.20	$0.67
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.13	$0.06	$0.61	$0.52
Discontinued operations	(0.47)	0.04	(0.41)	0.13
Diluted net income (loss) per share	$(0.34)	$0.10	$0.20	$0.65
Shares excluded	7,524	2,914	7,648	2,825
Shares excluded primarily related to stock options with an exercise price greater than the average price during the applicable periods.
As more fully discussed in "Note 7: Debt," in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. The Company expects to have the liquidity to satisfy conversion of the Notes' principal for cash based upon cash on hand, net cash flows from operations, and cash available through the credit facility. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeds the conversion price of the Notes, which did not occur during the three months ended June 30, 2016 and 2015.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the words "anticipate," "believe," "plan," "project," "expect," "future," "intend," "may," "will," "should," "estimate," "predict," "potential," "continue," and similar expressions. These forward-looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our "Strategic Transformation"; and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.
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
Blucora also operates an internet Search and Content business and an E-Commerce business. The Search and Content business operates through the InfoSpace LLC subsidiary (“InfoSpace”) and provides search services to users of our owned and operated and distribution partners' web properties, as well as online content through HowStuffWorks (“HSW”). The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”) and sells self-branded electronics and accessories to both consumers and businesses. See further information regarding these businesses under "Strategic Transformation" below.
Strategic Transformation
On October 14, 2015, we announced our plans to focus on the technology-enabled financial solutions market, which we refer to as the “Strategic Transformation.” The Strategic Transformation consists of our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest, which we acquired on December 31, 2015, and our intention to divest our Search and Content and E-Commerce businesses. The transformation will, among other things, result in fewer support requirements and, therefore, reduced corporate operating expenses. We also expect our capital allocation priority in the near-term to be to pay down debt, which includes using all of the net divestiture proceeds from the sale of the Search and Content business and at least 50% of the net divestiture proceeds from the sale of the E-Commerce business to pay down the new TaxAct - HD Vest 2015 credit facility. The elements of our Strategic Transformation are described in more detail below. For a discussion of the associated risks, see the sections under the heading "Risks Associated With our Strategic Transformation" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
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

Business divestitures and chief executive officer change: On October 14, 2015, we announced plans to divest the Search and Content and E-Commerce businesses. Accordingly, our financial condition, results of operations, and cash flows reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Unless otherwise specified, disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect continuing operations.
On July 1, 2016, we signed an agreement with OpenMail LLC (“OpenMail”), under which OpenMail will acquire substantially all of the assets and assume certain specified liabilities of the Search and Content business for $45.0 million in cash, subject to a working capital adjustment at closing. We expect the transaction to close in the third quarter of 2016 and intend to use the proceeds to pay down debt.
We expect to incur business exit costs of approximately $4.5 million. Of this amount, $2.6 million has been recorded through June 30, 2016, with the vast majority of these costs recorded in discontinued operations. The remaining costs are contingent or accelerate upon the sale of the Search and Content and E-Commerce businesses and will be recorded or adjusted, as appropriate, at the time of sale.
See "Note 4: Discontinued Operations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information on discontinued operations.
On October 14, 2015, we also announced the departure of our former chief executive officer. His departure became effective March 31, 2016. In conjunction with such announcement, we recorded $1.8 million of separation-related costs, most of which were pursuant to the former chief executive officer's employment agreement and paid in April 2016. On March 12, 2016, our Board of Directors appointed our new chief executive officer, effective April 4, 2016.
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
HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. The company primarily recruits independent tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest's specialist model provides an open-architecture investment platform and technology tools to help financial advisors identify investment opportunities for their clients, while the long-standing tax advisory relationships provide a large client base of possible investment clients. This results in an experienced and stable network of financial advisors, who have multiple revenue-generating options to diversify their earnings sources.
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
We have four offerings for consumers for tax year 2015: a "free" federal and state edition that handles simple returns; a "basic" offering that contains all of the features of the free federal edition in addition to import capabilities, taxpayer phone support, and return preparation assistance tools; a "plus" offering that contains all of the basic offering features in addition to tools to maximize credits and deductions, and enhanced reporting; and a "premium" offering that contains all of the plus offering features in addition to tools for self-employed individuals to maximize credits and deductions. For the latter three offerings, state returns can be filed through the separately-sold state edition. We also have an offering for small business owners. TaxAct's offerings come with a price lock guarantee, whereby the price at the start of the tax return filing process holds until the return is filed, rather than pricing the offering at the time that the tax return is filed. In addition to these core offerings, TaxAct also offers ancillary services such as refund payment transfer, data archive services, audit defense, stored value cards, and other add-on services.
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
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Percentage Change	2016	2015	Percentage Change
Revenue	$120,108	$30,900	289%	$285,873	$111,968	155%
Operating income	$22,354	$7,647	192%	$61,800	$39,925	55%
Three months ended June 30, 2016 compared with three months ended June 30, 2015
Total revenues increased approximately $89.2 million due to increases of $76.1 million and $13.1 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively.
Operating income increased approximately $14.7 million, consisting of the $89.2 million increase in revenue and offset by a $74.5 million increase in operating expenses. Key changes in operating expenses were:

•	$66.2 million increase in the Wealth Management segment’s operating expenses due to the timing of the HD Vest acquisition.

•
$3.2 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spending on marketing campaigns for the current tax season, higher personnel expenses resulting from overall increased headcount, higher data center costs mostly related to third-party technology fees (software support and maintenance, bandwidth and hosting, and professional services), and higher third-party costs associated with additional features in the current year offerings.

•
$5.1 million increase in corporate-level expense activity, primarily due to higher amortization expense related to HD Vest acquisition-related intangible assets, higher stock-based compensation mainly related to a net increase in stock award grants (including to HD Vest employees), higher depreciation expense mainly related to HD Vest fixed assets, and the revaluation of the contingent consideration liability related to the SimpleTax acquisition, offset by lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.

Segment results are discussed in the next section.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
Total revenues increased approximately $173.9 million due to increases of $153.4 million and $20.5 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively.
Operating income increased approximately $21.9 million, consisting of the $173.9 million increase in revenue and offset by a $152.0 million increase in operating expenses. Key changes in operating expenses were:

•	$132.6 million increase in the Wealth Management segment’s operating expenses due to the timing of the HD Vest acquisition.

•	$7.2 million increase in the Tax Preparation segment’s operating expenses, primarily due to the same factors described above that impacted the quarterly period.

•	$12.3 million increase in corporate-level expense activity, primarily due to the same factors described above that impacted the quarterly period.
Segment results are discussed in the next section.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 11: Segment Information" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition-related costs, depreciation, amortization of acquired intangible assets, other loss, net, and income taxes to segment operating results. We analyze these separately.
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

(In thousands, except percentages)	Three months ended June 30,	Six months ended June 30,
	2016	2016
Revenue	$76,117	$153,408
Operating income	$9,924	$20,830
Segment margin	13%	14%
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

Sources of revenue

(In thousands)			Three months ended June 30,	Six months ended June 30,
	Sources of Revenue	Primary Drivers	2016	2016
Advisor-driven	Commission	- Transactions - Asset levels	$35,252	$72,108
	Advisory	- Advisory asset levels	31,522	63,054
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	5,395	11,213
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	3,948	7,033
	Total revenue		$76,117	$153,408
	Total recurring revenue		$61,160	$121,229
	Recurring revenue rate		80.3%	79.0%
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
Business metrics

(In thousands, except percentages and as otherwise indicated)	June 30, 2016
Total Assets Under Administration ("AUA")	$37,233,522
Advisory Assets Under Management ("AUM")	$9,814,232
Percentage of total AUA	26.4%
Number of advisors (in ones)	4,561
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

(In thousands)	Three months ended June 30,	Six months ended June 30,
	2016	2016
By product category:
Mutual funds	$19,786	$38,825
Variable annuities	10,690	23,330
Insurance	2,373	5,147
General securities	2,403	4,806
Total commission revenue	$35,252	$72,108

By sales-based and trailing:
Sales-based	$14,306	$30,778
Trailing	20,946	41,330
Total commission revenue	$35,252	$72,108

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
The activity within our advisory assets under management was as follows:

(In thousands)	Three months ended June 30,	Six months ended June 30,
	2016	2016
Balance, beginning of the period	$9,592,025	$9,692,244
Net increase (decrease) in new advisory assets	11,070	(133,339)
Market impact and other	211,137	255,327
Balance, end of the period	$9,814,232	$9,814,232
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management.
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
Tax Preparation

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Percentage Change	2016	2015	Percentage Change
Revenue	$43,991	$30,900	42%	$132,465	$111,968	18%
Operating income	$29,796	$19,890	50%	$77,369	$64,035	21%
Segment margin	68%	64%		58%	57%
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
We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and online services. We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Six months ended June 30,
	2016	2015	Percentage Change
Online e-files	4,690	5,158	(9)%
Desktop e-files	238	266	(11)%
Sub-total e-files	4,928	5,424	(9)%
Free File Alliance e-files (1)	163	177	(8)%
Total e-files	5,091	5,601	(9)%

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.

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

(In thousands, except percentages and as	Six months ended June 30,
otherwise indicated)	2016	2015	Percentage Change
E-files	1,690	1,532	10%
Units sold (in ones)	20,142	19,334	4%
E-files per unit sold (in ones)	83.9	79.2	6%
Three months ended June 30, 2016 compared with three months ended June 30, 2015
Tax Preparation revenue increased approximately $13.1 million primarily due to growth in revenue earned from online consumer users and increased sales of ancillary services. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from the re-packaging of our offerings and related price increases for tax year 2015.
Tax Preparation operating income increased approximately $9.9 million, consisting of the $13.1 million increase in revenue offset by a $3.2 million increase in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing campaigns for the current tax season, an increase in personnel expenses resulting from overall higher headcount supporting most functions, increased data center costs mostly related to third-party technology fees (software support and maintenance, bandwidth and hosting, and professional services), and increased third-party costs associated with additional features in the current year offerings.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
Tax Preparation revenue increased approximately $20.5 million primarily due to growth in revenue earned from online consumer users, increased sales of ancillary services, and increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from the re-packaging of our offerings and related price increases for tax year 2015. Revenue derived from professional tax preparers also contributed to the increase, primarily due to an increase in the number of professional preparer units sold.
Tax Preparation operating income increased approximately $13.3 million, consisting of the $20.5 million increase in revenue and offset by a $7.2 million increase in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to the same factors described above that impacted the quarterly period.
Corporate-Level Activity

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Operating expenses	$4,460	$4,662	$(202)	$9,159	$9,038	$121
Stock-based compensation	3,023	1,995	1,028	7,252	3,900	3,352
Acquisition-related costs	391	—	391	391	—	391
Depreciation	1,127	538	589	2,249	1,076	1,173
Amortization of acquired intangible assets	8,365	5,048	3,317	17,348	10,096	7,252
Total corporate-level activity	$17,366	$12,243	$5,123	$36,399	$24,110	$12,289
Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition-related costs, depreciation, and amortization of acquired intangible assets. For further detail, refer to segment information appearing in “Note 11: Segment Information” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Three months ended June 30, 2016 compared with three months ended June 30, 2015
Operating expenses included in corporate-level activity were comparable to the prior period.
Stock-based compensation increased primarily due to a net increase in stock award grants (including to HD Vest employees).
Acquisition-related costs include professional fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The SimpleTax acquisition included contingent consideration, for which the fair value of that liability was revalued in the second quarter of 2016. The change in the fair value of the contingent consideration liability is recognized in the period in which the fair value changes.
Depreciation increased primarily due to depreciation expense on HD Vest fixed assets.
Amortization of acquired intangible assets increased primarily due to amortization expense on HD Vest acquisition-related intangible assets, offset by lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
Operating expenses included in corporate-level activity were comparable to the prior period.
Stock-based compensation, acquisition-related costs, depreciation, and amortization of acquired intangible assets were affected by the same factors described above that impacted the quarterly period.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Wealth management services cost of revenue	$51,023	$—	$51,023	$103,292	$—	$103,292
Tax preparation services cost of revenue	2,023	1,373	650	5,230	3,510	1,720
Amortization of acquired technology	49	1,863	(1,814)	716	3,725	(3,009)
Total cost of revenue	$53,095	$3,236	$49,859	$109,238	$7,235	$102,003
Percentage of revenue	44%	10%		38%	6%
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
Three months ended June 30, 2016 compared with three months ended June 30, 2015
Wealth management services cost of revenue increased due to the timing of the HD Vest acquisition.
Tax preparation services cost of revenue increased primarily due to higher data center costs mostly related to third-party technology fees (software support and maintenance, bandwidth and hosting, and professional services) and higher third-party costs associated with additional features in the current year offerings.
Amortization of acquired technology decreased due to amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.

Six months ended June 30, 2016 compared with six months ended June 30, 2015
Wealth management services cost of revenue increased due to the timing of the HD Vest acquisition.
Tax preparation services cost of revenue and amortization of acquired technology were affected by the same factors described above that impacted the quarterly period.
Engineering and Technology

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Engineering and technology	$3,959	$1,130	$2,829	$8,254	$2,220	$6,034
Percentage of revenue	3%	4%		3%	2%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended June 30, 2016 compared with three months ended June 30, 2015
Engineering and technology expenses increased, of which $1.9 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to an $0.8 million increase in personnel expenses, mainly related to higher headcount in our Tax Preparation business and higher stock-based compensation mainly related to an increase in stock award grants (including to HD Vest employees).
Six months ended June 30, 2016 compared with six months ended June 30, 2015
Engineering and technology expenses increased, of which $4.3 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $1.6 million increase in personnel expenses, which were affected by the same factors described above that impacted the quarterly period.
Sales and Marketing

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Sales and marketing	$19,913	$7,693	$12,220	$63,750	$40,711	$23,039
Percentage of revenue	17%	25%		22%	36%
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
Three months ended June 30, 2016 compared with three months ended June 30, 2015
Sales and marketing expenses increased, of which $10.3 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $1.1 million increase in marketing expenses and a $0.4 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing campaign activity for the current tax season in our Tax Preparation business. Personnel expenses increased primarily due to higher stock-based compensation mainly related to an increase in stock award grants (including to HD Vest employees) and higher headcount in our Tax Preparation business.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
Sales and marketing expenses increased, of which $18.5 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $3.2 million increase in marketing expenses and a $1.1 million increase in personnel expenses, both of which were affected by the same factors described above that impacted the quarterly period.
General and Administrative

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
General and administrative	$11,508	$7,653	$3,855	$24,261	$14,799	$9,462
Percentage of revenue	10%	25%		8%	13%
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
Three months ended June 30, 2016 compared with three months ended June 30, 2015
G&A expenses increased, of which $3.0 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $0.7 million increase in personnel expenses, as well as the revaluation of the acquisition-related contingent consideration liability related to the SimpleTax acquisition. Personnel expenses increased primarily due to higher stock-based compensation mainly related to a net increase in stock award grants (including to HD Vest employees).
Six months ended June 30, 2016 compared with six months ended June 30, 2015
G&A expenses increased, of which $6.4 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $2.5 million increase in personnel expenses, which was affected by the same factors described above that impacted the quarterly period, as well as the revaluation of the acquisition-related contingent consideration liability related to the SimpleTax acquisition.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Depreciation	$963	$356	$607	$1,938	$707	$1,231
Amortization of acquired intangible assets	8,316	3,185	5,131	16,632	6,371	10,261
Total	$9,279	$3,541	$5,738	$18,570	$7,078	$11,492
Percentage of revenues	8%	11%		6%	6%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended June 30, 2016 compared with three months ended June 30, 2015
Depreciation increased primarily due to depreciation expense on HD Vest fixed assets.
Amortization of acquired intangible assets increased primarily due to amortization expense on HD Vest acquisition-related intangible assets.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
Depreciation and amortization of acquired intangible assets were affected by the same factors described above that impacted the quarterly period.

Other Loss, Net

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Interest income	$(11)	$(138)	$127	$(36)	$(260)	$224
Interest expense	8,381	2,242	6,139	17,572	4,630	12,942
Amortization of debt issuance costs	417	280	137	1,027	556	471
Accretion of debt discounts	1,094	958	136	2,500	1,898	602
(Gain) loss on debt extinguishment and modification expense	997	—	997	(2,846)	—	(2,846)
Gain on third party bankruptcy settlement	(26)	(366)	340	(44)	(842)	798
Other	64	58	6	257	47	210
Other loss, net	$10,916	$3,034	$7,882	$18,430	$6,029	$12,401
Three months ended June 30, 2016 compared with three months ended June 30, 2015
The increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015.
The increase in loss on debt extinguishment and modification expense related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in the second quarter of 2016, which resulted in the write-down of a portion of the unamortized discount and debt issuance costs.
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
Interest expense, amortization of debt issuance costs, accretion of debt discounts, and gain on third party bankruptcy settlement were affected by the same factors described above that impacted the quarterly period.
The increase in gain on debt extinguishment and modification expense primarily related to the repurchase of a portion of the Convertible Senior Notes below par value during the first quarter of 2016. This was offset by a loss on debt extinguishment and modification expense related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in the first and second quarters of 2016, which resulted in the write-down of a portion of the unamortized discount and debt issuance costs. Further detail is as follows:

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Gain on Convertible Senior Notes repurchased	$—	$—	$—	$(7,724)	$—	$(7,724)
Accelerated accretion of debt discount on Convertible Senior Notes	—	—	—	1,628	—	1,628
Accelerated amortization of debt issuance costs on Convertible Senior Notes	—	—	—	416	—	416
Accelerated accretion of debt discount and amortization of debt issuance costs on TaxAct - HD Vest 2015 credit facility	997	—	997	2,834	—	2,834
Total (gain) loss on debt extinguishment and modification expense	$997	$—	$997	$(2,846)	$—	$(2,846)

Income Taxes
We recorded income tax expense of $5.8 million and $17.4 million in the three and six months ended June 30, 2016, respectively. Income taxes differed from taxes at the statutory rates in 2016 primarily due to the domestic manufacturing deduction, offset by non-deductible compensation and state income taxes. We recorded income tax expense of $2.2 million and $12.1 million in the three and six months ended June 30, 2015, respectively. Income taxes did not differ materially from taxes at the statutory rates in 2015.
Discontinued Operations, Net of Income Taxes

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2016	2015	Change	2016	2015	Change
Discontinued operations, net of income taxes	$(19,975)	$1,840	$(21,815)	$(17,453)	$5,525	$(22,978)
On October 14, 2015, we announced our plans to focus on the technology-enabled financial solutions market, which we refer to as the “Strategic Transformation.” The Strategic Transformation includes plans to divest the Search and Content and E-Commerce businesses. Our results of operations reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Amounts in discontinued operations include previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to the Search and Content and E-Commerce businesses. In addition, discontinued operations included a loss on classification as held-for-sale of $38.5 million to record net assets at their fair value less cost to sell in the second quarter of 2016.
On July 1, 2016, we signed an agreement with OpenMail, under which OpenMail will acquire substantially all of the assets and assume certain specified liabilities of the Search and Content business for $45.0 million in cash, subject to a working capital adjustment at closing. We expect the transaction to close in the third quarter of 2016.
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
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA differently for this report than we have defined it in the past, due to the impact of noncontrolling interests from the HD Vest acquisition that we began recognizing in the first quarter of 2016, the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015, and acquisition-related costs in connection with the HD Vest and SimpleTax acquisitions that we would not have otherwise incurred as part of our business operations. Acquisition-related costs include professional fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The HD Vest acquisition closed in the fourth quarter of 2015 and resulted in significant transaction costs. The SimpleTax acquisition included contingent consideration, for which the fair value of that liability was revalued in the second quarter of 2016. We define Adjusted EBITDA as operating income, determined in accordance with GAAP, excluding the effects of depreciation, amortization of acquired intangible assets (including acquired technology), stock-based compensation, and acquisition-related costs.
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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Operating income	$22,354	$7,647	$61,800	$39,925
Stock-based compensation	3,023	1,995	7,252	3,900
Depreciation and amortization of acquired intangible assets	9,492	5,586	19,597	11,172
Acquisition-related costs	391	—	391	—
Adjusted EBITDA	$35,260	$15,228	$89,040	$54,997
Three months ended June 30, 2016 compared with three months ended June 30, 2015
The increase in Adjusted EBITDA primarily was due to increases in segment operating income of $9.9 million for each of our Wealth Management and Tax Preparation segments.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
The increase in Adjusted EBITDA primarily was due to increases in segment operating income of $20.8 million and $13.3 million related to our Wealth Management and Tax Preparation segments, respectively.
Non-GAAP net income: We define non-GAAP net income differently for this report than we have defined it in the past, due to the impact of noncontrolling interests from the HD Vest acquisition that we began recognizing in the first quarter of 2016, the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015, and acquisition-related costs in connection with the HD Vest and SimpleTax acquisitions that we would not have otherwise incurred as part of our business operations. Acquisition-related costs are described further under Adjusted EBITDA above. For this report, we define non-GAAP net income as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on the Convertible Senior Notes, gain on Convertible Senior Notes repurchased, acquisition-related costs, discontinued operations, the impact of noncontrolling interests, and the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2016	2015	2016	2015
Net income (loss) attributable to Blucora, Inc.	$(14,445)	$4,251	$8,222	$27,351
Discontinued operations, net of income taxes	19,975	(1,840)	17,453	(5,525)
Stock-based compensation	3,023	1,995	7,252	3,900
Amortization of acquired intangible assets	8,365	5,048	17,348	10,096
Accretion of debt discount on Convertible Senior Notes	885	958	1,848	1,898
Accelerated accretion of debt discount on Convertible Senior Notes	—	—	1,628	—
Gain on Convertible Senior Notes repurchased	—	—	(7,724)	—
Acquisition-related costs	391	—	391	—
Impact of noncontrolling interests	115	—	259	—
Cash tax impact of adjustments to GAAP net income	(78)	(67)	261	(101)
Non-cash income tax expense	5,193	2,143	15,772	11,954
Non-GAAP net income	$23,424	$12,488	$62,710	$49,573

Per diluted share:
Net income (loss) attributable to Blucora, Inc.	$(0.34)	$0.10	$0.20	$0.65
Discontinued operations, net of income taxes	0.47	(0.04)	0.41	(0.13)
Stock-based compensation	0.07	0.05	0.17	0.09
Amortization of acquired intangible assets	0.20	0.12	0.40	0.23
Accretion of debt discount on Convertible Senior Notes	0.02	0.02	0.04	0.05
Accelerated accretion of debt discount on Convertible Senior Notes	—	—	0.04	—
Gain on Convertible Senior Notes repurchased	—	—	(0.18)	—
Acquisition-related costs	0.01	—	0.01	—
Impact of noncontrolling interests	0.00	—	0.01	—
Cash tax impact of adjustments to GAAP net income	(0.00)	(0.00)	0.01	(0.00)
Non-cash income tax expense	0.12	0.05	0.38	0.29
Non-GAAP net income	$0.55	$0.30	$1.49	$1.18
Weighted average shares outstanding used in computing per diluted share amounts	42,298	41,936	41,954	41,918
Three months ended June 30, 2016 compared with three months ended June 30, 2015
The increase in non-GAAP net income primarily was due to increases in segment operating income of $9.9 million for each of our Wealth Management and Tax Preparation segments. The increase in non-GAAP net income was offset by (i) a $6.5 million increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts, mainly related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015, (ii) a $1.0 million loss on debt extinguishment and modification expense, related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in the second quarter of 2016, (iii) a $0.6 million increase in cash income tax expense, mainly related to the addition of HD Vest, (iv) a $0.6 million increase in depreciation expense, mainly related to depreciation expense on HD Vest fixed assets, and (v) a $0.3 million decrease in gain on third party bankruptcy settlement.
Six months ended June 30, 2016 compared with six months ended June 30, 2015
The increase in non-GAAP net income primarily was due to increases in segment operating income of $20.8 million and $13.3 million related to our Wealth Management and Tax Preparation segments, respectively. The increase in non-GAAP net income was offset by (i) a $14.1 million increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts, mainly related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015, (ii) a $3.3 million loss on debt extinguishment and modification expense, mainly related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in the first and second quarters of 2016, (iii) a $1.2 million increase in cash income tax expense, mainly related to the addition of HD Vest, (iv) a $1.2 million increase in depreciation expense, mainly related to depreciation expense on HD Vest fixed assets, and (v) a $0.8 million decrease in gain on third party bankruptcy settlement.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of June 30, 2016, we had cash and marketable investments of approximately $82.1 million, consisting of cash and cash equivalents of $74.3 million and available-for-sale investments of $7.8 million. We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at June 30, 2016 had minimal default risk and short-term maturities.
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
Use of Cash
We may use our cash, cash equivalents, and short-term investments balance in the future on investment in our current businesses, for repayment of debt, for returning capital to shareholders, or for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses.
On October 14, 2015, we announced our plans to focus on the technology-enabled financial solutions market, which we refer to as the “Strategic Transformation.” This transformation consists of our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest, plans to divest our Search and Content and E-Commerce businesses, and plans to reduce corporate operating expenses. We also expect our capital allocation priority in the near-term to be to pay down debt, which includes using all of the net divestiture proceeds from the sale of the Search and Content business and at least 50% of the net divestiture proceeds from the sale of the E-Commerce business to pay down the new TaxAct - HD Vest 2015 credit facility. See the "Strategic Transformation" subsection above for additional detail regarding the related use of cash.
On December 31, 2015, TaxAct and HD Vest entered into an agreement for the purposes of financing the HD Vest acquisition and providing future working capital flexibility for TaxAct and HD Vest. The credit facility consists of a $25.0 million revolving credit loan and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are December 31, 2020 and December 31, 2022, respectively. The interest rates on the revolving credit loan and term loan are variable. The credit facility includes financial and operating covenants with respect to certain ratios, including a net leverage to EBITDA ratio, which are defined further in the agreement. We were in compliance with these covenants as of June 30, 2016. TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $60.0 million during the six months ended June 30, 2016. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On August 30, 2013, TaxAct entered into an agreement to refinance a 2012 credit facility on more favorable terms. TaxAct had repayment activity of $51.9 million during the six months ended June 30, 2015. This credit facility was repaid in full in the second quarter of 2015 and subsequently closed.
On March 15, 2013, we issued $201.25 million principal amount of Convertible Senior Notes (the “Notes”) and received net proceeds from the offering of approximately $194.8 million. There are no financial or operating covenants relating to the Notes. The Notes mature April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. During the six months ended June 30, 2016, we repurchased $28.4 million of the Notes' principal for cash of $20.7 million. The Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears beginning on October 1, 2013. As of May 2013, we are permitted to settle any conversion obligation under the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We expect to have the liquidity to satisfy conversion of the Notes' principal for cash based upon cash on hand, net cash flows from operations, and cash available through the credit facility. We intend to satisfy any conversion premium by issuing shares of our common stock. For further detail, see “Note 7: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Our Board of Directors approved a stock repurchase program whereby we could purchase our common stock in open-market transactions. The repurchase period concluded in May 2016. During the six months ended June 30, 2016, we purchased no shares. During the six months ended June 30, 2015, we purchased 0.4 million shares at a total cost of approximately $5.5 million and an average price of $14.55 per share, exclusive of purchase and administrative costs. For further detail, see "Note 10: Stockholders’ Equity" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1of this report.
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
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Six months ended June 30,
	2016	2015
Net cash provided by operating activities from continuing operations	$65,488	$29,800
Net cash provided by investing activities from continuing operations	25	14,691
Net cash used by financing activities from continuing operations	(52,934)	(28,129)
Net cash provided by continuing operations	12,579	16,362
Net cash provided (used) by discontinued operations	6,228	(2,562)
Effect of exchange rate changes on cash and cash equivalents	(7)	—
Net increase in cash and cash equivalents	$18,800	$13,800
Net cash from the operating activities of continuing operations: Net cash from the operating activities of continuing operations consists of income from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $65.5 million and $29.8 million for the six months ended June 30, 2016 and 2015, respectively. The activity in the six months ended June 30, 2016 included a $47.2 million working capital contribution and approximately $18.3 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. In addition, we had placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance, and that amount was returned to us in the first quarter of 2016 since it was not achieved (see "Note 3: Business Combinations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information). Lastly, TaxAct's seasonality and the addition of HD Vest provided further working capital contribution during the period.
The activity in the six months ended June 30, 2015 included a $35.0 million working capital contribution offset by approximately $5.2 million of income from continuing operations and non-cash adjustments. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity. In addition, TaxAct's seasonality provided further working capital contribution during the period.
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
Net cash from investing activities was less than $0.1 million for the six months ended June 30, 2016, and net cash provided by investing activities was $14.7 million for the six months ended June 30, 2015. The activity in the six months ended June 30, 2016 included payment of the $1.8 million final working capital adjustment on the HD Vest acquisition and $1.5 million in purchases of property and equipment, offset by net cash inflows on our available-for-sale investments of $3.3 million. The activity in the six months ended June 30, 2015 consisted of net cash inflows on our available-for-sale investments of $15.3 million offset by approximately $0.6 million in purchases of property and equipment.
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
Net cash used by financing activities was $52.9 million and $28.1 million for the six months ended June 30, 2016 and 2015, respectively. The activity for the six months ended June 30, 2016 primarily consisted of payments of $60.0 million on the TaxAct - HD Vest credit facility, the $20.7 million repurchase of the Notes, and $0.9 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $26.9 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years and $1.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the six months ended June 30, 2015 primarily consisted of payments of $51.9 million on the TaxAct credit facility (which was closed in 2015), stock repurchases of $5.5 million, and $0.9 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $27.6 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years and $2.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the six months ended June 30, 2016 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, with the following update:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the six months ended June 30, 2016. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The final regulations will impact how HD Vest designs investment products and services for Covered Accounts, how we receive fees, and how we compensate our advisors. The regulations will impact how we are able to recruit and retain financial advisors and will require us to change systems and implement new compliance programs and client disclosures. In addition, if HD Vest relies on the new Best Interest Contract prohibited transaction exemption, the firm will be required to adopt new “impartial conduct” policies and procedures and make contractual representations and warranties to clients that HD Vest will comply with such policies and procedures and abide by fiduciary standards. These requirements, coupled with ambiguity inherent in the new rules, will likely lead to increased regulatory scrutiny and litigation related to the provision of investment advice to IRA and ERISA investors. HD Vest’s management team is devoting and expects to continue to devote substantial time and resources to assess the new rules, implement required policies and procedures, and develop and execute a business strategy in light of such rules, diminishing the firm’s ability to focus on other initiatives. Depending on the scope of required changes, if HD Vest is not able to complete necessary modifications to its business practices and operational systems by the applicability date, its ability to process business for Covered Accounts will be negatively impacted. As a result, the new DOL rules and related litigation and regulatory scrutiny could materially and adversely impact our financial condition and results of operations. In addition, investigations, claims, or other actions or proceedings by regulators or third-parties with respect to our compliance with these new regulations may also have a material adverse effect on our financial condition and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Note 10: Stockholders’ Equity" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information regarding the Company’s stock repurchase program. There was no share repurchase activity during the second quarter of 2016.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits
See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

Date:	July 28, 2016

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement among Blucora, Inc., InfoSpace LLC, InfoSpace Holdings LLC and OpenMail LLC dated July 1, 2016	8-K	July 5, 2016	2.1
10.1 *	Amendment No. 2 to Employment Agreement dated October 6, 2014, as amended January 22, 2016 between Blucora, Inc., InfoSpace LLC and Peter Mansour	8-K	July 5, 2016	10.1
10.2 *	Transition, Separation and Release Agreement dated June 29, 2016 between JoAnn Kintzel, Blucora, Inc. and TaxAct, Inc.	8-K	July 1, 2016	10.1
10.3*	Blucora, Inc. 2016 Employee Stock Purchase Plan	S-8	May 25, 2016	99.1
10.4*	Blucora, Inc. 2015 Incentive Plan, as Amended and Restated	S-8	May 25, 2016	99.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended June 30, 2016, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
					X

*	Indicates a management contract or compensatory plan or arrangement.