Form 10-Q
period 2016-09-30
BLUCORA, INC.
filed 2016-10-27
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 20, 2016
Common Stock, Par Value $0.0001	41,719,656

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$71,165	$55,473
Cash segregated under federal or other regulations	630	3,557
Available-for-sale investments	4,492	11,301
Accounts receivable, net of allowance	7,076	7,884
Commissions receivable	15,294	16,328
Other receivables	6,827	24,407
Prepaid expenses and other current assets, net	4,059	10,062
Current assets of discontinued operations	70,432	211,663
Total current assets	179,975	340,675
Long-term assets:
Property and equipment, net	10,711	11,308
Goodwill, net	549,582	548,959
Other intangible assets, net	370,640	396,295
Other long-term assets	3,380	2,311
Total long-term assets	934,313	958,873
Total assets	$1,114,288	$1,299,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$5,840	$4,689
Commissions and advisory fees payable	15,382	16,982
Accrued expenses and other current liabilities	11,446	13,006
Deferred revenue	9,139	11,521
Current portion of long-term debt, net	3,200	31,631
Current liabilities of discontinued operations	37,539	88,275
Total current liabilities	82,546	166,104
Long-term liabilities:
Long-term debt, net	283,801	353,850
Convertible senior notes, net	163,024	185,918
Deferred tax liability, net	104,236	103,520
Deferred revenue	2,479	1,902
Other long-term liabilities	11,233	10,932
Total long-term liabilities	564,773	656,122
Total liabilities	647,319	822,226

Redeemable noncontrolling interests	15,464	15,038

Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
41,711 and 40,954	4	4
Additional paid-in capital	1,525,267	1,490,405
Accumulated deficit	(1,073,495)	(1,027,598)
Accumulated other comprehensive loss	(271)	(527)
Total stockholders’ equity	451,505	462,284
Total liabilities and stockholders’ equity	$1,114,288	$1,299,548
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Wealth management services revenue	$80,088	$—	$233,496	$—
Tax preparation services revenue	3,149	2,875	135,614	114,843
Total revenue	83,237	2,875	369,110	114,843
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	54,921	—	158,213	—
Tax preparation services cost of revenue	1,319	1,170	6,549	4,680
Amortization of acquired technology	49	1,911	765	5,636
Total cost of revenue	56,289	3,081	165,527	10,316
Engineering and technology	4,588	1,251	12,842	3,471
Sales and marketing	11,965	2,113	75,715	42,824
General and administrative	11,638	8,895	35,899	23,694
Depreciation	968	394	2,906	1,101
Amortization of other acquired intangible assets	8,297	3,195	24,929	9,566
Total operating expenses	93,745	18,929	317,818	90,972
Operating income (loss)	(10,508)	(16,054)	51,292	23,871
Other loss, net	(11,453)	(3,080)	(29,883)	(9,109)
Income (loss) from continuing operations before income taxes	(21,961)	(19,134)	21,409	14,762
Income tax benefit (expense)	8,537	6,926	(8,899)	(5,144)
Income (loss) from continuing operations	(13,424)	(12,208)	12,510	9,618
Discontinued operations, net of income taxes	(40,528)	1,597	(57,981)	7,122
Net income (loss)	(53,952)	(10,611)	(45,471)	16,740
Net income attributable to noncontrolling interests	(167)	—	(426)	—
Net income (loss) attributable to Blucora, Inc.	$(54,119)	$(10,611)	$(45,897)	$16,740
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$(0.33)	$(0.30)	$0.29	$0.23
Discontinued operations	(0.97)	0.04	(1.40)	0.18
Basic net income (loss) per share	$(1.30)	$(0.26)	$(1.11)	$0.41
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$(0.33)	$(0.30)	$0.29	$0.23
Discontinued operations	(0.97)	0.04	(1.37)	0.17
Diluted net income (loss) per share	$(1.30)	$(0.26)	$(1.08)	$0.40
Weighted average shares outstanding:
Basic	41,635	40,950	41,404	40,952
Diluted	41,635	40,950	42,329	41,911
Other comprehensive income (loss):
Net income (loss)	$(53,952)	$(10,611)	$(45,471)	$16,740
Unrealized gain (loss) on available-for-sale investments, net of tax	—	111	10	(149)
Foreign currency translation adjustment	(77)	(122)	246	(122)
Reclassification adjustment for realized (gain) loss on available-for-sale investments, net of tax, included in net income as Other loss, net	—	(68)	—	349
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale investments, included in net income as Other loss, net	—	—	—	964
Other comprehensive income (loss)	(77)	(79)	256	1,042
Comprehensive income (loss)	(54,029)	(10,690)	(45,215)	17,782
Comprehensive income attributable to noncontrolling interests	(167)	—	(426)	—
Comprehensive income (loss) attributable to Blucora, Inc.	$(54,196)	$(10,690)	$(45,641)	$17,782
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2016	2015
Operating Activities:
Net income (loss)	$(45,471)	$16,740
Less: Discontinued operations, net of income taxes	(57,981)	7,122
Net income from continuing operations	12,510	9,618
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Stock-based compensation	10,616	5,974
Depreciation and amortization of acquired intangible assets	29,080	16,863
Excess tax benefits from stock-based award activity	(21,369)	(28,632)
Deferred income taxes	(12,484)	(25,194)
Amortization of premium on investments, net	164	1,250
Amortization of debt issuance costs	1,440	842
Accretion of debt discounts	3,599	2,873
Gain on debt extinguishment and modification expense	(641)	—
Revaluation of acquisition-related contingent consideration liability	391	—
Other	18	60
Cash provided (used) by changes in operating assets and liabilities:
Cash segregated under federal or other regulations	2,927	—
Accounts receivable	793	136
Commissions receivable	1,034	—
Other receivables	19,656	1,166
Prepaid expenses and other current assets	6,003	4,665
Other long-term assets	(1,174)	(63)
Accounts payable	1,151	4,930
Commissions and advisory fees payable	(1,600)	—
Deferred revenue	(1,805)	(1,691)
Accrued expenses and other current and long-term liabilities	19,786	28,149
Net cash provided by operating activities from continuing operations	70,095	20,946
Investing Activities:
Business acquisition, net of cash acquired	(1,788)	(1,740)
Purchases of property and equipment	(2,648)	(866)
Proceeds from sales of investments	—	16,507
Proceeds from maturities of investments	11,808	210,699
Purchases of investments	(5,147)	(209,112)
Net cash provided by investing activities from continuing operations	2,225	15,488
Financing Activities:
Repurchase of convertible notes	(20,667)	—
Repayment of credit facilities	(105,000)	(51,940)
Stock repurchases	—	(7,068)
Excess tax benefits from stock-based award activity	21,369	28,632
Proceeds from stock option exercises	1,141	2,374
Proceeds from issuance of stock through employee stock purchase plan	1,402	1,193
Tax payments from shares withheld for equity awards	(1,447)	(1,193)
Net cash used by financing activities from continuing operations	(103,202)	(28,002)
Net cash provided (used) by continuing operations	(30,882)	8,432

Net cash provided by operating activities from discontinued operations	10,836	6,138
Net cash provided (used) by investing activities from discontinued operations	43,230	(206)
Net cash used by financing activities from discontinued operations	(7,477)	(5,020)
Net cash provided by discontinued operations	46,589	912

Effect of exchange rate changes on cash and cash equivalents	(15)	(6)
Net increase in cash and cash equivalents	15,692	9,338
Cash and cash equivalents, beginning of period	55,473	41,968
Cash and cash equivalents, end of period	$71,165	$51,306

Cash paid for income taxes from continuing operations	$2,079	$1,229
Cash paid for interest from continuing operations	$23,455	$4,667
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
The Company also operated an internet Search and Content business and continues to operate an E-Commerce business. The Search and Content business operated through the InfoSpace LLC subsidiary (“InfoSpace”) and provided search services to users of its owned and operated and distribution partners’ web properties, as well as online content through HowStuffWorks (“HSW”). The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”) and sells self-branded electronics and accessories to both consumers and businesses primarily through its website www.monoprice.com.
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market (the “Strategic Transformation”). Strategic Transformation refers to the Company's transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest (see "Note 3: Business Combinations"), and the intention to divest the Search and Content and E-Commerce businesses (see "Note 4: Discontinued Operations"). Accordingly, the financial condition, results of operations, cash flows, and the notes to financial statements reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations.
On August 9, 2016, the Company closed on an agreement with OpenMail LLC (“OpenMail”), under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment.
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
Correction of an immaterial error: During the third quarter of 2016, the Company identified an error in which the Company inappropriately recognized a tax benefit from the impairment of the net assets held-for-sale during the second quarter of 2016. As the impairment related to goodwill included in the disposal group (which is not deductible for income tax purposes), no tax benefit should have been recorded during the quarter. This resulted in the overstatement of net assets held-for-sale of $6.7 million as of June 30, 2016 and an understatement of the loss from discontinued operations of $6.7 million or $0.16 per share for the three months ended June 30, 2016. The Company has evaluated the quantitative and qualitative considerations of this error to both the second and third quarters of 2016 and concluded that the impacts were not material to its consolidated financial statements for either of these periods. There was no impact to the net loss attributable to Blucora, Inc. for the nine months ended September 30, 2016 since this was an interim period adjustment that was corrected in the same fiscal year. In addition, there was no impact to income (loss) from continuing operations, income (loss) per share from continuing operations, or net cash provided by continuing or discontinued operations for either period.
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
Net capital and regulatory requirements: The Company's subsidiary, HD Vest, operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of September 30, 2016, HD Vest met all capital adequacy requirements to which it was subject.
Seasonality: Blucora’s Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue earned in the first four months of the Company’s fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue.
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
In March 2016, the FASB issued an ASU on employee share-based payment accounting.  The ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense, rather than as additional paid-in capital.  In addition, the ASU requires that excess tax benefits be recorded in the period that shares vest or settle, regardless of whether the benefit reduces taxes payable in the same period.  Cash flows related to excess tax benefits will be included as an operating activity, and no longer separately classified as a financing activity, in the statement of cash flows.  This guidance is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2016.  Earlier adoption is permitted.  The guidance related to the recognition of excess tax benefits and deficiencies as income tax benefit or expense is effective on a prospective basis, and the guidance related to the timing of excess tax benefit recognition is effective using a modified retrospective transition method with a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  The cash flow presentation guidance is effective on a retrospective or prospective basis.
The Company expects to implement this ASU on January 1, 2017.  The primary impact of adoption is expected to be the utilization of equity-based deferred tax assets (with no offset to additional paid-in capital) and the recognition of current period excess tax benefits and deficiencies in the income tax provision (rather than in additional paid-in capital).  In addition, the Company expects changes related to the presentation of excess tax benefits as an operating activity (rather than a financing activity) in the statement of cash flows and expects to record a cumulative-effect adjustment to equity.  The actual impact beginning on January 1, 2017 and going forward will depend upon certain variables, including the Company's stock price.  Although the Company is still evaluating the impact of this ASU, we expect that it will have a material impact on our consolidated financial statements.
The ASU also clarifies that payments made to tax authorities on an employee's behalf for withheld shares should be presented as a financing activity in the statement of cash flows, allows the repurchase of more of an employee's shares for tax withholding purposes without triggering liability accounting, and provides an accounting policy election to account for forfeitures as they occur.  The cash flow presentation requirements for payments made to tax authorities on an employee's behalf will have no impact to any periods presented, since such cash flows historically have been presented as a financing activity.  The Company is not planning to change tax withholdings and expects to continue to estimate forfeitures in determining the amount of compensation cost to be recognized in each period.
Note 3: Business Combinations
HD Vest: On December 31, 2015 and pursuant to the Purchase Agreement dated October 14, 2015, the Company acquired HD Vest for $613.7 million, including cash acquired of $38.9 million and after a $1.8 million final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and is expected to be synergistic with TaxAct as a result of cross-serving opportunities and an expanded addressable market for both HD Vest and TaxAct. In connection with the acquisition, certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. A portion of those shares were sold to the Company in exchange for a promissory note. After giving effect to the rollover shares and related purchase of the rollover shares for the promissory note, the Company indirectly owns 95.52% of HDV Holdings, Inc., with the remaining 4.48% noncontrolling interest held collectively by the rollover management members and subject to put and call arrangements exercisable beginning in 2019.
The acquisition was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility, under which the Company borrowed $400.0 million (see "Note 7: Debt").

Valuations were as follows (in thousands):

Fair value
Tangible assets acquired, including cash acquired of $38,874	$78,700
Liabilities assumed	(21,976)
Identifiable net assets acquired	$56,724
Fair value adjustments for intangible assets:
Advisor relationships	$240,300
Sponsor relationships	16,500
Curriculum	800
Proprietary technology	13,600
Trade name	52,500
Fair value of intangible assets acquired	$323,700
Purchase price allocation:
Cash paid	$612,288
Plus: promissory note	6,400
Plus: noncontrolling interest	15,038
Less: escrow receivable	(20,000)
Purchase price	613,726
Less: identifiable net assets acquired	(56,724)
Less: fair value of intangible assets acquired	(323,700)
Plus: deferred tax liability related to intangible assets	123,484
Excess of purchase price over net assets acquired, allocated to goodwill	$356,786
The Company's estimates of the economic lives of the acquired intangible assets are 20 years for the advisor relationships, 18 years for the sponsor relationships, 4 years for the curriculum, 6 years for the proprietary technology, and the trade name is estimated to have an indefinite life. Goodwill consists largely of the increased cross-serving opportunities and expanded addressable markets for both HD Vest and TaxAct, neither of which apply for separate recognition, and is not expected to be deductible for income tax purposes.
The primary areas of the acquisition accounting that are not yet finalized relate to income and non-income based taxes, certain contingent liability matters, indemnification assets, and residual goodwill. In the third quarter of 2016, the Company recorded a $1.4 million increase to net assets acquired and a corresponding decrease to goodwill, predominantly related to the finalization of federal tax returns for pre-acquisition tax periods.
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
The gross contractual amount of accounts receivable, including commissions receivable, acquired was $21.6 million and has been substantially collected as of September 30, 2016.
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

	Three months ended September 30, 2015	Nine months ended September 30, 2015
Revenue	$82,852	$352,449
Income (loss) from continuing operations	$(12,648)	$2,459
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
On August 9, 2016, the Company closed on an agreement with OpenMail, under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment. Of this amount, $44.7 million was received in the third quarter of 2016 and included in "Net cash provided (used) by investing activities from discontinued operations" in the consolidated statements of cash flows, and the remaining $0.5 million should be received in the fourth quarter of 2016. The Company used all of the proceeds to pay down debt. Under a separate agreement, the Company is subleasing to InfoSpace the office space that InfoSpace is using currently. The rent payments and September 2020 termination date are consistent with the underlying non-cancelable operating lease. See "Note 9: Commitments and Contingencies" for additional information.

Summarized financial information for discontinued operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Major classes of items in net income (loss):
Revenues	$53,721	$81,906	$209,108	$263,740
Operating expenses	(50,952)	(79,514)	(192,874)	(250,390)
Other loss, net	(415)	(195)	(844)	(2,469)
Income from discontinued operations before income taxes	2,354	2,197	15,390	10,881
Loss on classification as held-for-sale before income taxes	(29,463)	—	(46,463)	—
Loss on sale of discontinued operations before income taxes	(46)	—	(21,571)	—
Discontinued operations, before income taxes	(27,155)	2,197	(52,644)	10,881
Income tax expense	(13,373)	(600)	(5,337)	(3,759)
Discontinued operations, net of income taxes	$(40,528)	$1,597	$(57,981)	$7,122

	September 30, 2016	December 31, 2015
Major classes of assets and liabilities:
Cash	$2,282	$2,158
Accounts receivable, net of allowance	5,423	26,352
Inventories	33,856	43,480
Other current assets	3,289	3,182
Property and equipment, net	7,479	9,824
Goodwill, net	—	67,201
Other intangible assets, net	17,790	59,006
Other long-term assets	313	460
Total assets of discontinued operations	$70,432	$211,663

Accounts payable	$11,502	$33,295
Other current liabilities	5,665	15,622
Debt (net of discount and including short-term and long-term portions)	16,000	25,000
Deferred tax liability, net	4,363	13,816
Other long-term liabilities	9	542
Total liabilities of discontinued operations	$37,539	$88,275
Assets and liabilities of discontinued operations are reported at the lower of carrying value or fair value less cost to sell, the latter of which results in a “loss on classification as held-for-sale.” Fair value is determined by estimating the most likely sale price with a third-party buyer, which is a significant input not observable in the market and, therefore, classified in Level 3 of the fair value hierarchy.
Debt is discussed further below in the related subsection of this note.

Business exit costs: In conjunction with the Strategic Transformation, the Company expects to incur business exit costs of approximately $4.5 million. Of this amount, $3.6 million has been recorded through September 30, 2016, with the vast majority of these costs recorded in discontinued operations. The remaining costs are contingent upon the sale of the E-Commerce business and will be recorded at the time of sale. The following table summarizes the activity in the business exit cost liability (in thousands):

Employee-Related Costs
Balance at December 31, 2015	$994
Charges	2,609
Payments	(3,136)
Balance at September 30, 2016	$467
Debt: The debt in discontinued operations consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Monoprice 2013 credit facility	$16,000	$25,000
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
Monoprice initially borrowed $50.0 million under the credit facility, from both the revolving credit loan and the term loan, and had net repayment activity of $9.0 million and $12.0 million during the nine months ended September 30, 2016 and 2015, respectively. Monoprice has the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $1.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.1 million and any whole multiple of $0.1 million in excess thereof). In accordance with this provision, Monoprice repaid the outstanding amount under the term loan in full in 2015, which was included in the repayment activity for 2015 and resulted in the write-down of the remaining unamortized discount and debt issuance costs related to the term loan. Amounts remain outstanding under the revolving credit loan, which continues to be available to Monoprice through its final maturity date.
The interest rate is variable, based upon, at the election of Monoprice, either LIBOR plus a margin of between 2.75% and 3.25%, payable each interest period, or a variable rate plus a margin of between 1.75% and 2.25%, payable quarterly. In each case, the applicable margin within the range depends upon Monoprice’s ratio of leverage to EBITDA. The credit facility includes financial and operating covenants with respect to certain ratios, including leverage ratio and fixed charge coverage ratio, which are defined further in the agreement. As of September 30, 2016, Monoprice was in compliance with all of the financial and operating covenants. As of September 30, 2016, the credit facility’s principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
Note 5: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance at December 31, 2015	$356,386	$192,573	$548,959
Purchase accounting adjustment	400	—	400
Foreign currency translation adjustment	—	223	223
Balance at September 30, 2016	$356,786	$192,796	$549,582
The purchase accounting adjustment primarily related to the final working capital adjustment and the finalization of federal tax returns associated with the acquisition of HD Vest as described in "Note 3: Business Combinations."

Intangible assets other than goodwill consisted of the following (in thousands):

	September 30, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$101,697	$(59,203)	$42,494	$101,681	$(49,664)	$52,017
Advisor relationships	240,300	(12,854)	227,446	240,300	—	240,300
Sponsor relationships	16,500	(687)	15,813	16,500	—	16,500
Curriculum	800	(150)	650	800	—	800
Technology	43,978	(31,741)	12,237	43,948	(29,270)	14,678
Total definite-lived intangible assets	403,275	(104,635)	298,640	403,229	(78,934)	324,295
Indefinite-lived intangible assets:
Trade names	72,000	—	72,000	72,000	—	72,000
Total	$475,275	$(104,635)	$370,640	$475,229	$(78,934)	$396,295
Amortization expense was as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Statement of comprehensive income line items:
Cost of revenue	$49	$1,911	$765	$5,636
Amortization of other acquired intangible assets	8,297	3,195	24,929	9,566
Total	$8,346	$5,106	$25,694	$15,202
Expected amortization of definite-lived intangible assets held as of September 30, 2016 is as follows (in thousands):

	2016	2017	2018	2019	2020	Thereafter	Total
Statement of comprehensive income line items:
Cost of revenue	$48	$193	$96	$—	$—	$—	$337
Amortization of other acquired intangible assets	8,309	33,173	32,863	32,627	20,274	171,057	298,303
Total	$8,357	$33,366	$32,959	$32,627	$20,274	$171,057	$298,640
The weighted average amortization periods for definite-lived intangible assets are as follows: 40 months for customer relationships, 231 months for advisor relationships, 207 months for sponsor relationships, 39 months for curriculum, 62 months for technology, and 195 months for total definite-lived intangible assets.

Note 6: Fair Value Measurements
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2016	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S. government securities	$4,306	$—	$4,306	$—
Money market and other funds	5,432	—	5,432	—
Commercial paper	2,500	—	2,500	—
Time deposits	659	—	659	—
Total cash equivalents	12,897	—	12,897	—
Available-for-sale investments:
Debt securities:
U.S. government securities	1,998	—	1,998	—
Commercial paper	1,995	—	1,995	—
Time deposits	499	—	499	—
Total debt securities	4,492	—	4,492	—
Total assets at fair value	$17,389	$—	$17,389	$—

Acquisition-related contingent consideration liability	$3,500	$—	$—	$3,500
Total liabilities at fair value	$3,500	$—	$—	$3,500

		Fair value measurements at the reporting date using
	December 31, 2015	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$5,410	$—	$5,410	$—
Available-for-sale investments:
Debt securities:
U.S. government securities	11,301	—	11,301	—
Total assets at fair value	$16,711	$—	$16,711	$—

Acquisition-related contingent consideration liability	$2,951	$—	$—	$2,951
Total liabilities at fair value	$2,951	$—	$—	$2,951
The Company also had financial instruments that were not measured at fair value. See "Note 7: Debt" for details.

A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance at December 31, 2015	$2,951
Revaluation	391
Foreign currency transaction loss	158
Balance at September 30, 2016	$3,500
The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 3: Business Combinations"), and the related payments are expected to occur annually beginning in 2017 and continuing through 2019. As of September 30, 2016, the Company could be required to pay up to an undiscounted amount of $3.5 million. The Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated revenues or an increase in the discount rate would decrease the fair value of the contingent consideration liability. As of September 30, 2016, the Company recorded approximately $0.9 million in "Accrued expenses and other current liabilities" and $2.6 million in “Other long-term liabilities” on the consolidated balance sheets.
The contractual maturities of the debt securities classified as available-for-sale at September 30, 2016 and December 31, 2015 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance at September 30, 2016	$4,491	$2	$(1)	$4,492
Balance at December 31, 2015	$11,316	$—	$(15)	$11,301
The Company had non-recurring Level 3 fair value measurements in 2016 related to the repurchase of its Convertible Senior Notes. See "Note 7: Debt" for details.
Note 7: Debt
The Company’s debt consisted of the following (in thousands):

	September 30, 2016				December 31, 2015
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
TaxAct - HD Vest 2015 credit facility	$295,000	$(8,260)	$(6,139)	$280,601	$400,000	$(12,000)	$(8,919)	$379,081
Convertible Senior Notes	172,859	(7,830)	(2,005)	163,024	201,250	(12,207)	(3,125)	185,918
Note payable, related party	6,400	—	—	6,400	6,400	—	—	6,400
Total debt	$474,259	$(16,090)	$(8,144)	$450,025	$607,650	$(24,207)	$(12,044)	$571,399
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
TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $105.0 million during the nine months ended September 30, 2016. Principal payments on the term loan are payable quarterly and will be between 0.625% and 1.875% of outstanding principal, depending upon TaxAct and HD Vest's combined net leverage of

EBITDA ratio. The interest rate on the term loan is variable at the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.00%, plus a margin of 6.00%, payable at the end of each interest period.
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
TaxAct and HD Vest have the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $5.0 million or any whole multiple of $1.0 million in excess thereof, except for prepayments through December 31, 2016 which carry a premium of 1.00% of the total principal amount outstanding just prior to prepayment. In accordance with this provision, TaxAct and HD Vest prepaid a portion of the credit facility during the nine months ended September 30, 2016, which was included in the repayment activity for 2016 and resulted in the write-down of a portion of the unamortized discount and debt issuance costs. The write-down of the unamortized discount and debt issuance costs were recorded in "Other loss, net" on the consolidated statements of comprehensive income.
The credit facility includes financial and operating covenants, including a net leverage to EBITDA ratio, which are defined further in the agreement. As of September 30, 2016, TaxAct and HD Vest were in compliance with all of the financial and operating covenants.
As of September 30, 2016, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of September 30, 2016, the Notes were not convertible.

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
During the nine months ended September 30, 2016, the Company repurchased $28.4 million of the Notes' principal for cash of $20.7 million. The Company allocated the cash paid first to the liability component of the Notes based on the fair value of the repurchased Notes. The fair value was based on a discounted cash flow analysis of the Notes' principal and related interest payments, using a discount rate that approximated the current market rate for similar debt without conversion rights. The difference between the fair value and net carrying value of the repurchased Notes was recognized as a gain, since the Notes were repurchased below par value, and recorded in "Other loss, net" on the consolidated statements of comprehensive income. No amount was allocated to the equity component of the Notes, since the fair value of the liability component exceeded the cash paid.

The following table sets forth total interest expense related to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Contractual interest expense (Cash)	$1,836	$2,138	$5,782	$6,415
Amortization of debt issuance costs (Non-cash)	231	249	704	735
Accretion of debt discount (Non-cash)	901	975	2,749	2,873
Total interest expense	$2,968	$3,362	$9,235	$10,023
Effective interest rate of the liability component	7.32%	7.32%	7.32%	7.32%
The fair value of the principal amount of the Notes as of September 30, 2016 was $164.2 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
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
Note 8: Redeemable Noncontrolling Interests
A reconciliation of redeemable noncontrolling interests is as follows (in thousands):

Balance at December 31, 2015	$15,038
Net income attributable to noncontrolling interests	426
Balance at September 30, 2016	$15,464
The redemption amount at September 30, 2016 was $10.9 million.
Note 9: Commitments and Contingencies
Except for the debt repayments and repurchases (as discussed further in "Note 7: Debt") and estimated total sublease income of $3.2 million (related to the sublease agreement with InfoSpace as discussed further in "Note 4: Discontinued Operations"), there have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations and commitments specified in "Note 9: Commitments and Contingencies" in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.
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
On March 5, 2015, Remigius Shatas filed a shareholder derivative action against Andrew Snyder, a director of the Company, certain companies affiliated with Mr. Snyder, as well as nominal defendant Blucora, in the Superior Court of the State of Washington in and for King County.  Although the Company is a nominal defendant, the plaintiff purports to bring the action on behalf of the Company and thus does not seek monetary damages from the Company.  Instead, the plaintiff alleges improper use of inside information in certain sales of the Company's common stock and seeks to recover from Andrew Snyder and those companies affiliated with Mr. Snyder profits resulting from those allegedly improper sales. On May 15, 2015, the court granted the Company's motion to dismiss the Complaint based on the plaintiffs’ failure to file this matter in the proper court. Subsequently, the plaintiff moved for reconsideration of the Superior Court's decision to grant the motion to dismiss, and on June 5, 2015, that motion for reconsideration was denied.  On June 30, 2015, the plaintiff filed a Notice of Appeal with the Superior Court, indicating plaintiff's intention to appeal to the Washington Court of Appeals, Division I. On September 14, 2015, the plaintiff filed a motion with the Washington Court of Appeals to add an additional plaintiff, which the court subsequently denied on October 19, 2015.  In connection with the appeal, the Company filed a motion to dismiss the appeal on the grounds that plaintiff lacked standing at all points relevant the lawsuit.  The appeal and the Company’s motion have been fully-briefed and were argued before the Washington Court of Appeals on April 11, 2016.  On October 17, 2016, the Court of Appeals, in an unpublished opinion reversed the dismissal of this action and remanded it back to the trial court for further proceedings. In its order, the Court of Appeals declined to rule on a number of issues relating to the issue of proper venue and further denied the motion to dismiss relating to the plaintiff’s standing, finding that the record was not fully developed enough for the Court of Appeals to rule on these issues and noted that these issues may be litigated before the trial court on remand.
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
Note 10: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units (“RSUs”), and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Cost of revenue	$52	$23	$117	$71
Engineering and technology	434	112	1,167	336
Sales and marketing	661	230	1,688	610
General and administrative	2,217	1,709	7,644	4,957
Total in continuing operations	$3,364	$2,074	$10,616	$5,974
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Stock options exercised	—	25	140	245
RSUs vested	102	40	426	209
Shares purchased pursuant to ESPP	114	51	191	103
Total	216	116	757	557
Stock repurchase program: In February 2013, the Company’s Board of Directors approved a stock repurchase program whereby the Company could purchase its common stock in open-market transactions. The repurchase period concluded in May 2016. Repurchased shares were retired and resumed the status of authorized but unissued shares of common stock. During the nine months ended September 30, 2016, the Company purchased no shares. During the nine months ended September 30, 2015, the Company purchased 0.5 million shares at a total cost of approximately $7.0 million and an average price of $14.46 per share, exclusive of purchase and administrative costs.
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
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Revenue:
Wealth Management	$80,088	$—	$233,496	$—
Tax Preparation	3,149	2,875	135,614	114,843
Total revenue	83,237	2,875	369,110	114,843
Operating income (loss):
Wealth Management	11,628	—	32,458	—
Tax Preparation	(4,382)	(2,542)	72,987	61,493
Corporate-level activity	(17,754)	(13,512)	(54,153)	(37,622)
Total operating income (loss)	(10,508)	(16,054)	51,292	23,871
Other loss, net	(11,453)	(3,080)	(29,883)	(9,109)
Income tax benefit (expense)	8,537	6,926	(8,899)	(5,144)
Discontinued operations, net of income taxes	(40,528)	1,597	(57,981)	7,122
Net income (loss)	$(53,952)	$(10,611)	$(45,471)	$16,740
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

The computation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Numerator:
Income (loss) from continuing operations	$(13,424)	$(12,208)	$12,510	$9,618
Net income attributable to noncontrolling interests	(167)	—	(426)	—
Income (loss) from continuing operations attributable to Blucora, Inc.	(13,591)	(12,208)	12,084	9,618
Income (loss) from discontinued operations attributable to Blucora, Inc.	(40,528)	1,597	(57,981)	7,122
Net income (loss) attributable to Blucora, Inc.	$(54,119)	$(10,611)	$(45,897)	$16,740
Denominator:
Weighted average common shares outstanding, basic	41,635	40,950	41,404	40,952
Dilutive potential common shares	—	—	925	959
Weighted average common shares outstanding, diluted	41,635	40,950	42,329	41,911
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$(0.33)	$(0.30)	$0.29	$0.23
Discontinued operations	(0.97)	0.04	(1.40)	0.18
Basic net income (loss) per share	$(1.30)	$(0.26)	$(1.11)	$0.41
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$(0.33)	$(0.30)	$0.29	$0.23
Discontinued operations	(0.97)	0.04	(1.37)	0.17
Diluted net income (loss) per share	$(1.30)	$(0.26)	$(1.08)	$0.40
Shares excluded	10,246	6,195	6,317	2,950
Shares excluded primarily related to the antidilutive effect of a net loss (for the three months ended September 30, 2016 and 2015) and stock options with an exercise price greater than the average price during the applicable periods.
As more fully discussed in "Note 7: Debt," in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. The Company expects to have the liquidity to satisfy conversion of the Notes' principal for cash based upon cash on hand, net cash flows from operations, and cash available through the credit facility. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeds the conversion price of the Notes, which did not occur during the three months ended September 30, 2016 and 2015.
Note 13: Subsequent Event
On October 27, 2016, Blucora announced plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas as part of the Strategic Transformation and “One Company” operating model. The actions to relocate corporate headquarters are intended to drive efficiencies, improve operational effectiveness, and deliver cost savings over time. The Company expects to incur restructuring charges between $7.5 million and $11.3 million, of which we estimate $1.9 million to $2.6 million are non-cash expenses. Such range primarily includes severance and costs to exit the leased facility in Bellevue, as well as loss on disposal of property and equipment, primarily driven by leasehold improvements, and other move-related expenses. In addition, the Company expects to incur costs between $3.0 million and $4.0 million associated with expenses that do not qualify for restructuring classification, such as recruiting and overlap in personnel expenses as we transition positions to Irving, Texas. We expect that the majority of these costs will be incurred over the next three quarters.

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
Blucora also operated an internet Search and Content business and continues to operate an E-Commerce business. The Search and Content business operated through the InfoSpace LLC subsidiary (“InfoSpace”) and provided search services to users of our owned and operated and distribution partners' web properties, as well as online content through HowStuffWorks (“HSW”). The E-Commerce business consists of the operations of Monoprice, Inc. (“Monoprice”) and sells self-branded electronics and accessories to both consumers and businesses. See further information regarding these businesses under "Strategic Transformation" below.
Strategic Transformation
On October 14, 2015, we announced our plans to focus on the technology-enabled financial solutions market (the “Strategic Transformation”). Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest, and our intention to divest our Search and Content and E-Commerce businesses. The transformation will, among other things, result in fewer support requirements and, therefore, reduced corporate operating expenses. We also expect our capital allocation priority in the near-term to be to pay down debt, which includes using all of the net divestiture proceeds from the sales of the Search and Content business and the E-Commerce business to pay down the new TaxAct - HD Vest 2015 credit facility. The elements of our Strategic Transformation are described in more detail below. For a discussion of the associated risks, see the sections under the heading "Risks Associated With our Strategic Transformation" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Acquisition: On December 31, 2015, we acquired HD Vest for $613.7 million, including cash acquired of $38.9 million and after a $1.8 million final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and is expected to be synergistic with TaxAct as a result of cross-serving opportunities and an expanded addressable market for both HD Vest and TaxAct. The acquisition was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility, under which we borrowed $400.0 million. During the last half of 2015, we incurred transaction costs of $11.0 million.
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
On August 9, 2016, we closed on an agreement with OpenMail LLC (“OpenMail”), under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment. Of this amount, $44.7 million was received in the third quarter of 2016, and the remaining $0.5 million should be received in the fourth quarter of 2016. We used all of the proceeds to pay down debt.
We expect to incur business exit costs of approximately $4.5 million. Of this amount, $3.6 million has been recorded through September 30, 2016, with the vast majority of these costs recorded in discontinued operations. The remaining costs are contingent upon the sale of the E-Commerce business and will be recorded at the time of sale.
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
HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. The company primarily recruits independent tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest's business model provides an open-architecture investment platform and technology tools to help financial advisors identify investment opportunities for their clients, while the long-standing tax advisory relationships provide a large client base of possible investment clients. This results in an experienced and stable network of financial advisors, who have multiple revenue-generating options to diversify their earnings sources.
Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the SEC, FINRA, the DOL, state securities and insurance regulators, and other regulatory authorities. For additional information regarding the potential impact of governmental regulation on our operations and results, see the Risk Factor "Increased government regulation of our business may harm our operating results" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
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
Seasonality
Our Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue.
Comparability
We reclassified certain amounts related to discontinued operations. See "Note 4: Discontinued Operations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information.
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Percentage Change	2016	2015	Percentage Change
Revenue	$83,237	$2,875	2,795%	$369,110	$114,843	221%
Operating income (loss)	$(10,508)	$(16,054)	(35)%	$51,292	$23,871	115%
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Total revenues increased approximately $80.4 million due to increases of $80.1 million and $0.3 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively.
Operating loss decreased approximately $5.5 million, consisting of the $80.4 million increase in revenue and offset by a $74.8 million increase in operating expenses. Key changes in operating expenses were:

•	$68.5 million increase in the Wealth Management segment’s operating expenses due to the timing of the HD Vest acquisition.

•
$2.1 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spending on marketing, higher professional services fees mostly related to development projects, and, to a lesser extent, higher personnel expenses resulting from overall increased headcount supporting most functions.

•
$4.2 million increase in corporate-level expense activity, primarily due to higher amortization expense related to HD Vest acquisition-related intangible assets, higher stock-based compensation mainly related to a net increase in stock award grants (including to HD Vest employees), higher depreciation expense mainly related to HD Vest fixed assets, and costs incurred as part of our Strategic Transformation, offset by lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016 and lower acquisition-related costs due to professional services fees and other direct transaction costs incurred in the prior year related to the HD Vest acquisition.
Segment results are discussed in the next section.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Total revenues increased approximately $254.3 million due to increases of $233.5 million and $20.8 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively.
Operating income increased approximately $27.4 million, consisting of the $254.3 million increase in revenue and offset by a $226.8 million increase in operating expenses. Key changes in operating expenses were:

•	$201.0 million increase in the Wealth Management segment’s operating expenses due to the timing of the HD Vest acquisition.

•
$9.3 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spending on marketing, higher personnel expenses resulting from overall increased headcount supporting most functions, higher data center costs mostly related to third-party technology fees (software support and maintenance, bandwidth and hosting, and professional services), higher third-party costs associated with additional features in the current year offerings, and an increase in professional services fees mostly related to development projects.

•	$16.5 million increase in corporate-level expense activity, primarily due to the same factors described above that impacted the quarterly period.
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

(In thousands, except percentages)	Three months ended September 30,	Nine months ended September 30,
	2016	2016
Revenue	$80,088	$233,496
Operating income	$11,628	$32,458
Segment margin	15%	14%
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

Sources of revenue

(In thousands)			Three months ended September 30,	Nine months ended September 30,
	Sources of Revenue	Primary Drivers	2016	2016
Advisor-driven	Commission	- Transactions - Asset levels	$38,962	$111,070
	Advisory	- Advisory asset levels	32,705	95,759
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	5,476	16,689
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	2,945	9,978
	Total revenue		$80,088	$233,496
	Total recurring revenue		$62,543	$183,772
	Recurring revenue rate		78.1%	78.7%
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
Business metrics

(In thousands, except percentages and as otherwise indicated)	September 30, 2016
Total Assets Under Administration ("AUA")	$38,482,620
Advisory Assets Under Management ("AUM")	$10,204,448
Percentage of total AUA	26.5%
Number of advisors (in ones)	4,568
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

(In thousands)	Three months ended September 30,	Nine months ended September 30,
	2016	2016
By product category:
Mutual funds	$20,196	$59,021
Variable annuities	12,395	35,725
Insurance	3,689	8,836
General securities	2,682	7,488
Total commission revenue	$38,962	$111,070

By sales-based and trailing:
Sales-based	$16,925	$47,703
Trailing	22,037	63,367
Total commission revenue	$38,962	$111,070

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
The activity within our advisory assets under management was as follows:

(In thousands)	Three months ended September 30,	Nine months ended September 30,
	2016	2016
Balance, beginning of the period	$9,814,232	$9,692,244
Net increase (decrease) in new advisory assets	131,982	(1,357)
Market impact and other	258,234	513,561
Balance, end of the period	$10,204,448	$10,204,448
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
Tax Preparation

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Percentage Change	2016	2015	Percentage Change
Revenue	$3,149	$2,875	10%	$135,614	$114,843	18%
Operating income (loss)	$(4,382)	$(2,542)	72%	$72,987	$61,493	19%
Segment margin	(139)%	(88)%		54%	54%
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
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Tax Preparation revenue was comparable to the prior period.
Tax Preparation operating loss increased approximately $1.8 million, due mainly to a $2.1 million increase in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing, an increase in professional services fees mostly related to development projects, and, to a lesser extent, an increase in personnel expenses resulting from overall higher headcount supporting most functions.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Tax Preparation revenue increased approximately $20.8 million primarily due to growth in revenue earned from online consumer users, increased sales of ancillary services, and increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from the re-packaging of our offerings and related price increases for tax year 2015. Revenue derived from professional tax preparers also contributed to the increase, primarily due to an increase in the number of professional preparer units sold.
Tax Preparation operating income increased approximately $11.5 million, consisting of the $20.8 million increase in revenue and offset by a $9.3 million increase in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing, an increase in personnel expenses resulting from overall higher headcount supporting most functions, increased data center costs mostly related to third-party technology fees (software support and maintenance, bandwidth and hosting, and professional services), increased third-party costs associated with additional features in the current year offerings, and an increase in professional services fees mostly related to development projects.
Corporate-Level Activity

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Operating expenses	$4,907	$4,433	$474	$14,066	$13,471	$595
Stock-based compensation	3,364	2,074	1,290	10,616	5,974	4,642
Acquisition-related costs	—	1,314	(1,314)	391	1,314	(923)
Depreciation	1,137	585	552	3,386	1,661	1,725
Amortization of acquired intangible assets	8,346	5,106	3,240	25,694	15,202	10,492
Total corporate-level activity	$17,754	$13,512	$4,242	$54,153	$37,622	$16,531
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
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Operating expenses included in corporate-level activity increased primarily due to costs incurred as part of our Strategic Transformation.
Stock-based compensation increased primarily due to a net increase in stock award grants (including to HD Vest employees).
Acquisition-related costs include professional services fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The decrease relates to professional services fees and other direct transaction costs incurred in the prior year related to the HD Vest acquisition.
Depreciation increased primarily due to depreciation expense on HD Vest fixed assets.
Amortization of acquired intangible assets increased primarily due to amortization expense on HD Vest acquisition-related intangible assets, offset by lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.

Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Operating expenses included in corporate-level activity increased primarily due to costs incurred as part of our Strategic Transformation, offset by lower headcount.
Stock-based compensation, depreciation, and amortization of acquired intangible assets were affected by the same factors described above that impacted the quarterly period.
Acquisition-related costs decreased due to professional services fees and other direct transaction costs incurred in the prior year related to the HD Vest acquisition, offset by changes in the fair value of the SimpleTax contingent consideration liability, which was revalued in the second quarter of 2016.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Wealth management services cost of revenue	$54,921	$—	$54,921	$158,213	$—	$158,213
Tax preparation services cost of revenue	1,319	1,170	149	6,549	4,680	1,869
Amortization of acquired technology	49	1,911	(1,862)	765	5,636	(4,871)
Total cost of revenue	$56,289	$3,081	$53,208	$165,527	$10,316	$155,211
Percentage of revenue	68%	107%		45%	9%
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
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Wealth management services cost of revenue increased due to the timing of the HD Vest acquisition.
Tax preparation services cost of revenue was comparable to the prior period.
Amortization of acquired technology decreased due to amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
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
Amortization of acquired technology was affected by the same factor described above that impacted the quarterly period.

Engineering and Technology

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Engineering and technology	$4,588	$1,251	$3,337	$12,842	$3,471	$9,371
Percentage of revenue	6%	44%		3%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Engineering and technology expenses increased, of which $2.3 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $0.6 million increase in personnel expenses, mainly related to higher stock-based compensation due to an increase in stock award grants (including to HD Vest employees) and higher headcount in our Tax Preparation business, and an increase in professional services fees mostly related to Tax Preparation development projects.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Engineering and technology expenses increased, of which $6.6 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $2.2 million increase in personnel expenses, which were affected by the same factors described above that impacted the quarterly period, and, to a lesser extent, an increase in professional services fees mostly related to Tax Preparation development projects.
Sales and Marketing

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Sales and marketing	$11,965	$2,113	$9,852	$75,715	$42,824	$32,891
Percentage of revenue	14%	73%		21%	37%
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
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Sales and marketing expenses increased, of which $8.1 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $1.1 million increase in marketing expenses and a $0.6 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing in our Tax Preparation business. Personnel expenses increased primarily due to higher stock-based compensation with an increase in stock award grants (including to HD Vest employees) and higher headcount in our Tax Preparation business.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Sales and marketing expenses increased, of which $26.6 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $4.3 million increase in marketing expenses and a $1.7 million increase in personnel expenses, both of which were affected by the same factors described above that impacted the quarterly period.

General and Administrative

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
General and administrative	$11,638	$8,895	$2,743	$35,899	$23,694	$12,205
Percentage of revenue	14%	309%		10%	21%
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
Three months ended September 30, 2016 compared with three months ended September 30, 2015
G&A expenses increased, of which $3.2 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $0.9 million net increase in personnel expenses, which included higher stock-based compensation, mainly related to a net increase in stock award grants (including to HD Vest employees), and costs incurred related to our Strategic Transformation. These increases were offset by a $1.3 million decrease in acquisition-related costs due to professional services fees and other direct transaction costs incurred in the prior year related to the HD Vest acquisition.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
G&A expenses increased, of which $9.6 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $3.4 million net increase in personnel expenses, which was affected by the same factors described above that impacted the quarterly period and offset by lower headcount. These increases were offset by a $0.9 million net decrease in acquisition-related costs due to professional services fees and other direct transaction costs incurred in the prior year related to the HD Vest acquisition, offset by changes in the fair value of the SimpleTax contingent consideration liability, which was revalued in the second quarter of 2016.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Depreciation	$968	$394	$574	$2,906	$1,101	$1,805
Amortization of acquired intangible assets	8,297	3,195	5,102	24,929	9,566	15,363
Total	$9,265	$3,589	$5,676	$27,835	$10,667	$17,168
Percentage of revenues	11%	125%		8%	9%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended September 30, 2016 compared with three months ended September 30, 2015
Depreciation increased primarily due to depreciation expense on HD Vest fixed assets.
Amortization of acquired intangible assets increased primarily due to amortization expense on HD Vest acquisition-related intangible assets.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Depreciation and amortization of acquired intangible assets were affected by the same factors described above that impacted the quarterly period.

Other Loss, Net

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Interest income	$(18)	$(170)	$152	$(54)	$(430)	$376
Interest expense	7,824	2,203	5,621	25,396	6,833	18,563
Amortization of debt issuance costs	413	286	127	1,440	842	598
Accretion of debt discounts	1,099	975	124	3,599	2,873	726
(Gain) loss on debt extinguishment and modification expense	2,205	—	2,205	(641)	—	(641)
Gain on third party bankruptcy settlement	(84)	(224)	140	(128)	(1,066)	938
Other	14	10	4	271	57	214
Other loss, net	$11,453	$3,080	$8,373	$29,883	$9,109	$20,774
Three months ended September 30, 2016 compared with three months ended September 30, 2015
The increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015.
The increase in loss on debt extinguishment and modification expense related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in the third quarter of 2016, which resulted in the write-down of a portion of the unamortized debt discount and issuance costs.
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
Interest expense, amortization of debt issuance costs, accretion of debt discounts, and gain on third party bankruptcy settlement were affected by the same factors described above that impacted the quarterly period.
The gain on debt extinguishment and modification expense primarily related to the repurchase of a portion of the Convertible Senior Notes below par value during the first quarter of 2016. This was offset by a loss on debt extinguishment and modification expense related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in 2016, which resulted in the write-down of a portion of the unamortized debt discount and issuance costs. Further detail is as follows:

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Gain on Convertible Senior Notes repurchased	$—	$—	$—	$(7,724)	$—	$(7,724)
Accelerated accretion of debt discount on Convertible Senior Notes	—	—	—	1,628	—	1,628
Accelerated amortization of debt issuance costs on Convertible Senior Notes	—	—	—	416	—	416
Accelerated accretion of debt discount and amortization of debt issuance costs on TaxAct - HD Vest 2015 credit facility	2,205	—	2,205	5,039	—	5,039
Total (gain) loss on debt extinguishment and modification expense	$2,205	$—	$2,205	$(641)	$—	$(641)
Income Taxes
We recorded income tax benefit of $8.5 million and expense of $8.9 million in the three and nine months ended September 30, 2016, respectively. Income taxes differed from taxes at the statutory rates in 2016 primarily due to the domestic manufacturing deduction, offset by non-deductible compensation and state income taxes. We recorded income tax benefit of $6.9 million and expense of $5.1 million in the three and nine months ended September 30, 2015, respectively. Income taxes did not differ materially from taxes at the statutory rates in 2015.
Discontinued Operations, Net of Income Taxes

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2016	2015	Change	2016	2015	Change
Discontinued operations, net of income taxes	$(40,528)	$1,597	$(42,125)	$(57,981)	$7,122	$(65,103)
On October 14, 2015, we announced our Strategic Transformation, which includes plans to divest the Search and Content and E-Commerce businesses. Our results of operations reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Amounts in discontinued operations include previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to the Search and Content and E-Commerce businesses. In addition, discontinued operations included a loss on classification as held-for-sale of $29.5 million and $46.5 million for the three and nine months ended September 30, 2016, respectively, to record net assets at their fair value less cost to sell.
On August 9, 2016, we closed on an agreement with OpenMail, under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment. As a result, we recognized a $21.6 million loss on sale of discontinued operations for the nine months ended September 30, 2016.
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
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA differently for this report than we have defined it in the past, due to the impact of noncontrolling interests from the HD Vest acquisition that we began recognizing in the first quarter of 2016, the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015, and acquisition-related costs in connection with the HD Vest and SimpleTax acquisitions that we would not have otherwise incurred as part of our business operations. Acquisition-related costs include professional services fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The HD Vest acquisition closed in the fourth quarter of 2015 and resulted in significant transaction costs. The SimpleTax acquisition included contingent consideration, for which the fair value of that liability was revalued in the second quarter of 2016. We define Adjusted EBITDA as operating income (loss), determined in accordance with GAAP, excluding the effects of depreciation, amortization of acquired intangible assets (including acquired technology), stock-based compensation, and acquisition-related costs.
We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss). Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to operating income (loss), which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Operating income (loss)	$(10,508)	$(16,054)	$51,292	$23,871
Stock-based compensation	3,364	2,074	10,616	5,974
Depreciation and amortization of acquired intangible assets	9,483	5,691	29,080	16,863
Acquisition-related costs	—	1,314	391	1,314
Adjusted EBITDA	$2,339	$(6,975)	$91,379	$48,022
Three months ended September 30, 2016 compared with three months ended September 30, 2015
The increase in Adjusted EBITDA primarily was due to an increase in segment operating income of $11.6 million related to our Wealth Management segment, offset by a decrease in segment operating income of $1.8 million related to our Tax Preparation segment. Also offsetting the increase in Adjusted EBITDA was a $0.5 million increase in corporate operating expenses not allocated to the segments.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
The increase in Adjusted EBITDA primarily was due to increases in segment operating income of $32.5 million and $11.5 million related to our Wealth Management and Tax Preparation segments, respectively. Offsetting the increase in Adjusted EBITDA was a $0.6 million increase in corporate operating expenses not allocated to the segments.
Non-GAAP net income (loss): We define non-GAAP net income (loss) differently for this report than we have defined it in the past, due to the impact of noncontrolling interests from the HD Vest acquisition that we began recognizing in the first quarter of 2016, the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015, and acquisition-related costs in connection with the HD Vest and SimpleTax acquisitions that we would not have otherwise incurred as part of our business operations. Acquisition-related costs are described further under Adjusted EBITDA above. For this report, we define non-GAAP net income (loss) as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on the Convertible Senior Notes, gain on Convertible Senior Notes repurchased, acquisition-related costs, discontinued operations, the impact of noncontrolling interests, and the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
We believe that non-GAAP net income (loss) and non-GAAP net income (loss) per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income (loss) and non-GAAP net income (loss) per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income (loss) should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss). Other companies may calculate non-GAAP net income differently, and, therefore, our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2016	2015	2016	2015
Net income (loss) attributable to Blucora, Inc.	$(54,119)	$(10,611)	$(45,897)	$16,740
Discontinued operations, net of income taxes	40,528	(1,597)	57,981	(7,122)
Stock-based compensation	3,364	2,074	10,616	5,974
Amortization of acquired intangible assets	8,346	5,106	25,694	15,202
Accretion of debt discount on Convertible Senior Notes	901	975	2,749	2,873
Accelerated accretion of debt discount on Convertible Senior Notes	—	—	1,628	—
Gain on Convertible Senior Notes repurchased	—	—	(7,724)	—
Acquisition-related costs	—	1,314	391	1,314
Impact of noncontrolling interests	167	—	426	—
Cash tax impact of adjustments to GAAP net income	(17)	(196)	244	(297)
Non-cash income tax (benefit) expense	(9,312)	(6,984)	6,460	4,970
Non-GAAP net income (loss)	$(10,142)	$(9,919)	$52,568	$39,654

Per diluted share:
Net income (loss) attributable to Blucora, Inc.	$(1.30)	$(0.26)	$(1.08)	$0.40
Discontinued operations, net of income taxes	0.97	(0.04)	1.37	(0.17)
Stock-based compensation	0.08	0.05	0.25	0.14
Amortization of acquired intangible assets	0.21	0.13	0.60	0.37
Accretion of debt discount on Convertible Senior Notes	0.02	0.02	0.06	0.07
Accelerated accretion of debt discount on Convertible Senior Notes	—	—	0.04	—
Gain on Convertible Senior Notes repurchased	—	—	(0.18)	—
Acquisition-related costs	—	0.03	0.01	0.03
Impact of noncontrolling interests	0.00	—	0.01	—
Cash tax impact of adjustments to GAAP net income	(0.00)	(0.00)	0.01	(0.01)
Non-cash income tax (benefit) expense	(0.22)	(0.17)	0.15	0.12
Non-GAAP net income (loss)	$(0.24)	$(0.24)	$1.24	$0.95
Weighted average shares outstanding used in computing per diluted share amounts	41,635	40,950	42,329	41,911
Three months ended September 30, 2016 compared with three months ended September 30, 2015
The increase in non-GAAP net loss primarily was due to (i) a $5.9 million increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts, mainly related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015, (ii) a $2.2 million loss on debt extinguishment and modification expense, related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in the third quarter of 2016, (iii) a $0.6 million increase in depreciation expense, mainly related to depreciation expense on HD Vest fixed assets, (iv) a $0.5 million increase in cash income tax expense, mainly related to the addition of HD Vest, and (v) a $0.5 million increase in corporate operating expenses not allocated to the segments. Further contributing was a decrease in segment operating income of $1.8 million related to our Tax Preparation segment, offset by an increase in segment operating income of $11.6 million related to our Wealth Management segment.
Nine months ended September 30, 2016 compared with nine months ended September 30, 2015
The increase in non-GAAP net income primarily was due to increases in segment operating income of $32.5 million and $11.5 million related to our Wealth Management and Tax Preparation segments, respectively. This was offset by (i) a $20.0 million increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts, mainly related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015, (ii) a $5.5 million loss on debt extinguishment and modification expense, mainly related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in 2016, (iii) a $1.7 million increase in depreciation expense, mainly related to depreciation expense on HD Vest fixed assets, (iv) a $1.7 million increase in cash income tax expense, mainly related to the addition of HD Vest, (v) a $0.9 million decrease in gain on third party bankruptcy settlement, and (vi) a $0.6 million increase in corporate operating expenses not allocated to the segments.
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of September 30, 2016, we had cash and marketable investments of approximately $75.7 million, consisting of cash and cash equivalents of $71.2 million and available-for-sale investments of $4.5 million. We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at September 30, 2016 had minimal default risk and short-term maturities.
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
On October 14, 2015, we announced our Strategic Transformation, which refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest, plans to divest our Search and Content and E-Commerce businesses, and plans to reduce corporate operating expenses. We also expect our capital allocation priority in the near-term to be to pay down debt, which includes using all of the net divestiture proceeds from the sales of the Search and Content business and the E-Commerce business to pay down the new TaxAct - HD Vest 2015 credit facility. See the "Strategic Transformation" subsection above for additional detail regarding the related use of cash.
On December 31, 2015, TaxAct and HD Vest entered into an agreement for the purposes of financing the HD Vest acquisition and providing future working capital flexibility for TaxAct and HD Vest. The credit facility consists of a $25.0 million revolving credit loan and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are December 31, 2020 and December 31, 2022, respectively. The interest rates on the revolving credit loan and term loan are variable. The credit facility includes financial and operating covenants with respect to certain ratios, including a net leverage to EBITDA ratio, which are defined further in the agreement. We were in compliance with these covenants as of September 30, 2016. TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $105.0 million during the nine months ended September 30, 2016. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On August 30, 2013, TaxAct entered into an agreement to refinance a 2012 credit facility on more favorable terms. TaxAct had repayment activity of $51.9 million during the nine months ended September 30, 2015. This credit facility was repaid in full in the second quarter of 2015 and subsequently closed.
On March 15, 2013, we issued $201.25 million principal amount of Convertible Senior Notes (the “Notes”) and received net proceeds from the offering of approximately $194.8 million. There are no financial or operating covenants relating to the Notes. The Notes mature April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. During the nine months ended September 30, 2016, we repurchased $28.4 million of the Notes' principal for cash of $20.7 million. The Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears beginning on October 1, 2013. As of May 2013, we are permitted to settle any conversion obligation under the Notes in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We expect to have the liquidity to satisfy conversion of the Notes' principal for cash based upon cash on hand, net cash flows from operations, and cash available through the credit facility. We intend to satisfy any conversion premium by issuing shares of our common stock. For further detail, see “Note 7: Debt” of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Our Board of Directors approved a stock repurchase program whereby we could purchase our common stock in open-market transactions. The repurchase period concluded in May 2016. During the nine months ended September 30, 2016, we purchased no shares. During the nine months ended September 30, 2015, we purchased 0.5 million shares at a total cost of approximately $7.0 million and an average price of $14.46 per share, exclusive of purchase and administrative costs. For further detail, see "Note 10: Stockholders’ Equity" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1of this report.
On July 2, 2015, TaxAct acquired SimpleTax for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period.
Contractual Obligations and Commitments
Except for the debt repayments and repurchases (as disclosed in "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report) and sublease income (related to the sublease agreement with InfoSpace as disclosed in "Note 4: Discontinued Operations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report), there have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations and commitments specified in "Note 9: Commitments and Contingencies" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2015.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Nine months ended September 30,
	2016	2015
Net cash provided by operating activities from continuing operations	$70,095	$20,946
Net cash provided by investing activities from continuing operations	2,225	15,488
Net cash used by financing activities from continuing operations	(103,202)	(28,002)
Net cash provided (used) by continuing operations	(30,882)	8,432
Net cash provided by discontinued operations	46,589	912
Effect of exchange rate changes on cash and cash equivalents	(15)	(6)
Net increase in cash and cash equivalents	$15,692	$9,338
Net cash from the operating activities of continuing operations: Net cash from the operating activities of continuing operations consists of income from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $70.1 million and $20.9 million for the nine months ended September 30, 2016 and 2015, respectively. The activity in the nine months ended September 30, 2016 included a $46.8 million working capital contribution and approximately $23.3 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. In addition, we had placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance, and that amount was returned to us in the first quarter of 2016 since it was not achieved (see "Note 3: Business Combinations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information). Lastly, the addition of HD Vest provided further working capital contribution during the period.

The activity in the nine months ended September 30, 2015 included a $37.3 million working capital contribution offset by approximately $16.3 million of income from continuing operations and non-cash adjustments. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity and also was affected by decreases in prepaid expenses and other current assets due to the timing of TaxAct's spending on marketing campaigns for the tax season.
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
Net cash provided by investing activities was $2.2 million and $15.5 million for the nine months ended September 30, 2016 and 2015, respectively. The activity in the nine months ended September 30, 2016 consisted of net cash inflows on our available-for-sale investments of $6.7 million offset by approximately $2.6 million in purchases of property and equipment and payment of the $1.8 million final working capital adjustment on the HD Vest acquisition. The activity in the nine months ended September 30, 2015 consisted of net cash inflows on our available-for-sale investments of $18.1 million offset by approximately $1.7 million for the acquisition of SimpleTax and $0.9 million in purchases of property and equipment.
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
Net cash used by financing activities was $103.2 million and $28.0 million for the nine months ended September 30, 2016 and 2015, respectively. The activity for the nine months ended September 30, 2016 primarily consisted of payments of $105.0 million on the TaxAct - HD Vest credit facility, the $20.7 million repurchase of the Notes, and $1.4 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $21.4 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years and $2.5 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the nine months ended September 30, 2015 primarily consisted of payments of $51.9 million on the TaxAct credit facility (which was closed in 2015), stock repurchases of $7.1 million, and $1.2 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $28.6 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years and $3.6 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the nine months ended September 30, 2016 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, with the following update:
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the nine months ended September 30, 2016. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2015.

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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Our business and operations are substantially dependent on the performance of our key employees. Changes of management or key employees may disrupt operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor, we may not be able to successfully and timely manage our business or achieve our business objectives. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees. As part of the relocation of our corporate headquarters to Irving, Texas, we expect to replace nearly all of our corporate employees, with the exception of our Chief Executive Officer and certain positions that will be eliminated as part of our restructure. We will engage in a search process to identify, evaluate and select new employees for each position moving to Texas, but there can be no assurance that we will fill every position in a timely manner or at all. In addition, while we have put an enhanced retention program in place to ensure the orderly transition of our key employees, there can be no assurance that the retention program will be successful at retaining our key employees through the move date. The loss of key employees before a suitable replacement is in place may disrupt operations, which may materially and adversely affect our business and financial results.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
See "Note 10: Stockholders’ Equity" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information regarding the Company’s stock repurchase program. There was no share repurchase activity during the third quarter of 2016.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
On October 27, 2016, the Company announced that it anticipates relocating its headquarters to the State of Texas during 2017. In connection with the anticipated relocation, on October 25, 2016, the Company entered into amendments to its employment agreements with each of Eric M. Emans and Mark A. Finkelstein, (each an "Amendment" and together, the "Amendments"). The material terms of the Amendments are as follows:
Eric M. Emans. Mr. Emans' Amended and Restated Employment Agreement dated January 6, 2015, as amended, was further amended to clarify that, if during the calendar year 2017, the Company relocates its headquarters to the State of Texas or any other location that is more than 25 miles from Bellevue, Washington, and either (i) Mr. Emans’ employment is terminated without cause, whether before or after the date of the relocation, or (ii) Mr. Emans does not relocate and terminates his employment with the Company on or after the relocation date, then, Mr. Emans will be entitled to the payment of certain severance benefits, accelerated vesting of outstanding equity awards, and the extension of the exercise period for all outstanding equity awards granted prior to October 25, 2016.
Mark A. Finkelstein. Mr. Finkelstein’s Employment Agreement dated September 30, 2014, as amended, was further amended to clarify that, if during the calendar year 2017, the Company relocates its headquarters to the State of Texas or any other location that is more than 25 miles from Bellevue, Washington, and either (i) Mr. Finkelstein’s employment is terminated without cause, whether before or after the date of the relocation, or (ii) Mr. Finkelstein does not relocate and terminates his employment with the Company on or after the relocation date, then, Mr. Finkelstein will be entitled to the payment of certain severance benefits, accelerated vesting of outstanding equity awards, and the extension of the exercise period for all outstanding equity awards granted prior to October 25, 2016.
The above descriptions are only a summary of the material terms of the Amendments, do not purport to be a complete description of the Amendments, and are qualified in their entirety by reference to the Amendment for Mr. Emans a copy of which is filed as Exhibit 10.4 and the Amendment for Mr. Finkelstein a copy of which is filed as Exhibit 10.5, each of which Amendment is incorporated herein by reference.
Item 6. Exhibits
See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (Principal Financial Officer)

Date:	October 27, 2016

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Asset Purchase Agreement among Blucora, Inc., InfoSpace LLC, InfoSpace Holdings LLC and OpenMail LLC dated July 1, 2016	8-K	July 5, 2016	2.1
10.1 *	Amendment No. 2 to Employment Agreement dated October 6, 2014, as amended January 22, 2016 between Blucora, Inc., InfoSpace LLC and Peter Mansour	8-K	July 5, 2016	10.1
10.2 *	Transition, Separation and Release Agreement dated June 29, 2016 between JoAnn Kintzel, Blucora, Inc. and TaxAct, Inc.	8-K	July 1, 2016	10.1
10.3 *	Second Amended and Restated Employment Agreement dated August 9, 2016, by and between Project Baseball Sub, Inc. and Roger Ochs.				X
10.4 *	Amendment No. 2 to Amended and Restated Employment Agreement by and between Blucora, Inc. and Eric M. Emans dated January 6, 2015, as amended.				X
10.5 *	Amendment No. 2 to Employment Agreement by and between Blucora, Inc. and Mark A. Finkelstein dated September 30, 3014, as amended.				X
10.6 *	Amendment No. 1 to Blucora, Inc. 2016 Inducement Plan	S-8	October 14, 2016	99.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended September 30, 2016, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
					X

*	Indicates a management contract or compensatory plan or arrangement.