Form 10-K
period 2016-12-31
BLUCORA, INC.
filed 2017-02-28
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2016, based upon the closing price of Common Stock on June 30, 2016 as reported on the NASDAQ Global Select Market, was $396.2 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2017, 42,085,685 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2017 Annual Meeting of Stockholders (the “Proxy Statement”).

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
PART I
ITEM 1. Business
General Overview
Blucora, Inc. (“Blucora”) was founded in 1996, and, through organic growth and strategic acquisitions, we have become a leading provider of technology-enabled financial solutions to consumers, small business owners, and tax professionals.
Our products and services in wealth management and tax preparation, through HD Vest, Inc. (“HD Vest”) and TaxAct, Inc. (“TaxAct”), help consumers to manage their financial lives. HD Vest provides wealth management solutions to financial advisors and their clients through an integrated platform of brokerage, investment advisory, and insurance services to assist in making each financial advisor a financial service center for his/her clients. As of December 31, 2016, approximately 4,500 advisors with branch offices in all 50 states were on the platform and supporting approximately $39.0 billion of assets for almost 350,000 clients. TaxAct provides affordable digital tax preparation solutions for consumers, small business owners, and tax professionals. During the year ended December 31, 2016, TaxAct powered approximately 5,200,000 consumer e-files and another 1,800,000 through the 20,000 tax professionals who used TaxAct to prepare and file their taxes or those of their clients.
Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
All references in this report to “Blucora,” the “Company,” “we,” “our,” or “us” are to Blucora, Inc.
Our History
Blucora began in 1996 under the name InfoSpace, Inc. (“InfoSpace”). Over the next two decades, InfoSpace operated a number of digital businesses in search, directory, online commerce, media, and mobile infrastructure markets, with operations since 2008 focusing on internet search services and content (our “Search and Content” business).
In January 2012, InfoSpace, Inc. acquired TaxAct, a leading provider of digital tax preparation solutions for consumers, small business owners, and tax professionals (our “Tax Preparation” business). In connection with this acquisition, InfoSpace, Inc. changed its name to Blucora, Inc. in June 2012.
In August 2013, Blucora acquired Monoprice, Inc. (“Monoprice”), an e-commerce company which sold self-branded electronics and accessories to both consumers and businesses (our “E-Commerce” business).
On October 14, 2015, Blucora announced its plans to continue to operate its TaxAct subsidiary and to acquire HD Vest in order to focus on the technology-enabled financial solutions market (the “Strategic Transformation”). The acquisition of HD Vest closed on December 31, 2015. Through its registered broker-dealer and registered investment advisor subsidiaries, HD Vest operates the largest U.S. tax-professional-oriented independent broker-dealer, providing wealth management solutions to financial advisors and their clients nationwide (our “Wealth Management” business). HDV Holdings, Inc. is the parent company of the Wealth Management business and owns all outstanding shares of HD Vest, Inc., which serves as a holding company for our various financial services subsidiaries. Those subsidiaries include HD Vest Investment Securities, Inc. (a registered broker-dealer), HD Vest Advisory Services, Inc. (a registered investment advisor), and HD Vest Insurance Agency, LLC (three insurance agencies domiciled in Texas, Massachusetts, and Missouri).
As part of the October 14, 2015 announcement, we also stated our plans to divest the Search and Content and E-Commerce businesses. We completed both divestitures in 2016. Specifically, on August 9, 2016, we closed the sale of the Search and Content business to OpenMail LLC (“OpenMail”). On November 17, 2016, we closed the sale of the E-Commerce business to YFC-Boneagle Electric Co., Ltd (“YFC”). The results of operations of the Search and Content and E-Commerce businesses have been classified as discontinued operations for all periods presented in this report. See "Note 4: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information.
On October 27, 2016, as part of the Strategic Transformation and “One Company” operating model, Blucora announced plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The actions to relocate corporate headquarters are intended to drive efficiencies and improve operational effectiveness. See "Note 5: Restructuring" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information.
We have two reportable segments: the Wealth Management segment, which is comprised of the HD Vest business, and the Tax Preparation segment, which is comprised of the TaxAct business. See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on the Wealth Management and Tax Preparation businesses and their revenue. See "Note 13: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding revenue, operating income, and assets for our Wealth Management and Tax Preparation businesses.
Business Overview
Wealth Management Business
Our Wealth Management business provides financial advisors, who affiliate with HD Vest’s registered broker-dealer and/or investment advisor subsidiaries as independent contractors, an integrated platform of brokerage, investment advisory, and insurance services to assist in making each financial advisor a financial service center for his/her clients. HD Vest generates revenue primarily through commissions, quarterly investment advisory fees based on assets under management, and other fees.
HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. Unlike traditional independent broker-dealers who rely only on financial advisory relationships, most HD Vest advisors have long-standing tax advisory relationships that anchor their wealth management businesses. We believe that tax and accounting professionals, with their existing client relationships and in-depth knowledge of their clients’ financial situations, have a competitive advantage and are better positioned than competitors to provide tailored financial solutions that enable clients to meet their goals. HD Vest primarily recruits independent tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest has designed a learning management system for its advisors, branded VestU™, with curriculum that introduces advisors to the investment business and helps them build their practices. The comprehensive training curriculum is administered through numerous outlets, including an annual three-day national sales conference, approximately 600 specialized local training events held annually, and on-demand learning paths.
HD Vest's business model provides an open-architecture investment platform and technology tools to help financial advisors identify investment opportunities for their clients, while the long-standing tax advisory relationships provide a large client base of possible investment clients. This results in an experienced and stable network of financial advisors, who have multiple revenue-generating options to diversify their earnings sources. HD Vest also has a highly experienced home office team that is focused on solutions tailored to the advisor's practice. The home office team provides marketing, practice management, insurance and annuity, wealth management, compliance, succession planning, and other support to our advisors.
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
TaxAct's offerings come with a price lock guarantee, whereby the price at the start of the tax return filing process is the price when the return is filed, rather than pricing the offering at the time that the tax return is filed. We believe this price lock guarantee ensures price transparency and differentiates TaxAct from its competitors. In addition to these core offerings, TaxAct offers ancillary services such as refund payment transfer, data archive services, audit defense, stored value cards, and other add-on services. TaxAct's value proposition and established reputation attract value-conscious customers away from competitor platforms and onto the TaxAct platform.
We had four offerings for consumers for tax year 2015, which is the basis for TaxAct's 2016 operating results:

•	A "free" federal and state edition that handled simple returns,

•	A "basic" offering that contained all of the features of the free federal edition in addition to import capabilities, taxpayer phone support, and return preparation assistance tools,

•	A "plus" offering that contained all of the basic offering features in addition to tools to maximize credits and deductions, and enhanced reporting, and

•	A "premium" offering that contained all of the plus offering features in addition to tools for self-employed individuals to maximize credits and deductions.
For the latter three offerings, state returns can be filed through the separately-sold state edition. We also had an offering for small business owners.
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
Discontinued Operations
We divested our Search and Content and E-Commerce businesses in 2016 as part of the Strategic Transformation. As such, our InfoSpace and Monoprice businesses have been classified as discontinued operations.
Our former Search and Content business, InfoSpace, primarily offered search services to users of its owned and operated and distribution partners’ web properties, as well as online content. Search services provided through its owned and operated web properties included services through websites such as Dogpile.com, WebCrawler.com, and HowStuffWorks.com. Search services provided to its distribution partners included services to a network of distribution partners through the respective web properties of those distribution partners. Search and Content revenue primarily consisted of advertising revenue generated through end-users clicking on paid listings included in the search result displays, as well as from advertisements appearing on the HowStuffWorks.com website. The paid listings, as well as algorithmic search results, were primarily supplied by Google, Yahoo!, and Bing, the “Search Customers.”
Our former E-Commerce business, Monoprice, was an online retailer of self-branded electronics and accessories to both consumers and businesses. Monoprice offered its products for sale through the www.monoprice.com website, where the majority of E-Commerce revenue was derived, and fulfilled those orders from its warehouses in Rancho Cucamonga, California and Hebron, Kentucky. Monoprice also sold products through reseller and marketplace agreements. Nearly all sales were to customers located in the United States.
Growth Strategy
Our evolving growth strategy for HD Vest and TaxAct includes participating in favorable industry trends and executing growth strategies that we believe will result in customer and advisor retention and growth beyond that of the broader markets in which we operate. Our approach is grounded on the belief that the best way to sustainably grow a business is to earn loyalty based on continuously delivering ever-greater value to target customers and clients.

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

Executing our Growth Strategies

•
Brand Differentiation - A key objective of our strategy is to differentiate our HD Vest and TaxAct brands. It is important that our advisors, their clients, and our customers clearly identify and connect with our brands for the quality of products and services that we offer, as well as the values that we stand for. In 2017, we expect to take initial steps in this effort, beginning in the tax season, and we expect to make additional investments over time. Additionally, we believe that the synergies between HD Vest and TaxAct will provide additional brand differentiation opportunities and strengthen our connection with our advisors, their clients, and our customers.

•
Innovate Continuously - As emerging technology and market trends change the way people manage their financial lives, our solutions also evolve. The retention and growth of our customer and advisor base are dependent, in part, upon our ability to deliver technology-enabled financial solutions that optimize user experience and capitalize on current technology.

•
Offer a Comprehensive Product Suite - The products and services offered by HD Vest and TaxAct constitute a comprehensive suite of financial solutions. We believe that continued expansion of financial solutions, whether proprietary or third party, will be a source of growth for each business. In addition, the combination of HD Vest and TaxAct provides meaningful cross-serving opportunities for both businesses, further contributing to customer and advisor retention and growth.

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

Research and Development
Our wealth management and tax preparation services are delivered primarily via software and online platforms. Since the markets for software and online technology are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements, a continuous high level of investment is required to innovate and quickly develop new products and services as well as enhance existing offerings. Our product development efforts are becoming more important than ever as people and businesses are increasingly connected by technology and expect access to services at any place or time. Our research and development expenses were $13.7 million in 2016 (which includes research and development by the HD Vest business beginning on January 1, 2016), $4.8 million in 2015, and $2.8 million in 2014.
Seasonality
Our Tax Preparation business is highly seasonal, with a significant portion of our annual revenue for such services earned in the first four months of our fiscal year. We anticipate that the seasonal nature of that part of the business will continue in the foreseeable future.

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
Wealth Management Competition
As a result of the HD Vest acquisition, we face additional competition in the wealth management industry, which is a highly competitive global industry. We and our financial advisors compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisors, asset managers, banks and insurance companies, and direct distributors. Mergers and acquisitions have resulted in consolidation in the wealth management industry. As a result, many of our competitors may have greater financial resources, broader and deeper distribution capabilities, and a more comprehensive offering of products and services. We and our financial advisors compete directly with those companies for the provision of products and services to clients, as well as for retention and hiring of financial advisors.
We believe that our competitive position in the wealth management industry is a function of our ability to enable our advisors to offer investment guidance in the context of their clients' tax situations and more specifically to:

•	offer high-quality portfolio investment options and competitive product pricing;

•	offer a differentiated value proposition (in terms of brand recognition, reputation, and financial advisor payouts) that is sufficient to recruit and retain financial advisors;

•	offer products that are attractive to financial advisors and their clients;

•	negotiate competitive compensation arrangements with third-parties, including vendors, suppliers, and product sponsors;

•	develop and react to new technology, services, and regulation in the financial services industry; and

•	put in place a sufficient support and service network required to support our financial advisors and clients.
Tax Preparation Competition
Our TaxAct business operates in a very competitive marketplace. There are many competing software products and online services. Intuit’s TurboTax and H&R Block's DDIY consumer products and services have a significant percentage of the software and online service market. Our TaxAct business must also compete with alternate methods of tax preparation, including "pencil and paper" do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block, Liberty, and Jackson Hewitt. Finally, our TaxAct business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxAct’s software and services.
We believe that our competitive position in the market for tax preparation software and services is a function of our ability to:

•	differentiate our brand versus those of competitors

•	offer competitive pricing;

•	continue to offer high-quality, easy-to-use, and accessible software and services that are compelling to consumers;

•	market the software and services in a cost effective way; and

•	offer ancillary services that are attractive to users.

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
Governmental Regulation
Blucora is a publicly traded company that is subject to Securities and Exchange Commission (“SEC”) and NASDAQ Global Select Market rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance. The adoption of the Sarbanes-Oxley Act of 2002, as well as the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), have significantly expanded the nature and scope of these rules and regulations. Our Wealth Management and Tax Preparation segments are subject to federal and state government requirements, including regulations related to consumer protection, user privacy, security, pricing, taxation, intellectual property, labor, advertising, broker-dealers, securities, investment advisors, asset management, insurance, listing standards, and product and services quality.
Our Wealth Management segment is subject to certain additional financial industry regulations and supervision, including by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor (“DOL”), state securities and insurance regulators, and other regulatory authorities. Our Wealth Management subsidiary HD Vest Investment Securities, Inc. is a broker-dealer registered with the SEC, a member of FINRA, and is a participating member of the Securities Investor Protection Corporation and Depository Trust & Clearing Corporation. Broker-dealers are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, public offerings, publication of research reports, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers, and employees, and general anti-fraud provisions. Broker-dealers are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks, because rules and regulations are subject to varying interpretations, among other reasons. Regulators make periodic examinations and review annual, monthly, and other reports on our operations and financial condition. Violations of rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its financial advisor(s) or its officers or employees, or other similar adverse consequences.
Our Wealth Management subsidiary HD Vest Advisory Services, Inc. is registered with the SEC as an investment advisor and is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the regulations promulgated thereunder, including examination by the SEC’s staff. Such requirements relate to, among other things, fiduciary duties to clients, advisory fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act, ranging from fines and censure to termination of an investment advisor’s registration. Investment advisors also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, profit disgorgement, fines, or other similar consequences.

Certain products and services offered by our Wealth Management subsidiaries are subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Internal Revenue Code (the “Code”), and to regulations promulgated under ERISA or the Code, insofar as they provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving plans (as defined in Section 4975(e)(1), which includes individual retirement accounts and Keogh plans) and service providers, including fiduciaries, to such plans. Section 4975 imposes excise taxes for violations of these prohibitions. In April 2016, the DOL adopted regulations changing the definition of who is a fiduciary under ERISA, and specifying how such fiduciaries must provide investment advice to account holders in ERISA plans, individual retirement accounts (“IRAs”), and certain other types of accounts described in the Code (collectively, “Covered Accounts”). The rules bring virtually all of the investment products and services HD Vest currently provides to IRA owners within the scope of ERISA. If the DOL rule were to become applicable on April 10, 2017, as it does by its current terms, it would require HD Vest to either: (1) subject such Covered Accounts to a level fee arrangement under which (a) the firm and affiliates receive a fee based on a fixed percentage of the value of assets in the account and (b) no ERISA prohibited transactions are otherwise implicated; or (2) comply with one of the DOL prohibited transaction exemptions that impose significant new and additional compliance and disclosure requirements, and restrict the manner in which HD Vest can earn revenue and pay its financial advisors. On February 3, 2017, President Trump issued a memorandum directing the Secretary of Labor to examine the DOL fiduciary rule, make certain determinations regarding the rule’s impact, and based on the outcome of that review potentially publish a proposed rule rescinding or revising the rule. Accordingly, it is uncertain whether the rule will become applicable, when it will be applicable, and what form any final regulation might take after the required review is completed. See the section entitled "Risks Associated With our Businesses" in Part I Item 1A of this report for more information about the risks associated with future regulations and their potential impact on our operations.
Our Tax Preparation segment is subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. We also offer certain other products and services to small businesses and consumers, which are also subject to regulatory requirements. As we expand our products and services, both domestically and internationally, we may become subject to additional government regulation. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours or expand to cover additional products and services. These increased regulatory requirements could impose higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties. See the section entitled "Risks Associated With our Businesses" in Part I Item 1A of this report for additional information regarding the potential impact of governmental regulation on our operations and results.
The Trump Administration has called for a broad review of, and potentially significant changes to, U.S. fiscal and tax laws and regulations. These changes may include comprehensive tax reform as well as the rolling back or repeal of various financial regulations, including the DOL fiduciary rule and the Dodd-Frank Act. We cannot predict the impact, if any, of these changes to our businesses. However, it is possible that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to promulgate regulations that may have an impact on our operations.

Intellectual Property
Our success depends upon our technology and intellectual property rights. We seek to protect such rights and the value of our corporate brands and reputation through a variety of measures, including: domain name registrations, confidentiality and intellectual property assignment agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, trademarks, and trade secrets. We hold multiple registered trademarks in the United States and in various foreign countries, and we may apply for additional trademarks as business needs require. We may not be successful in obtaining issuance or registration for such applications or in maintaining existing trademarks. In addition, registered marks may not provide us with any competitive advantages. We may be unable to adequately or cost-effectively protect or enforce our intellectual property rights, and failure to do so could weaken our competitive position and negatively impact our business and financial results. If others claim that our products infringe their intellectual property rights, we may be forced to seek expensive licenses, re-engineer our products, engage in expensive and time-consuming litigation, or stop marketing and licensing our products. See the section entitled "Risks Associated With our Businesses" in Part I Item 1A of this report for additional information regarding protecting and enforcing intellectual property rights by us and third parties against us.
Employees
As of December 31, 2016, we had 476 full-time employees. None of our employees are represented by a labor union, and we consider employee relations to be positive. There is significant competition for qualified personnel in the industries in which we operate, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.
Acquisitions
Our acquisition of HD Vest closed on December 31, 2015. TaxAct acquired SimpleTax Software Inc. (“SimpleTax”) on July 2, 2015. For further detail on these acquisitions, see "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Company Internet Site and Availability of SEC Filings
Our corporate website is located at www.blucora.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the U.S. Securities and Exchange Commission, as well as any amendments to those filings. Our SEC filings, as well as our Code of Ethics and Conduct and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.
ITEM 1A. Risk Factors
RISKS ASSOCIATED WITH OUR STRATEGIC TRANSFORMATION

As a result of the HD Vest Acquisition, we may face significant disruptions, business conflicts, inefficiencies, and other related risks.
On October 14, 2015, we announced that Blucora had entered into a definitive agreement to acquire HDV Holdings, Inc., the holding company for the group of companies that comprise the Wealth Management business, for $613.7 million (the “HD Vest Acquisition”). For further discussion of the terms of the HD Vest Acquisition, see the "Strategic Transformation" section in Part II Item 7 and "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this annual report. We may fail to realize the anticipated benefits of the HD Vest Acquisition (including the expected operational, revenue, and cost synergies with our Tax Preparation business and the level of revenue and profitability growth that we are expecting), whether attributable to regulatory limitations, operational realities, or otherwise. We may also face difficulties, including loss of key employees, disruptions in our ongoing operations, and diversion of our and HD Vest’s management’s attention from ongoing operations and opportunities, as we continue to integrate the operations, technologies, products, services, IT systems, controls, and policies and procedures of HD Vest.
In addition, notwithstanding the due diligence investigation we performed in connection with the HD Vest Acquisition, HD Vest may have liabilities, losses, or other exposures (including regulatory risks) for which we do not have adequate insurance coverage, indemnification, or other protection.

The failure to retain key management and to hire, retain and motivate highly qualified employees, would have a material adverse effect on our business.
We recently announced a leadership transition at HD Vest. The failure to retain key management responsible for the operations of HD Vest beyond this transition could materially and adversely impact those operations, particularly due to the fact that our management team at the corporate level lacks significant experience in the financial services industry. Even if we retain HD Vest’s key management and other employees, we will need to attract and retain additional management resources to continue implementing our change in strategy to a company focused on the technology-enabled financial solutions market.
On October 27, 2016, the Company announced that it anticipates relocating its headquarters to the State of Texas during 2017. As part of the relocation, we expect to replace nearly all of our corporate employees, with the exception of our Chief Executive Officer and certain positions that will be eliminated as part of our restructure. We are engaged in a search process to identify, evaluate and select new employees for each position moving to Texas, but there can be no assurance that we will fill every position in a timely manner or at all. In addition, while we have put an enhanced retention program in place to ensure the orderly transition of our key employees, there can be no assurance that the retention program will be successful at retaining our key employees through the move date. The loss of key employees before a suitable replacement is in place may disrupt operations, which may materially and adversely affect our business and financial results.
RISKS ASSOCIATED WITH OUR BUSINESSES

Our financial condition and results of operations may be materially and adversely affected by market fluctuations and by economic, political, and other factors.
Our financial condition and results of operations have been, and may in the future be, materially and adversely affected by market conditions and by economic and other factors. Such factors, which can be global, national or local in nature, include: political, social, economic and market conditions; the availability and cost of capital (whether debt or equity); the level and volatility of equity prices, commodity prices and interest rates, currency values and other market indices; technological changes and events; U.S. and foreign government fiscal and tax policies; U.S. and foreign government ability, real or perceived, to avoid defaulting on government securities; inflation; investor sentiment and confidence in the financial markets; decline and stress or recession in the U.S. and global economies generally; terrorism and armed conflicts; and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality, which, in turn, could impact client activity in all of our businesses. These factors also may have an impact on our ability to achieve our strategic objectives.
In particular, because the significant majority of our Tax Preparation business revenue and all of our Wealth Management business revenue is derived from sales within the U.S., economic conditions in the U.S. have an even greater impact on us than companies with a more diverse international presence. Challenging economic times could cause potential new customers not to purchase or to delay purchasing of our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could materially harm our business and our future financial results. In addition, the Trump Administration has called for a broad review of, and potentially significant changes to, to U.S. fiscal and tax laws and regulations, including but not limited to the Dodd-Frank Act. We cannot predict whether, when or to what extent new U.S. federal laws, regulations, interpretations or rulings will be issued, nor is the impact of such changes on our Tax Preparation or Wealth Management businesses clear. It is possible that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
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

If we are unable to attract and retain productive advisors, our financial results will be negatively impacted.
Our Wealth Management business derives a large portion of its revenues from commissions and fees generated by its advisors. Our ability to attract and retain productive advisors has contributed significantly to our growth and success. If we fail to attract new advisors or to retain and motivate our current advisors, replace our advisors who retire, or assist our retiring advisors with transitioning their practices to existing advisors.
The market for productive advisors is highly competitive, and we devote significant resources to attracting and retaining the most qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. If we are not successful in retaining highly qualified advisors, we may not be able to recover the expense involved in attracting and training these individuals. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.

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
We are subject to federal, state, and local laws and regulations that affect our activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security requirements, digital content, consumer protection, real estate, billing, promotions, quality of services, intellectual property ownership and infringement, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health, and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act). As we complete our Strategic Transformation and expand our products and services and revise our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours as well as the laws of other jurisdictions in which we operate. The Trump Administration has called for a board review of, and potentially significant changes to, U.S. fiscal and tax laws and regulations. These changes may include comprehensive tax reform as well as the rolling back or repeal of various financial regulations, including the DOL fiduciary rule and the Dodd-Frank Act. We cannot predict whether, when or to what extent new U.S. federal laws, regulations, interpretations or rulings will be issued, nor is the impact of such changes on our Tax Preparation or Wealth Management businesses clear. It is possible that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
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
Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the SEC, FINRA, DOL, state securities and insurance regulators, and other regulatory authorities. Our failure to comply with the laws, rules, and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise materially impact our financial condition, results of operations, and liquidity. These regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations, or interpretations, and there can also be no assurance that other federal or state agencies will not attempt to further regulate our business. The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulations of the wealth management industry. Regulators implementing the Dodd-Frank Act have adopted, proposed to adopt, and will in the future adopt regulations that may impact the manner in which we will market HD Vest products and services, manage HD Vest operations, and interact with regulators. As noted above, the Trump Administration has called for a broad review of, and potentially significant changes to, U.S. fiscal laws and regulations which may include the rolling back or even repeal of certain financial regulations, including but not limited to the Dodd-Frank Act. Until we know what changes are enacted, we will not know whether such changes will have a positive or negative impact on our business.
In April 2016, the DOL issued final regulations changing the definition of who is a fiduciary under ERISA and specifying how such fiduciaries must provide investment advice to Covered Accounts. Over the past several quarters, IRAs made up approximately half of HD Vest's assets under administration. The new DOL regulations focus on conflicts of interest related to investment recommendations made by financial advisors to clients holding Covered Accounts. The rules bring virtually all of the investment products and services HD Vest currently provides to IRA owners within the scope of ERISA. The rules, the applicability of which are phased in between April 10, 2017 and January 1, 2018, will require HD Vest to either: (1) subject such Covered Accounts to a level fee arrangement under which (a) the firm and affiliates receive a fee based on a fixed percentage of the value of assets in the account and (b) no ERISA prohibited transactions are otherwise implicated; or (2) comply with one of the DOL prohibited transaction exemptions that impose significant new and additional compliance and disclosure requirements, and restrict the manner in which HD Vest can earn revenue and pay its financial advisors. On February 3, 2017, President Trump issued a memorandum directing the Secretary of Labor to examine the DOL fiduciary rule, make certain determinations regarding the rule’s impact, and based on the outcome of that review potentially publish a proposed rule rescinding or revising the rule. Accordingly, it is uncertain whether the rule will become applicable, when it will be applicable, and what form any final regulation might take after the required review is completed. If the regulations are applied in their current form, they will impact how HD Vest designs investment products and services for Covered Accounts, how we receive fees, and how we compensate our advisors. The regulations will impact how we are able to recruit and retain financial advisors and will require us to change systems and implement new compliance programs and client disclosures. In addition, if HD Vest relies on the new Best Interest Contract prohibited transaction exemption, the firm will be required to adopt new “impartial conduct” policies and procedures and make contractual representations and warranties to clients that HD Vest will comply with such policies and procedures and abide by fiduciary standards. These requirements, coupled with ambiguity inherent in the new rules, will likely lead to increased regulatory scrutiny and litigation related to the provision of investment advice to IRA and ERISA investors. HD Vest’s management team has devoted and, if the regulations are applied in their current form, expects to continue to devote substantial time and resources to assess the new rules, implement required policies and procedures, and develop and execute a business strategy in light of such rules, diminishing the firm’s ability to focus on other initiatives. Depending on the scope of required changes, if HD Vest is not able to complete necessary modifications to its business practices and operational systems by the applicability date, its ability to process business for Covered Accounts will be negatively impacted. As a result, the new DOL rules and related litigation and regulatory scrutiny could materially and adversely impact our financial condition and results of operations. In addition, investigations, claims, or other actions or proceedings by regulators or third-parties with respect to our compliance with these new regulations may also have a material adverse effect on our financial condition and results of operations.
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
Our Tax Preparation business operates in a very competitive marketplace. There are many competing software products and online services. Intuit’s TurboTax and H&R Block’s products and services have a significant percentage of the software and online service market. Our Tax Preparation business must also compete with alternate methods of tax preparation, including "pencil and paper" do-it-yourself return preparation by individual filers and storefront tax preparation services, including both local tax preparers and large chains such as H&R Block, Liberty, and Jackson Hewitt. Finally, our Tax Preparation business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxAct’s software and services. As digital do-it-yourself tax preparation continues to be characterized by intense competition, including heavy marketing expenditures, price-based competition, and new entrants, maintaining and growing share becomes more challenging unless brand relevance, customer experience, and feature/functionality provide meaningful incremental value. Our financial results may materially suffer if we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers; market the software and services in a cost-effective manner; offer ancillary services that are attractive to users; and develop the software and services at a low enough cost to be able to offer them at a competitive price point.
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

Restrictions on, changes to, or litigation regarding financial products may materially harm our financial results.
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
In response to the DOL rules, product manufacturers have started to revise the pricing and compensation structures associated with mutual funds, annuities, and alternative products offered by HD Vest. With respect to mutual funds, the broad implementation of additional fund share classes, or broad adoption of so-called “clean” shares which would be sold at net asset value without any 12b-1 payments or servicing fees, could result in additional competitive pressures, fee compression, and materially reduced compensation for HD Vest in connection with offering these products to investment clients. These product changes may be implemented by fund companies and other product manufacturers regardless of whether the DOL fiduciary rule is revised or rescinded.
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
Our business and operations are substantially dependent on the performance of our key employees. Changes of management or key employees may disrupt operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor, we may not be able to successfully and timely manage our business or achieve our business objectives. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees. As part of the relocation of our corporate headquarters to Irving, Texas, we expect to replace nearly all of our corporate employees, with the exception of our Chief Executive Officer and certain positions that will be eliminated as part of our restructure. We will engage in a search process to identify, evaluate and select new employees for each position moving to Texas, but there can be no assurance that we will fill every position in a timely manner or at all. In addition, while we have put an enhanced retention program in place to ensure the orderly transition of our key employees, there can be no assurance that the retention program will be successful at retaining our key employees through the move date. The loss of key employees before a suitable replacement is in place may disrupt operations, which may materially and adversely affect our business and financial results. In addition, we recently announced leadership transitions at our Tax Preparation and Wealth Management segments. The uncertainty inherent in leadership transitions can be difficult to manage, may cause concerns from third parties with whom we do business, and may increase the likelihood of turnover of other key officers, employees and, in the case of our Wealth Management segment, turnover of advisors. If we are not effective in managing these leadership transitions, our business could be adversely impacted and our operating results and financial condition could be harmed.
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

Restructuring and streamlining our business, and relocating our headquarters, including implementing reductions in workforce, discretionary spending, and other expense reductions, may materially harm our businesses.

We have in the past found and may in the future find it advisable to take measures to streamline operations and reduce expenses, including, without limitation, reducing our workforce or discontinuing products or businesses. For example, in connection with our Strategic Transformation (as described in the "Strategic Transformation" section in Part II Item 7 of this annual report), we have effected and will in the future effect significant reductions-in-force. In addition, on October 27, 2016, we announced that we will be relocating our headquarters to the State of Texas during 2017. As part of the relocation, we expect to replace nearly all of our corporate employees, with the exception of our Chief Executive Officer and certain positions that will be eliminated as part of our restructure. Such measures may place significant strains on our management and employees. We have incurred and may continue to incur liabilities from these measures, including liabilities from retention bonuses, enhanced severance payments, early termination or assignment of contracts, potential failure to meet obligations due to loss of employees or resources, and resulting litigation. Such effects from restructuring, streamlining and relocating could have a materially negative impact on our business, financial condition, and financial results.

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

To protect our rights in our services and technology, we rely on a combination of copyright and trademark laws, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. We also rely on laws pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services or technology, obtain and use information, marks, or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. In addition, it is possible that others could independently develop substantially equivalent intellectual property. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, our competitive position could be materially weakened.
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

RISKS RELATED TO OUR FINANCING ARRANGEMENTS

We incurred debt in connection with our acquisition of HD Vest and may incur future debt related to other complementary acquisitions, which may materially and adversely affect our financial condition and future financial results.

In connection with our acquisition of HD Vest, TaxAct and HD Vest incurred debt under a December 2015 credit facility, of which $260.0 million was outstanding as of December 31, 2016. The TaxAct-HD Vest credit facility is a non-recourse debt and guaranteed by TaxAct Holdings, Inc. and HD Vest Holdings, Inc., all of which are Blucora’s direct subsidiaries. These debts may materially and adversely affect our financial condition and future financial results by, among other things:

•	increasing TaxAct’s or HD Vest's vulnerability to downturns in their businesses, to competitive pressures, and to adverse economic and industry conditions;

•
requiring the dedication of a portion of our expected cash from TaxAct’s and HD Vest's operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and complementary acquisitions;

•	requiring cash infusions from Blucora to TaxAct or HD Vest if any or all are unable to meet their payment or other obligations under the applicable credit facilities;

•	increasing our interest payment obligations in the event that interest rates rise dramatically; and

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.
These credit facilities impose restrictions on TaxAct and HD Vest, including restrictions on their ability to create liens on their assets and on our ability to incur indebtedness, and require TaxAct and HD Vest to maintain compliance with specified financial ratios. Their ability to comply with these ratios may be affected by events beyond their control. In addition, these credit facilities include covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. These debts, and our ability to repay them, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.
In addition, we or our subsidiaries may incur additional debt in the future to finance complementary acquisitions or for other purposes. Any additional debt may result in risks similar to those discussed above related to the TaxAct-HD Vest debt or in other risks specific to the credit agreements entered into for those debts.

We sold $201.25 million of Convertible Senior Notes in 2013, which may impact our financial results, result in the dilution of existing stockholders, and restrict our ability to take advantage of future opportunities.

In March 2013, we sold $201.25 million aggregate principal amount of 4.25% Convertible Senior Notes (the “Notes”) due 2019. As of December 31, 2016, $172.9 million was outstanding. The accounting for the Notes results in the recognition of interest expense significantly more than the stated interest rate of the Notes and may result in volatility to our financial results. The Notes may be settled in a combination of cash or shares of common stock, indicating that the Notes contain liability and equity components. Upon issuance of the Notes, we were required to establish a separate initial value for the conversion option, the equity component, and bifurcate this value from the value attributable to the debt component of the Notes. As a result, for accounting purposes, we were required to treat the Notes as having been issued with a debt discount to their principal amount. We are accreting the debt discount to interest expense ratably over the term of the Notes, which amounts to an effective interest rate in our financial results that exceeds the stated interest rate of the Notes. This will reduce our earnings and could adversely affect the price at which our common stock trades but will have no effect on the amount of cash interest paid to holders or on our cash flows.
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

Although we believe that existing cash and cash equivalents, short-term investments, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. As of December 31, 2016, we had $172.9 million outstanding under the Notes, and HD Vest and TaxAct had $260.0 million outstanding under the credit facility entered into in December 2015. Servicing these debts will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition and results at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
The trading price of our common stock has been highly volatile, and such volatility does not always correspond to fluctuations in the market. Between January 1, 2015 and December 31, 2016, our closing stock price ranged from $4.76 to $16.60. On February 21, 2017, the closing price of our common stock was $15.80. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

•	actual or anticipated variations in quarterly and annual results of operations;

•
impairment charges, changes in or loss of material contracts and relationships, dispositions or announcements of complementary acquisitions, or other business developments by us, our partners, or our competitors;

•	conditions or trends in the tax preparation or wealth management markets:

•	changes in general conditions in the U.S. and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity issuances resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards;

•	adverse publicity (whether justified or not) with respect to our business; and

•	announcements or publicity relating to litigation or governmental enforcement actions.
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
Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•	the inability of any of our businesses to meet our expectations;

•	the seasonality of our Tax Preparation business and the resulting large quarterly fluctuations in our revenues;

•	the success or failure of our Strategic Transformation and our ability to implement those initiatives in a cost effective manner;

•	the mix of revenues generated by existing businesses, discontinued operations or other businesses that we develop or acquire;

•	gains or losses driven by fair value accounting;

•	litigation expenses and settlement costs;

•	misconduct by employees and/or HD Vest financial advisors, which is difficult to detect and deter;

•	expenses incurred in finding, evaluating, negotiating, consummating, and integrating acquisitions;

•	impairment or negative performance of the many different industries and counterparties we rely on and are exposed to;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	any restructuring charges we may incur;

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

As of December 31, 2016, we had federal NOLs of $504.0 million that will expire primarily between 2020 and 2024. If we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful. If we are unable to use our NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.

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
Our principal corporate office currently is located in Bellevue, Washington, although we announced on October 27, 2016 that we would be relocating it to Irving, Texas by June 2017. The headquarters and data center facility for our HD Vest business are in Irving, Texas, and we have a backup data center for our HD Vest business in Elk Grove, Illinois, along with multiple disaster recovery data center locations across the country through a third party vendor. The headquarters and data center facility for our TaxAct business are in Cedar Rapids, Iowa, and we have a disaster recovery data center for our TaxAct business in Waukee, Iowa.
ITEM 3. Legal Proceedings
See "Note 10: Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding legal proceedings.
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

	High	Low
Year ended December 31, 2016
First Quarter	$9.98	$4.76
Second Quarter	$10.36	$4.89
Third Quarter	$12.99	$10.07
Fourth Quarter	$15.80	$11.26
Year ended December 31, 2015
First Quarter	$15.04	$12.88
Second Quarter	$16.60	$13.65
Third Quarter	$16.20	$13.14
Fourth Quarter	$14.81	$9.55
On February 21, 2017, the last reported sale price for our common stock on the NASDAQ Global Select Market was $15.80 per share.
Holders
As of February 21, 2017, there were 393 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.
Dividends
There were no dividends paid in 2016 and 2015.
Share Repurchases
See "Note 11: Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information regarding the Company’s stock repurchase program. There was no share repurchase activity during the fourth quarter 2016.

ITEM 6. Selected Financial Data
The following data are derived from our audited consolidated financial statements and should be read along with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, our consolidated financial statements and notes in Part II Item 8, and other financial information included elsewhere in this report.

		Years ended December 31,
		2016	2015	2014	2013	2012
Consolidated Statements of Operations Data:	(2)	(In thousands, except per share data)
Revenue:
Wealth management services revenue	(1)	$316,546	$—	$—	$—	$—
Tax preparation services revenue	(1)	139,365	117,708	103,719	91,213	62,105
Total revenue	(1)	455,911	117,708	103,719	91,213	62,105
Operating income (loss)	(1)	37,117	(4,807)	4,603	(3,478)	(13,138)
Other loss, net	(1)	(39,781)	(12,542)	(13,489)	(29,568)	(6,630)
Loss from continuing operations before income taxes		(2,664)	(17,349)	(8,886)	(33,046)	(19,768)
Income tax benefit	(1)	1,285	4,623	3,342	7,385	5,184
Loss from continuing operations		(1,379)	(12,726)	(5,544)	(25,661)	(14,584)
Discontinued operations, net of income taxes	(1) (3)	(63,121)	(27,348)	(30,003)	50,060	37,110
Net income (loss)		(64,500)	(40,074)	(35,547)	24,399	22,526
Net income attributable to noncontrolling interests		(658)	—	—	—	—
Net loss attributable to Blucora, Inc.		$(65,158)	$(40,074)	$(35,547)	$24,399	$22,526
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations		$(0.05)	$(0.31)	$(0.13)	$(0.62)	$(0.36)
Discontinued operations		(1.52)	(0.67)	(0.73)	1.21	0.92
Basic net income (loss) per share		$(1.57)	$(0.98)	$(0.86)	$0.59	$0.56
Weighted average shares outstanding, basic		41,494	40,959	41,396	41,201	40,279
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations		$(0.05)	$(0.31)	$(0.13)	$(0.62)	$(0.36)
Discontinued operations		(1.52)	(0.67)	(0.73)	1.21	0.92
Diluted net income (loss) per share		$(1.57)	$(0.98)	$(0.86)	$0.59	$0.56
Weighted average shares outstanding, diluted		41,494	40,959	41,396	41,201	40,279

Consolidated Balance Sheet Data:	(2)
Cash, cash equivalents, and investments		$58,814	$66,774	$293,588	$323,429	$162,295
Working capital	(3) (4) (5)	43,480	174,571	299,431	140,100	142,311
Total assets		1,022,659	1,299,548	865,775	969,677	581,699
Total long-term liabilities	(3) (4) (5) (6)	535,577	656,122	311,692	171,268	98,945
Total stockholders’ equity		417,019	462,284	479,025	514,070	415,450

(1)	For a discussion of activity in 2014 through 2016, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7 of this report.

(2)	On December 31, 2015, we acquired HD Vest. See "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(3)
On October 14, 2015, we announced plans to divest the Search and Content and E-Commerce businesses. Accordingly, the operating results of these businesses have been presented as discontinued operations for all periods presented, and the related balance sheet data have been classified in their entirety within current assets and current liabilities as of December 31, 2015 but classified within current and long-term assets and liabilities, as appropriate, for prior periods. We sold the Search and Content business and the E-Commerce business on August 9, 2016 and November 17, 2016, respectively.

(4)
During 2016, 2015 and 2014, the Notes were classified as a long-term liability with an outstanding balance, net of discount and issuance costs, of $164.2 million, $185.9 million, and $181.1 million, respectively. The Notes were classified as a current liability in 2013. See "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(5)	We had the following debt activity. See "Note 4: Discontinued Operations" and "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

◦
In 2015, TaxAct and HD Vest entered into a credit facility agreement, which had an outstanding balance, net of any discount and issuance costs and including any short-term portion, of $247.6 million and $379.1 million as of December 31, 2016 and 2015, respectively.

◦
In 2013, Monoprice entered into a credit facility agreement, and TaxAct entered into a new credit facility agreement (to replace the one entered into in 2012). These arrangements had total outstanding balances, net of any discounts and including any short-term portions $25.0 million and nil, respectively, as of December 31, 2015; $41.8 million and $51.9 million, respectively, as of December 31, 2014; and $49.7 million and $71.4 million, respectively, as of December 31, 2013. The Monoprice credit facility was closed in 2016, and the TaxAct credit facility was closed in 2015.

◦	During 2012, TaxAct entered into a credit facility agreement, under which $73.9 million, net of discount and including the short-term portion, was outstanding as of December 31, 2012.

(6)	During 2013, the Monoprice acquisition resulted in a $27.7 million deferred tax liability related to intangible assets.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the Selected Financial Data and our consolidated financial statements and notes thereto included elsewhere in this report.
Introduction
Blucora operates two businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HD Vest, which we acquired on December 31, 2015. HD Vest is included in Blucora's results of operations beginning on January 1, 2016. HD Vest provides wealth management solutions for financial advisors and their clients. The Tax Preparation business consists of the operations of TaxAct and provides digital tax preparation solutions for consumers, small business owners, and tax professionals.
Blucora also operated an internet Search and Content business and an E-Commerce business. The Search and Content business, InfoSpace, provided search services to users of its owned and operated and distribution partners' web properties, as well as online content through HSW. The E-Commerce business consisted of the operations of Monoprice and sold self-branded electronics and accessories to both consumers and businesses.
Strategic Transformation
On October 14, 2015, we announced as part of the Strategic Transformation our plans to acquire HD Vest and focus on the technology-enabled financial solutions market. The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content and E-Commerce businesses in 2016. As part of the Strategic Transformation and “One Company” operating model, we announced on October 27, 2016 plans to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The transformation is intended to drive efficiencies and improve operational effectiveness. We also shifted our near-term capital allocation priority and paid down debt, which included using all of the net divestiture proceeds from the sales of the Search and Content and E-Commerce businesses to pay down the TaxAct - HD Vest 2015 credit facility. The elements of our Strategic Transformation are described in more detail below. For a discussion of the associated risks, see the section in our Risk Factors (Part I Item 1A. of this report) under the heading "Risks Associated With our Strategic Transformation."
Acquisition: On December 31, 2015, we acquired HD Vest for $613.7 million, including cash acquired of $38.9 million and after a $1.8 million final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and their clients and is expected to be synergistic with TaxAct as a result of cross-serving opportunities and an expanded addressable market for both HD Vest and TaxAct. The acquisition was funded by a combination of cash on hand and the TaxAct - HD Vest 2015 credit facility, under which we borrowed $400.0 million. During the last half of 2015, we incurred transaction costs of $11.0 million.
See "Note 3: Business Combinations" and "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on the HD Vest acquisition and the credit facility, respectively.

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
We completed both divestitures in 2016. Specifically, on November 17, 2016, we closed on an agreement with YFC, under which YFC acquired the E-Commerce business for $40.5 million, which included a working capital adjustment. Of this amount, $39.5 million was received in the fourth quarter of 2016 and the remaining $1.0 million is expected to be received in the first half of 2017. On August 9, 2016, we closed on an agreement with OpenMail, under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment. We used all of the proceeds from these sales to pay down debt. We also incurred employee-related business exit costs of approximately $4.5 million, which primarily were recorded in discontinued operations. See "Note 4: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on discontinued operations.
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
Relocation of corporate headquarters: On October 27, 2016, we announced plans to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. In connection with this plan, we expect to incur restructuring costs of approximately $5.4 million, of which approximately $0.6 million are non-cash expenses. These costs will be recorded within corporate-level activity for segment purposes. In addition, we have a non-cancelable operating lease that runs through 2020 for our Bellevue facility, which we will occupy until June 2017. We currently are evaluating various cost mitigation options, including a sublease of the facility and the related leasehold improvements and office furniture and equipment. If we are unable to sublease, we could incur contract termination fees and fixed asset-related costs. If we are able to sublease, we could incur costs related to tenant improvement allowance, rent abatement, and/or broker commissions. See "Note 5: Restructuring" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information.
Our Continuing Businesses
Wealth Management
The HD Vest business provides wealth management solutions for financial advisors and their clients. Specifically, HD Vest provides an integrated platform of brokerage, investment advisory, and insurance services to assist in making each financial advisor a financial service center for his/her clients. HD Vest generates revenue primarily through commissions, quarterly investment advisory fees based on assets under management, and other fees.
HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. HD Vest primarily recruits independent tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest's business model provides an open-architecture investment platform and technology tools to help financial advisors identify investment opportunities for their clients, while the long-standing tax advisory relationships provide a large client base of possible investment clients. This results in an experienced and stable network of financial advisors, who have multiple revenue-generating options to diversify their earnings sources. HD Vest also has a highly experienced home office team that is focused on solutions tailored to the advisor's practice. The home office team provides marketing, practice management, insurance and annuity, wealth management, succession planning, and other support to our advisors.
Our Wealth Management business is directly and indirectly sensitive to several macroeconomic factors and the state of financial markets, particularly in the United States. For additional information regarding the potential impact of these macroeconomic factors on our operations and results, see the Risk Factors "Our financial condition and results of operations may be materially and adversely affected by market fluctuations and by economic, political, and other factors." and "A drop in our investment performance could materially and adversely affect our revenues and profitability." in Part I Item 1A of this report.
Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the SEC, FINRA, DOL, state securities and insurance regulators, and other regulatory authorities. For additional information regarding the potential impact of governmental regulation on our operations and results, see the Risk Factor "Increased government regulation of our business may harm our operating results." in Part I Item 1A of this report.
Tax Preparation
Our TaxAct business provides DDIY tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its online service at www.TaxAct.com.
TaxAct's offerings come with a price lock guarantee, whereby the price at the start of the tax return filing process is the price when the return is filed, rather than pricing the offering at the time that the tax return is filed.
We had four offerings for consumers for tax year 2015, which is the basis for TaxAct's 2016 operating results: a "free" federal and state edition that handled simple returns; a "basic" offering that contained all of the features of the free federal edition in addition to import capabilities, taxpayer phone support, and return preparation assistance tools; a "plus" offering that contained all of the basic offering features in addition to tools to maximize credits and deductions, and enhanced reporting; and a "premium" offering that contained all of the plus offering features in addition to tools for self-employed individuals to maximize credits and deductions. For the latter three offerings, state returns can be filed through the separately-sold state edition. We also had an offering for small business owners. In addition to these core offerings, TaxAct also offers ancillary services such as refund payment transfer, data archive services, audit defense, stored value cards, and other add-on services.
TaxAct’s professional tax preparer software allows professional tax preparers to file individual and business returns for their clients. TaxAct offers flexible pricing and packaging options that help tax professionals save money by paying only for what they need.
Acquisitions
On December 31, 2015, we closed on our acquisition of HD Vest, as described further under "Strategic Transformation" above. HD Vest is included in Blucora's results of operations as of January 1, 2016. Accordingly, the results discussed below were impacted by the timing of this acquisition, in which 2016 includes a full year of results as compared to no results in 2015.
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
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Years ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Revenue	$455,911	287%	$117,708	13%	$103,719
Operating income (loss)	$37,117	(872)%	$(4,807)	(204)%	$4,603
Year ended December 31, 2016 compared with year ended December 31, 2015
Revenue increased approximately $338.2 million due to increases of $316.5 million and $21.7 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively. Wealth Management revenue increased due to the timing of the HD Vest acquisition, and Tax Preparation revenue increased as discussed in the following "Segment Revenue/Operating Income" section.

Operating income increased approximately $41.9 million, consisting of the $338.2 million increase in revenue and offset by a $296.3 million increase in operating expenses. Key changes in operating expenses were:

•	$270.3 million increase in the Wealth Management segment's operating expenses due to the timing of the HD Vest acquisition.

•
$11.7 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spending on marketing, higher personnel expenses resulting from overall increased headcount supporting most functions, higher data center costs mostly related to third-party technology fees (software support and maintenance, bandwidth and hosting, and professional services), higher third-party costs associated with additional features in the current year offerings, and an increase in professional services fees mostly related to development projects.

•
$14.3 million increase in corporate-level expense activity, primarily due to (i) higher amortization expense related to HD Vest acquisition-related intangible assets, (ii) higher stock-based compensation mainly related to a net increase in stock award grants (including to HD Vest employees), (iii) restructuring incurred in connection with the upcoming relocation of our corporate headquarters, (iv) higher depreciation expense mainly related to HD Vest fixed assets, and (v) higher personnel expenses resulting mainly from increased costs incurred as part of our Strategic Transformation, offset by (vi) lower acquisition-related costs due to professional services fees and other direct transaction costs incurred in the prior year related to the HD Vest acquisition, (vii) lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016, and (viii) separation-related costs incurred in the prior year in connection with the departure of our former chief executive officer.

Segment results are discussed in the next section.
Year ended December 31, 2015 compared with year ended December 31, 2014
Revenue increased approximately $14.0 million due to an increase in revenue related to our Tax Preparation business, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income decreased approximately $9.4 million, consisting of the $14.0 million increase in revenue and offset by a $23.4 million increase in operating expenses. Key changes in operating expenses were:

•
$6.7 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher personnel expenses resulting from increased average headcount, higher spending on marketing campaigns for the related tax season, and, to a lesser extent, higher data center costs related to software support and maintenance fees.

•
$16.7 million increase in corporate-level expense activity, primarily due to higher professional services fees, mainly from transaction costs related to the HD Vest acquisition, and higher personnel expenses, mainly due to increased average headcount to support operations and separation-related costs in connection with the departure of our former chief executive officer.

Segment results are discussed in the next section.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and include certain reconciling items attributable to the segments. Segment information appearing in "Note 13: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition-related costs, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. We analyzed these separately.
Following the acquisition of HD Vest and the discontinued operations treatment of Search and Content and E-Commerce, we have two reportable segments: Wealth Management and Tax Preparation.

Wealth Management
On December 31, 2015, we acquired HD Vest, a provider of wealth management solutions for financial advisors and their clients. HD Vest is included in Blucora's results of operations as of January 1, 2016.

(In thousands, except percentages)	Year ended December 31,
2016
Revenue	$316,546
Operating income	$46,296
Segment margin	15%
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
Sources of revenue

(In thousands, except percentages)			Year ended December 31,
	Sources of Revenue	Primary Drivers	2016
Advisor-driven	Commission	- Transactions - Asset levels	$150,125
	Advisory	- Advisory asset levels	129,417
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	22,653
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	14,351
	Total revenue		$316,546
	Total recurring revenue		$249,310
	Recurring revenue rate		78.8%
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
Business metrics

(In thousands, except percentages and as otherwise indicated)	December 31,
2016
Total Assets Under Administration (“AUA”)	$38,663,595
Advisory Assets Under Management (“AUM”)	$10,397,071
Percentage of total AUA	26.9%
Number of advisors (in ones)	4,472

Commission revenue: We generate two types of commissions: transaction-based sales commissions and trailing commissions. Transaction-based sales commissions, which occur when clients trade securities or purchase investment products, represent gross commissions generated by our financial advisors. The level of transaction-based sales commissions can vary from period to period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our financial advisors' clients. We earn trailing commissions (a commission or fee that is paid periodically over time) on certain mutual funds and variable annuities held by clients. Trailing commissions are recurring in nature and are based on the market value of investment holdings in trail-eligible assets. Our commission revenue, by product category and by sales-based and trailing, was as follows:

(In thousands)	Year ended December 31,
2016
By product category:
Mutual funds	$79,476
Variable annuities	47,641
Insurance	11,909
General securities	11,099
Total commission revenue	$150,125
By sales-based and trailing:
Sales-based	$64,452
Trailing	85,673
Total commission revenue	$150,125
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
The activity within our advisory assets under management was as follows:

(In thousands)	Year ended December 31,
2016
Balance, beginning of the period	$9,692,244
Net increase in new advisory assets	150,701
Market impact and other	554,126
Balance, end of the period	$10,397,071
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

Tax Preparation

(In thousands, except percentages)	Years ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Revenue	$139,365	18%	$117,708	13%	$103,719
Operating income	$66,897	17%	$56,984	15%	$49,696
Segment margin	48%		48%		48%
Tax Preparation revenue is derived primarily from sales of our consumer tax preparation software and online services as well as other offerings and ancillary services to consumers and small business owners. We also generate revenue through the professional tax preparer software that we sell to professional tax preparers who use it to prepare and file individual and business returns for their clients. Revenue by category was as follows:

(In thousands, except percentages)	Years ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Consumer	$126,289	20%	$105,367	13%	$93,097
Professional	13,076	6%	12,341	16%	10,622
Total revenue	$139,365	18%	$117,708	13%	$103,719
We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and online services. We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Years ended December 31,
	2016	Percentage Change	2015	Percentage Change	2014
Online e-files	4,759	(9)%	5,235	(1)%	5,262
Desktop e-files	244	(11)%	273	6%	258
Sub-total e-files	5,003	(9)%	5,508	—%	5,520
Free File Alliance e-files (1)	167	(8)%	181	(18)%	222
Total e-files	5,170	(9)%	5,689	(1)%	5,742

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.
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

(In thousands, except percentages and as	Years ended December 31,
otherwise indicated)	2016	Percentage Change	2015	Percentage Change	2014
E-files	1,755	10%	1,590	8%	1,467
Units sold (in ones)	20,290	5%	19,355	3%	18,764
E-files per unit sold (in ones)	86.5	5%	82.2	5%	78.2
Year ended December 31, 2016 compared with year ended December 31, 2015
Tax Preparation revenue increased approximately $21.7 million primarily due to growth in revenue earned from online consumer users, increased sales of ancillary services, and increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from the re-packaging of our offerings and related price increases for tax year 2015. Revenue derived from professional tax preparers increased, primarily due to an increase in the number of professional preparer units sold.

Tax Preparation operating income increased approximately $9.9 million, consisting of the $21.7 million increase in revenue and offset by an $11.7 million increase in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing, an increase in personnel expenses resulting from overall higher headcount supporting most functions, increased data center costs mostly related to third-party technology fees (software support and maintenance, bandwidth and hosting, and professional services), increased third-party costs associated with additional features in the current year offerings, and an increase in professional services fees mostly related to development projects.
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
Tax Preparation operating income increased approximately $7.3 million, consisting of the $14.0 million increase in revenue and offset by a $6.7 million increase in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to an increase in personnel expenses resulting from higher average headcount supporting all functions, increased spending on marketing campaigns for the related tax season, and, to a lesser extent, increased data center costs related to software support and maintenance fees.
Corporate-Level Activity

(In thousands)	Years ended December 31,
	2016	Change	2015	Change	2014
Operating expenses	$18,999	$1,249	$17,750	$3,515	$14,235
Stock-based compensation	14,128	5,434	8,694	—	8,694
Acquisition-related costs	391	(10,597)	10,988	10,988	—
CEO separation-related costs	—	(1,769)	1,769	1,769	—
Depreciation	4,545	2,258	2,287	315	1,972
Amortization of acquired intangible assets	34,143	13,840	20,303	111	20,192
Restructuring	3,870	3,870	—	—	—
Total corporate-level activity	$76,076	$14,285	$61,791	$16,698	$45,093
Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition-related costs, CEO separation-related costs, depreciation, amortization of acquired intangible assets, and restructuring. For further detail, refer to segment information appearing in "Note 13: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Year ended December 31, 2016 compared with year ended December 31, 2015
Operating expenses included in corporate-level activity increased primarily due to a $1.3 million net increase in personnel expenses, mainly due to costs incurred as part of our Strategic Transformation, which primarily consisted of recruiting fees, offset by lower headcount.
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

On October 14, 2015, we announced the departure of our former chief executive officer. His departure became effective March 31, 2016. In conjunction with that 2015 announcement, we recorded $1.8 million of separation-related costs in 2015, most of which were pursuant to his employment agreement and were paid in April 2016. On March 12, 2016, our Board of Directors appointed our new chief executive officer, effective April 4, 2016.
Depreciation increased primarily due to depreciation expense on HD Vest fixed assets.
Amortization of acquired intangible assets increased primarily due to amortization expense on HD Vest acquisition-related intangible assets, offset by lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.
Restructuring increased due to our October 27, 2016 announcement to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. Further detail is provided under the "Operating Expenses - Restructuring" section of the management's discussion and analysis of financial condition and results of operations below.
Year ended December 31, 2015 compared with year ended December 31, 2014
Operating expenses included in corporate-level activity increased primarily due to a $4.2 million increase in personnel expenses, mainly from higher average headcount to support operations.
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
Acquisition-related costs increased due to professional services fees and other direct transaction costs incurred in 2015 related to the HD Vest acquisition.
CEO separation-related costs increased as described above under the 2016-2015 period.
Depreciation increased primarily due to depreciation expense on TaxAct fixed assets.
Amortization of acquired intangible assets was comparable to the prior period.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Years ended December 31,
	2016	Change	2015	Change	2014
Wealth management services cost of revenue	$213,996	$213,996	$—	$—	$—
Tax preparation services cost of revenue	8,368	2,201	6,167	287	5,880
Amortization of acquired technology	812	(6,734)	7,546	96	7,450
Total cost of revenue	$223,176	$209,463	$13,713	$383	$13,330
Percentage of revenue	49%		12%		13%
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

Year ended December 31, 2016 compared with year ended December 31, 2015
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
Year ended December 31, 2015 compared with year ended December 31, 2014
Tax preparation services cost of revenue increased primarily due to higher data center costs related to software support and maintenance fees.
Amortization of acquired technology was comparable to the prior period.
Engineering and Technology

(In thousands, except percentages)	Years ended December 31,
	2016	Change	2015	Change	2014
Engineering and technology	$17,780	$12,673	$5,107	$1,349	$3,758
Percentage of revenue	4%		4%		4%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Year ended December 31, 2016 compared with year ended December 31, 2015
Engineering and technology expenses increased, of which $8.7 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $3.1 million increase in personnel expenses, mainly related to higher headcount in our Tax Preparation business and higher stock-based compensation due to an increase in stock award grants (including to HD Vest employees), and, to a lesser extent, an increase in professional services fees mostly related to Tax Preparation development projects.
Year ended December 31, 2015 compared with year ended December 31, 2014
Engineering and technology expenses increased primarily due to a $1.0 million increase in personnel expenses, primarily due to higher average headcount in our Tax Preparation business.
Sales and Marketing

(In thousands, except percentages)	Years ended December 31,
	2016	Change	2015	Change	2014
Sales and marketing	$89,360	$43,506	$45,854	$3,183	$42,671
Percentage of revenue	20%		39%		41%
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

Year ended December 31, 2016 compared with year ended December 31, 2015
Sales and marketing expenses increased, of which $34.9 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $5.6 million increase in marketing expenses and a $2.8 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing in our Tax Preparation business. Personnel expenses increased primarily due to higher stock-based compensation with an increase in stock award grants (including to HD Vest employees) and higher headcount in our Tax Preparation business.
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
General and Administrative

(In thousands, except percentages)	Years ended December 31,
	2016	Change	2015	Change	2014
General and administrative	$47,396	$3,833	$43,563	$18,248	$25,315
Percentage of revenue	10%		37%		24%
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
Year ended December 31, 2016 compared with year ended December 31, 2015
G&A expenses increased, of which $12.7 million was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. There also was a $1.6 million net increase in personnel expenses. This net increase in personnel expenses included higher stock-based compensation, mainly related to a net increase in stock award grants (including to HD Vest employees), and costs incurred as part of our Strategic Transformation, which primarily consisted of recruiting fees, offset by $1.8 million of separation-related costs incurred in the prior year in connection with the departure of our former chief executive officer and lower headcount. These increases were offset by a $10.6 million net decrease in acquisition-related costs due to professional services fees and other direct transaction costs incurred in the prior year related to the HD Vest acquisition, offset by changes in the fair value of the SimpleTax contingent consideration liability, which was revalued in the second quarter of 2016.
Year ended December 31, 2015 compared with year ended December 31, 2014
G&A expenses increased primarily due to $11.0 million in acquisition-related costs due to professional services fees and other direct transaction costs incurred in 2015 related to the HD Vest acquisition and a $6.0 million increase in personnel expenses, resulting from higher average headcount to support operations and $1.8 million of separation-related costs in connection with the departure of our former chief executive officer.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Years ended December 31,
	2016	Change	2015	Change	2014
Depreciation	$3,881	$2,360	$1,521	$221	$1,300
Amortization of acquired intangible assets	33,331	20,574	12,757	15	12,742
Total	$37,212	$22,934	$14,278	$236	$14,042
Percentage of revenue	8%		12%		14%

Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Year ended December 31, 2016 compared with year ended December 31, 2015
Depreciation increased primarily due to depreciation expense on HD Vest fixed assets.
Amortization of acquired intangible assets increased primarily due to amortization expense on HD Vest acquisition-related intangible assets.
Year ended December 31, 2015 compared with year ended December 31, 2014
Depreciation and amortization of acquired intangible assets were comparable to the prior period.
Restructuring

(In thousands, except percentages)	Years ended December 31,
	2016	Change	2015	Change	2014
Restructuring	$3,870	$3,870	$—	$—	$—
Percentage of revenue	1%		—%		—%
On October 27, 2016, we announced plans to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas as part of the Strategic Transformation and “One Company” operating model. The actions to relocate corporate headquarters are intended to drive efficiencies and improve operational effectiveness.
In connection with this plan, we expect to incur restructuring costs of approximately $5.4 million. While the relocation and the related costs are expected to be substantially completed by June 2017, we expect some costs through the fourth quarter of 2017, primarily related to employees who will continue to provide service through that time period.
The following table summarizes the activity in the restructuring liability (in thousands):

	Employee-Related Termination Costs	Other Costs	Stock-Based Compensation	Total
Balance as of December 31, 2015	$—	$—	$—	$—
Charges	4,234	—	(364)	3,870
Non-cash	—	—	364	364
Balance as of December 31, 2016	$4,234	$—	$—	$4,234
Total amount expected to be incurred (1)	$4,707	$155	$574	$5,436
Cumulative amount incurred to date	$4,234	$—	$(364)	$3,870
(1) Does not include the impact of the non-cancelable operating lease and related fixed assets, which are discussed further in the last paragraph of this section.
Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements that are payable at termination dates throughout 2017 with the majority expected to be paid in the second half of 2017. Other costs include office moving costs. Stock-based compensation primarily includes the impact of equity award modifications associated with employment contracts for individuals impacted by the relocation, as well as forfeitures that were recorded for severed employees.
 We have a non-cancelable operating lease that runs through 2020 for our Bellevue facility, which we will occupy until June 2017. We currently are evaluating various cost mitigation options, including a sublease of the facility and the related leasehold improvements and office furniture and equipment. If we are unable to sublease, there could be contract termination fees of up to $2.5 million based upon a July 1, 2017 vacate date and fixed asset-related costs for assets, net of deferred rent, that had a carrying value of $0.4 million as of December 31, 2016. These costs would be accrued at the termination or cease-use date, which is expected in the first half of 2017. If we are able to sublease, there could be costs related to tenant improvement allowance, rent abatement, and/or broker commissions, which would be accrued when incurred.

Other Loss, Net

(In thousands)	Years ended December 31,
	2016	Change	2015	Change	2014
Interest income	$(81)	$528	$(609)	$(254)	$(355)
Interest expense	32,424	23,380	9,044	(432)	9,476
Amortization of debt issuance costs	1,840	707	1,133	74	1,059
Accretion of debt discounts	4,690	824	3,866	272	3,594
Loss on debt extinguishment and modification expense	1,036	638	398	398	—
Gain on third party bankruptcy settlement	(172)	956	(1,128)	(842)	(286)
Other	44	206	(162)	(163)	1
Other loss, net	$39,781	$27,239	$12,542	$(947)	$13,489
Year ended December 31, 2016 compared with year ended December 31, 2015
The increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015, offset by a lower balance on the Convertible Senior Notes, a portion of which were repurchased during the first quarter of 2016.
The loss on debt extinguishment and modification expense related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in 2016, which resulted in the write-down of a portion of the unamortized debt discount and issuance costs. This was offset by a gain on debt extinguishment and modification expense related to the repurchase of a portion of the Convertible Senior Notes below par value during the first quarter of 2016. Further detail is as follows:

(In thousands)	Years ended December 31,
	2016	Change	2015	Change	2014
Gain on Convertible Senior Notes repurchased	$(7,724)	$(7,724)	$—	$—	$—
Accelerated accretion of debt discount on Convertible Senior Notes	1,628	1,628	—	—	—
Accelerated amortization of debt issuance costs on Convertible Senior Notes	416	416	—	—	—
Accelerated accretion of debt discount and amortization of debt issuance costs on TaxAct - HD Vest 2015 credit facility	6,716	6,716	—	—	—
Write-off of debt issuance costs on TaxAct 2013 credit facility	—	(398)	398	398	—
Loss on debt extinguishment and modification expense	$1,036	$638	$398	$398	$—
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
Year ended December 31, 2015 compared with year ended December 31, 2014
The decrease in interest expense primarily related to a lower balance on the TaxAct 2013 credit facility.
The increase in loss on debt extinguishment and modification expense related to the closure of the TaxAct 2013 credit facility in December 2015, at which point the remaining unamortized debt issuance costs were written off.
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.

Income Taxes
During 2016, we recorded an income tax benefit of $1.3 million. Income tax differed from taxes at the statutory rates primarily due to the domestic manufacturing deduction, offset by non-deductible compensation and state income taxes.
During 2015, we recorded an income tax benefit of $4.6 million. Income tax differed from taxes at the statutory rates primarily due to the non-deductible acquisition-related transaction costs.
During 2014, we recorded an income tax benefit of $3.3 million. Income taxes did not differ materially from taxes at the statutory rate.
At December 31, 2016, we had gross temporary differences representing future tax deductions of $716.1 million, which represented deferred tax assets primarily comprised of $504.0 million of federal net operating loss carryforwards. We applied a valuation allowance against the net operating loss carryforwards and certain other deferred tax assets. If in the future, we determine that any additional portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement.
Discontinued Operations, Net of Income Taxes

(In thousands)	Years ended December 31,
	2016	Change	2015	Change	2014
Discontinued operations, net of income taxes	$(63,121)	$(35,773)	$(27,348)	$2,655	$(30,003)
On October 14, 2015, we announced our Strategic Transformation, which included plans to divest the Search and Content and E-Commerce businesses. Our results of operations reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Amounts in discontinued operations include previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to the Search and Content and E-Commerce businesses. We completed both divestitures in 2016:

•
On November 17, 2016, we closed on an agreement with YFC, under which YFC acquired the E-Commerce business for $40.5 million, which included a working capital adjustment. As a result, we recognized a $52.2 million loss on sale of discontinued operations.

•
On August 9, 2016, we closed on an agreement with OpenMail, under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment. As a result, we recognized a $21.6 million loss on sale of discontinued operations.

In the fourth quarter of 2015, we recorded goodwill impairments of $15.1 million and $33.8 million related to the Search and Content and E-Commerce reporting units, respectively, and trade name impairments of $5.9 million and $4.2 million related to the HSW and Monoprice trade names, respectively.
In the fourth quarter of 2014, we recorded a goodwill impairment of $59.4 million related to the E-Commerce reporting unit and a trade name impairment of $3.2 million related to the Monoprice trade name.
See "Note 4: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on discontinued operations.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA differently for this report than we have defined it in the past, due to: (i) restructuring costs related to the upcoming move of our corporate headquarters which was announced in the fourth quarter of 2016, (ii) the impact of noncontrolling interests from the HD Vest acquisition that we began recognizing in the first quarter of 2016, (iii) the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015, (iv) separation-related costs in connection with the departure of our former chief executive officer which was announced in the fourth quarter of 2015, and (v) acquisition-related costs in connection with the HD Vest and SimpleTax acquisitions that we would not have otherwise incurred as part of our business operations. Acquisition-related costs include professional services fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The HD Vest acquisition closed in the fourth quarter of 2015 and resulted in significant transaction costs. The SimpleTax acquisition included contingent consideration, for which the fair value of that liability was revalued in the second quarter of 2016. We define Adjusted EBITDA as operating income (loss), determined in accordance with GAAP, excluding the effects of depreciation, amortization of acquired intangible assets (including acquired technology), stock-based compensation, acquisition-related costs, CEO separation-related costs, and restructuring costs.
We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net loss. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to operating income (loss), which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Years ended December 31,
	2016	2015	2014
Operating income (loss)	$37,117	$(4,807)	$4,603
Stock-based compensation	14,128	8,694	8,694
Depreciation and amortization of acquired intangible assets	38,688	22,590	22,164
Acquisition-related costs	391	10,988	—
CEO separation-related costs	—	1,769	—
Restructuring	3,870	—	—
Adjusted EBITDA	$94,194	$39,234	$35,461
Year ended December 31, 2016 compared with year ended December 31, 2015
The increase in Adjusted EBITDA primarily was due to increases in segment operating income of $46.3 million and $9.9 million related to our Wealth Management and Tax Preparation segments, respectively. Offsetting the increase in Adjusted EBITDA was a $1.2 million increase in corporate operating expenses not allocated to the segments primarily related to costs incurred as part of our Strategic Transformation, which mainly consisted of recruiting fees.
Year ended December 31, 2015 compared with year ended December 31, 2014
The increase in Adjusted EBITDA primarily was due to an increase in segment operating income of $7.3 million related to our Tax Preparation segment, offset by a $3.5 million increase in corporate operating expenses not allocated to the segments primarily related to an increase in personnel expenses (mainly due to higher average headcount to support operations).
Non-GAAP net income: We define non-GAAP net income differently for this report than we have defined it in the past, due to: (i) restructuring costs related to the upcoming move of our corporate headquarters which was announced in the fourth quarter of 2016, (ii) the impact of noncontrolling interests from the HD Vest acquisition that we began recognizing in the first quarter of 2016, (iii) the discontinued operations treatment of our Search and Content and E-Commerce businesses as determined in the fourth quarter of 2015, (iv) separation-related costs in connection with the departure of our former chief executive officer which was announced in the fourth quarter of 2015, and (v) acquisition-related costs in connection with the HD Vest and SimpleTax acquisitions that we would not have otherwise incurred as part of our business operations. Acquisition-related costs are described further under Adjusted EBITDA above. For this report, we define non-GAAP net income as net loss attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of discontinued operations, stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on the Convertible Senior Notes, gain on Convertible Senior Notes repurchased, write-off of debt issuance costs on closed TaxAct 2013 credit facility, acquisition-related costs, CEO separation-related costs, restructuring costs, the impact of noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.

We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net loss. Other companies may calculate non-GAAP net income differently, and, therefore, our non-GAAP net income may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net loss attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands, except per share amounts)	Years ended December 31,
	2016	2015	2014
Net loss attributable to Blucora, Inc.	$(65,158)	$(40,074)	$(35,547)
Discontinued operations, net of income taxes	63,121	27,348	30,003
Stock-based compensation	14,128	8,694	8,694
Amortization of acquired intangible assets	34,143	20,303	20,192
Accretion of debt discount on Convertible Senior Notes	3,666	3,866	3,594
Accelerated accretion of debt discount on Convertible Senior Notes	1,628	—	—
Gain on Convertible Senior Notes repurchased	(7,724)	—	—
Write-off of debt issuance costs on closed TaxAct 2013 credit facility	—	398	—
Acquisition-related costs	391	10,988	—
CEO separation-related costs	—	1,769	—
Restructuring	3,870	—	—
Impact of noncontrolling interests	658	—	—
Cash tax impact of adjustments to GAAP net income	175	(236)	(151)
Non-cash income tax benefit	(3,802)	(4,857)	(3,459)
Non-GAAP net income	$45,096	$28,199	$23,326

Per diluted share:
Net loss attributable to Blucora, Inc. (1)	$(1.53)	$(0.96)	$(0.83)
Discontinued operations, net of income taxes	1.48	0.66	0.70
Stock-based compensation	0.33	0.21	0.20
Amortization of acquired intangible assets	0.80	0.49	0.47
Accretion of debt discount on Convertible Senior Notes	0.09	0.09	0.08
Accelerated accretion of debt discount on Convertible Senior Notes	0.04	—	—
Gain on Convertible Senior Notes repurchased	(0.18)	—	—
Write-off of debt issuance costs on closed TaxAct 2013 credit facility	—	0.01	—
Acquisition-related costs	0.01	0.26	—
CEO separation-related costs	—	0.04	—
Restructuring	0.09	—	—
Impact of noncontrolling interests	0.02	—	—
Cash tax impact of adjustments to GAAP net income	0.00	(0.01)	(0.00)
Non-cash income tax benefit	(0.09)	(0.12)	(0.08)
Non-GAAP net income	$1.06	$0.67	$0.54
Weighted average shares outstanding used in computing per diluted share amounts	42,686	41,861	42,946
(1) Any difference in "per diluted share" between this table and the consolidated statements of comprehensive income is due to using different weighted average shares outstanding in the event that there is GAAP net loss but non-GAAP net income and vice versa.

Year ended December 31, 2016 compared with year ended December 31, 2015
The increase in non-GAAP net income primarily was due to increases in segment operating income of $46.3 million and $9.9 million related to our Wealth Management and Tax Preparation segments, respectively. This was offset by (i) a $25.1 million increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts, mainly related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015, (ii) a $7.1 million loss on debt extinguishment and modification expense, mainly related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in 2016, (iii) a $2.3 million increase in depreciation expense, mainly related to depreciation expense on HD Vest fixed assets, (iv) a $1.9 million increase in cash income tax expense, mainly related to the addition of HD Vest, (v) a $1.2 million increase in corporate operating expenses not allocated to the segments primarily related to costs incurred as part of our Strategic Transformation, which mainly consisted of recruiting fees, and (vi) a $1.0 million decrease in gain on third party bankruptcy settlement.
Year ended December 31, 2015 compared with year ended December 31, 2014
The increase in non-GAAP net income primarily was due to an increase in segment operating income of $7.3 million related to our Tax Preparation segment, offset by a $3.5 million increase in corporate operating expenses not allocated to the segments primarily related to an increase in personnel expenses (mainly due to higher average headcount to support operations).
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of December 31, 2016, we had cash and marketable investments of $58.8 million, consisting of cash and cash equivalents of $51.7 million and available-for-sale investments of $7.1 million. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of December 31, 2016, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at December 31, 2016 had minimal default risk and short-term maturities.
We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part I Item 1A of this report) under the heading "Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures."
Use of Cash
We may use our cash, cash equivalents, and short-term investments balance in the future on investment in our current businesses, for repayment of debt, for returning capital to shareholders, or for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses.
On October 14, 2015, we announced our Strategic Transformation, which refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest, the divestitures of our Search and Content and E-Commerce businesses, and the relocation of corporate headquarters from Bellevue, Washington to Irving, Texas. See the "Strategic Transformation" subsection above for additional detail regarding the related use of cash.

Related to the acquisition of HD Vest, we paid $612.3 million (including the final working capital adjustment in the first quarter of 2016) in cash, which was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility. The credit facility consists of a $25.0 million revolving credit loan and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are December 31, 2020 and December 31, 2022, respectively. The interest rates on the revolving credit loan and term loan are variable. The credit facility includes financial and operating covenants with respect to certain ratios, including a net leverage to EBITDA ratio, which are defined further in the agreement. We were in compliance with these covenants as of December 31, 2016. TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $140.0 million in 2016. For further detail, see "Note 3: Business Combinations" and "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
On August 30, 2013, TaxAct entered into an agreement to refinance a 2012 credit facility on more favorable terms. TaxAct had net repayment activity of $51.9 million and $19.4 million in 2015 and 2014, respectively. This credit facility was repaid in full in the second quarter of 2015 and subsequently closed.
On March 15, 2013, we issued $201.25 million principal amount of 4.25% Convertible Senior Notes (the “Notes”). The Notes mature April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. During 2016, we repurchased $28.4 million of the Notes' principal for cash of $20.7 million. The Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears beginning on October 1, 2013. There are no financial or operating covenants relating to the Notes. As of May 2013, we are permitted to settle conversions in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. We expect to have the liquidity to satisfy conversion of the Notes' principal for cash based upon cash on hand, net cash flows from operations, and cash available through the credit facility. We intend to satisfy any conversion premium by issuing shares of our common stock. For further detail, see "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Our Board of Directors approved a stock repurchase program whereby we could purchase our common stock in open-market transactions. The repurchase period concluded in May 2016. Repurchased shares were retired and resumed the status of authorized but unissued shares of common stock. We had the following open-market share purchase activity, exclusive of purchase and administrative costs:

(In thousands, except per share data)	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost
Year ended December 31, 2016	—	$—	$—
Year ended December 31, 2015	551	$14.01	$7,713
Year ended December 31, 2014	2,289	$16.85	$38,558
For further detail, see "Note 11: Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
On July 2, 2015, TaxACT acquired SimpleTax for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period.

Contractual Obligations and Commitments
Our contractual obligations and commitments are as follows for years ending December 31:

(In thousands)	2017	2018	2019	2020	2021	Thereafter	Total
Operating lease commitments:
Operating lease obligations	$3,948	$4,028	$4,108	$3,797	$2,441	$3,657	$21,979
Sublease income	(770)	(793)	(815)	(624)	—	—	(3,002)
Net operating lease commitments	3,178	3,235	3,293	3,173	2,441	3,657	18,977
Purchase commitments	3,174	2,703	—	—	—	—	5,877
Debt commitments	2,560	640	172,859	—	—	260,000	436,059
Interest on Notes	7,347	7,347	3,673	—	—	—	18,367
Acquisition-related contingent consideration liability	872	1,129	1,420	—	—	—	3,421
Total	$17,131	$15,054	$181,245	$3,173	$2,441	$263,657	$482,701
For further detail see "Note 10: Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Unrecognized Tax Benefits
The above table does not reflect unrecognized tax benefits of approximately $4.5 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see "Note 15: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Years ended December 31,
	2016	2015	2014
Net cash provided by operating activities from continuing operations	$71,215	$16,341	$20,128
Net cash used by investing activities from continuing operations	(1,560)	(336,024)	(54,003)
Net cash provided (used) by financing activities from continuing operations	(146,044)	328,619	(46,465)
Net cash provided (used) by continuing operations	(76,389)	8,936	(80,340)
Net cash provided by discontinued operations	72,655	4,586	2,359
Effect of exchange rate changes on cash and cash equivalents	(26)	(17)	—
Net increase (decrease) in cash and cash equivalents	$(3,760)	$13,505	$(77,981)
Net cash from the operating activities of continuing operations: Net cash from the operating activities of continuing operations consists of loss from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $71.2 million, $16.3 million, and $20.1 million for the years ended December 31, 2016, 2015, and 2014, respectively. The activity in 2016 included a $46.0 million working capital contribution and approximately $25.2 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. In addition, we had placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance, and that amount was returned to us in the first quarter of 2016 since it was not achieved (see "Note 3: Business Combinations" of the Notes to

Consolidated Financial Statements in Part II Item 8 of this report for additional information). Lastly, the timing of TaxAct's spending on marketing campaigns for the upcoming tax season and the addition of HD Vest provided further working capital contribution during the period.
The activity in 2015 included an $11.2 million working capital contribution and approximately $5.2 million of non-cash adjustments and a loss from continuing operations. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity, and also included separation-related costs accrued in connection with the upcoming departure of our chief executive officer.
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
Net cash used by investing activities was $1.6 million, $336.0 million, and $54.0 million for the years ended December 31, 2016, 2015, and 2014, respectively. The activity in 2016 primarily consisted of $3.8 million in purchases of property and equipment and payment of the $1.8 million final working capital adjustment on the HD Vest acquisition, offset by net cash inflows on our available-for-sale investments of $4.0 million. The activity in 2015 primarily consisted of the acquisitions of HD Vest and SimpleTax for a combined $573.4 million and $1.5 million in purchases of property and equipment, offset by net cash inflows on our available-for-sale investments of $238.7 million. The activity in 2014 primarily consisted of net cash outlays on our available-for-sale investments of $52.0 million and $2.0 million in purchases of property and equipment.
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
Net cash used by financing activities was $146.0 million for the year ended December 31, 2016. The activity in 2016 primarily consisted of payments of $140.0 million on the TaxAct - HD Vest 2015 credit facility, the $20.7 million repurchase of the Notes, payment of $3.2 million on the note payable with related party, and $1.8 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $16.0 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years and $3.6 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Net cash provided by financing activities was $328.6 million for the year ended December 31, 2015. The activity in 2015 primarily consisted of $378.3 million in proceeds from the TaxAct - HD Vest 2015 credit facility, $8.0 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $3.6 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were offset by payments of $51.9 million on the TaxAct 2013 credit facility, stock repurchases of $7.7 million, and $1.5 million in tax payments from shares withheld for equity awards
Net cash used by financing activities was $46.5 million for the year ended December 31, 2014. The activity in 2014 primarily consisted of payments of $56.0 million on the TaxAct 2013 credit facility, stock repurchases of $38.7 million, and $2.9 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $36.6 million in proceeds from the TaxAct 2013 credit facility, $8.1 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan, and $6.4 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years.

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
Wealth management revenue recognition: Wealth management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. Revenue is recognized in the periods in which the related services are performed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Payments received in advance of the performance of service are deferred and recognized as revenue when earned.
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

Tax preparation revenue recognition: We derive revenue from the sale of tax preparation online services, ancillary services, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary services include tax preparation support services, data archive services, e-filing services, bank or reloadable pre-paid debit card services, and other value-added services. This revenue is recorded in the Tax Preparation segment.
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
We recognize revenue from the sale of our packaged software when legal title transfers. This is generally when our customers download the software from the Internet or, to a lesser extent, when the software ships.
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

Cost of revenue: We record the cost of revenue for sales of services when the related revenue is recognized. "Cost of revenue" consists of costs related to the Wealth Management and Tax Preparation businesses, which include commissions to financial advisors, third-party costs, and costs associated with the technical support team and the operation of its data centers. Data center costs include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, professional services fees (which include technology project consulting fees), software support and maintenance, bandwidth and hosting costs, and depreciation. Cost of revenue also includes the amortization of acquired technology.
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
For additional information about the realization of our deferred tax assets and our valuation allowance, see "Note 15: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. For additional information about our net operating loss carryforwards, see the Risk Factor "If there is a change in our ownership within the meaning of Section 382 of the Internal Revenue Code, our ability to use our net operating loss carryforwards (“NOLs”) may be severely limited or potentially eliminated." in Part I Item 1A of this report. For additional information about expectations of future taxable income, see the Risk Factor "Our financial results may fluctuate, which could cause our stock price to be volatile or decline." in Part I Item 1A of this report.
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
Goodwill is calculated as the excess of the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments and included the former Search and Content and E-Commerce segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis, except for advisor relationships which are amortized proportional to expected revenue. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
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
In 2016, we performed qualitative assessments for our Wealth Management and Tax Preparation reporting units as of November 30. We sold our Search and Content and E-Commerce reporting units in 2016.
In 2015, we performed quantitative assessments for our Search and Content and E-Commerce reporting units as of October 31, due to the October announcement of our plans to divest these businesses, and performed a qualitative assessment for our Tax Preparation reporting unit as of November 30. In 2014, we performed quantitative assessments for each of our reporting units as of November 30. As a result of these assessments, we recorded goodwill impairments of $15.1 million and $33.8 million related to the Search and Content and E-Commerce reporting units, respectively, and trade name impairments of $5.9 million and $4.2 million related to the HSW and Monoprice trade names, respectively, all in the fourth quarter of 2015. We also recorded a goodwill impairment of $59.4 million related to the E-Commerce reporting unit and a trade name impairment of $3.2 million related to the Monoprice trade name, all in the fourth quarter of 2014. Impairments for both periods were recorded in discontinued operations. We also determined that the impairments related to the Search and Content and E-Commerce reporting units were indicators requiring the review of Search and Content and E-Commerce long-lived assets for recoverability. The results of this review indicated that their carrying values were recoverable.
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

For additional information about our goodwill and intangible assets, see "Note 4: Discontinued Operations" and "Note 6: Goodwill and Other Intangible Assets" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
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
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Quarterly Results of Operations (Unaudited)
The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2016. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto in Part II Item 8. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
	(In thousands except per share data and percentages) (1)
Revenue:
Wealth management services revenue	$—	$—	$—	$—	$77,291	$76,117	$80,088	$83,050
Tax preparation services revenue	81,068	30,900	2,875	2,865	88,474	43,991	3,149	3,751
Total revenue	81,068	30,900	2,875	2,865	165,765	120,108	83,237	86,801
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	—	—	—	—	52,269	51,023	54,921	55,783
Tax preparation services cost of revenue	2,137	1,373	1,170	1,487	3,207	2,023	1,319	1,819
Amortization of acquired technology	1,862	1,863	1,911	1,910	667	49	49	47
Total cost of revenue	3,999	3,236	3,081	3,397	56,143	53,095	56,289	57,649
Engineering and technology	1,090	1,130	1,251	1,636	4,295	3,959	4,588	4,938
Sales and marketing	33,018	7,693	2,113	3,030	43,837	19,913	11,965	13,645
General and administrative	7,146	7,653	8,895	19,869	12,753	11,508	11,638	11,497
Depreciation	351	356	394	420	975	963	968	975
Amortization of other acquired intangible assets	3,186	3,185	3,195	3,191	8,316	8,316	8,297	8,402
Restructuring (2)	—	—	—	—	—	—	—	3,870
Total operating expenses	48,790	23,253	18,929	31,543	126,319	97,754	93,745	100,976
Operating income (loss)	32,278	7,647	(16,054)	(28,678)	39,446	22,354	(10,508)	(14,175)
Other loss, net	(2,995)	(3,034)	(3,080)	(3,433)	(7,514)	(10,916)	(11,453)	(9,898)
Income (loss) from continuing operations before income taxes	29,283	4,613	(19,134)	(32,111)	31,932	11,438	(21,961)	(24,073)
Income tax benefit (expense)	(9,868)	(2,202)	6,926	9,767	(11,643)	(5,793)	8,537	10,184
Income (loss) from continuing operations	19,415	2,411	(12,208)	(22,344)	20,289	5,645	(13,424)	(13,889)
Discontinued operations, net of income taxes (3)	3,685	1,840	1,597	(34,470)	2,522	(19,975)	(40,528)	(5,140)
Net income (loss)	23,100	4,251	(10,611)	(56,814)	22,811	(14,330)	(53,952)	(19,029)
Net income attributable to noncontrolling interests	—	—	—	—	(144)	(115)	(167)	(232)
Net income (loss) attributable to Blucora, Inc.	$23,100	$4,251	$(10,611)	$(56,814)	$22,667	$(14,445)	$(54,119)	$(19,261)
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.47	$0.06	$(0.30)	$(0.55)	$0.49	$0.13	$(0.33)	$(0.34)
Discontinued operations	0.09	0.04	0.04	(0.84)	0.06	(0.48)	(0.97)	(0.12)
Basic net loss per share	$0.56	$0.10	$(0.26)	$(1.39)	$0.55	$(0.35)	$(1.30)	$(0.46)
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.46	$0.06	$(0.30)	$(0.55)	$0.48	$0.13	$(0.33)	$(0.34)
Discontinued operations	0.09	0.04	0.04	(0.84)	0.06	(0.47)	(0.97)	(0.12)
Diluted net loss per share	$0.55	$0.10	$(0.26)	$(1.39)	$0.54	$(0.34)	$(1.30)	$(0.46)
Weighted average shares outstanding:
Basic	40,987	40,918	40,950	40,979	41,171	41,405	41,635	41,766
Diluted	41,899	41,936	40,950	40,979	41,610	42,298	41,635	41,766

	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Revenue:
Wealth management services revenue	—%	—%	—%	—%	46.6%	63.4%	96.2%	95.7%
Tax preparation services revenue	100.0	100.0	100.0	100.0	53.4	36.6	3.8	4.3
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenue (4):
Wealth management services cost of revenue	—	—	—	—	67.6	67.0	68.6	67.2
Tax preparation services cost of revenue	2.6	4.4	40.7	51.9	3.6	4.6	41.9	48.5
Amortization of acquired technology	2.3	6.0	66.5	66.7	0.4	0.0	0.1	0.1
Total cost of revenue	4.9	10.4	107.2	118.6	33.9	44.2	67.6	66.4
Engineering and technology	1.3	3.7	43.5	57.1	2.6	3.3	5.5	5.7
Sales and marketing	40.7	24.9	73.5	105.8	26.4	16.6	14.4	15.7
General and administrative	8.8	24.8	309.4	693.5	7.7	9.6	14.0	13.2
Depreciation	0.4	1.2	13.7	14.7	0.6	0.8	1.2	1.1
Amortization of other acquired intangible assets	3.9	10.3	111.1	111.4	5.0	6.9	10.0	9.7
Restructuring	—	—	—	—	—	—	—	4.5
Total operating expenses	60.0	75.3	658.4	1,101.1	76.2	81.4	112.7	116.3
Operating income (loss)	40.0	24.7	(558.4)	(1,001.1)	23.8	18.6	(12.7)	(16.3)
Other loss, net	(3.7)	(9.8)	(107.1)	(119.8)	(4.5)	(9.1)	(13.8)	(11.4)
Income (loss) from continuing operations before income taxes	36.3	14.9	(665.5)	(1,120.9)	19.3	9.5	(26.5)	(27.7)
Income tax benefit (expense)	(12.2)	(7.1)	240.9	340.9	(7.0)	(4.8)	10.3	11.7
Income (loss) from continuing operations	24.1	7.8	(424.6)	(780.0)	12.3	4.7	(16.2)	(16.0)
Discontinued operations, net of income taxes	4.5	6.0	55.5	(1,203.1)	1.5	(16.6)	(48.7)	(5.9)
Net income (loss)	28.6	13.8	(369.1)	(1,983.1)	13.8	(11.9)	(64.9)	(21.9)
Net income attributable to noncontrolling interests	—	—	—	—	(0.1)	(0.1)	(0.2)	(0.3)
Net income (loss) attributable to Blucora, Inc.	28.6%	13.8%	(369.1)%	(1,983.1)%	13.7%	(12.0)%	(65.1)%	(22.2)%

(1)	On December 31, 2015, we acquired HD Vest. See "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(2)
On October 27, 2016, we announced plans to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. In connection with this plan, we incurred restructuring costs. See "Note 5: Restructuring" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for more information.

(3)
We sold the Search and Content business and the E-Commerce business on August 9, 2016 and November 17, 2016, respectively. See "Note 4: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for more information.

(4)
"Wealth management services cost of revenue" and "Tax preparation services cost of revenue" are calculated based on their respective revenue bases of "Wealth management services revenue" and "Tax Preparation services revenue," respectively. "Total cost of revenue" is calculated based on "Total revenue."

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risks, including changes in the market values of our marketable debt securities and interest rates.
Financial market risk: We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important, are: preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. As of December 31, 2016, we principally invest in marketable fixed-rate debt securities. Fixed-rate debt securities generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., with minimal default risk and maturity dates of less than one year from the end of any of our quarterly accounting periods. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2016.
Interest rate risk: As of December 31, 2016, all of the debt securities that we held were fixed-rate earning instruments that carry a degree of interest rate risk. Fixed-rate securities may have their fair market value adversely impacted due to a rise in interest rates. We may suffer losses in principal if we are forced to sell securities that have declined in market value due to changes in interest rates. At December 31, 2016, our cash equivalent balance of $10.1 million was held in U.S. government securities, money market funds, commercial paper, and taxable municipal bonds, and our short-term investment balance of $7.1 million was held in U.S. government securities, commercial paper, time deposits, and taxable municipal bonds. We consider the interest rate risk for our cash equivalent and fixed-rate debt securities held at December 31, 2016 to be low. For further detail on our cash equivalents and fixed-rate debt securities, see "Note 7: Fair Value Measurements" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
In addition, as of December 31, 2016, we have $260.0 million of debt outstanding under the TaxAct - HD Vest 2015 credit facility, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. A hypothetical 100 basis point increase in LIBOR on December 31, 2016 would result in a $12.2 million increase in our interest expense until the scheduled maturity date in 2022.
The following table provides information about our cash equivalent and fixed-rate debt securities as of December 31, 2016, including principal cash flows for 2017 and thereafter and the related weighted average interest rates. The change in fair values during 2016 was less than $0.1 million for our cash equivalent and fixed-rate debt securities and was recorded in other comprehensive income. Principal amounts and weighted average interest rates by expected year of maturity are as follows:

(In thousands, except percentages)	2017		Thereafter		Total		Fair Value
U.S. government securities	$4,750	0.49%	$—	—%	$4,750	0.49%	$4,749
Money market and other funds	4,090	0.52%	—	—%	4,090	0.52%	4,090
Commercial paper	4,000	0.70%	—	—%	4,000	0.70%	3,997
Time deposits	807	0.58%	—	—%	807	0.58%	807
Taxable municipal bonds	3,585	0.70%	—	—%	3,585	0.70%	3,597
Cash equivalents and marketable fixed-rate debt securities	$17,232		$—		$17,232		$17,240

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
Blucora, Inc.
We have audited the accompanying consolidated balance sheets of Blucora, Inc. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Blucora, Inc. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Blucora, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 28, 2017

BLUCORA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$51,713	$55,473
Cash segregated under federal or other regulations	2,355	3,557
Available-for-sale investments	7,101	11,301
Accounts receivable, net of allowance	10,209	7,884
Commissions receivable	16,144	16,328
Other receivables	4,004	24,407
Prepaid expenses and other current assets, net	6,321	10,062
Current assets of discontinued operations	—	211,663
Total current assets	97,847	340,675
Long-term assets:
Property and equipment, net	10,836	11,308
Goodwill, net	548,741	548,959
Other intangible assets, net	362,178	396,295
Other long-term assets	3,057	2,311
Total long-term assets	924,812	958,873
Total assets	$1,022,659	$1,299,548
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,536	$4,689
Commissions and advisory fees payable	16,587	16,982
Accrued expenses and other current liabilities	18,528	13,006
Deferred revenue	12,156	11,521
Current portion of long-term debt, net	2,560	31,631
Current liabilities of discontinued operations	—	88,275
Total current liabilities	54,367	166,104
Long-term liabilities:
Long-term debt, net	248,221	353,850
Convertible senior notes, net	164,176	185,918
Deferred tax liability, net	111,126	103,520
Deferred revenue	1,849	1,902
Other long-term liabilities	10,205	10,932
Total long-term liabilities	535,577	656,122
Total liabilities	589,944	822,226

Redeemable noncontrolling interests	15,696	15,038

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
41,845 and 40,954	4	4
Additional paid-in capital	1,510,152	1,490,405
Accumulated deficit	(1,092,756)	(1,027,598)
Accumulated other comprehensive loss	(381)	(527)
Total stockholders’ equity	417,019	462,284
Total liabilities and stockholders’ equity	$1,022,659	$1,299,548
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years ended December 31,
	2016	2015	2014
Revenue:
Wealth management services revenue	$316,546	$—	$—
Tax preparation services revenue	139,365	117,708	103,719
Total revenue	455,911	117,708	103,719
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	213,996	—	—
Tax preparation services cost of revenue	8,368	6,167	5,880
Amortization of acquired technology	812	7,546	7,450
Total cost of revenue	223,176	13,713	13,330
Engineering and technology	17,780	5,107	3,758
Sales and marketing	89,360	45,854	42,671
General and administrative	47,396	43,563	25,315
Depreciation	3,881	1,521	1,300
Amortization of other acquired intangible assets	33,331	12,757	12,742
Restructuring	3,870	—	—
Total operating expenses	418,794	122,515	99,116
Operating income (loss)	37,117	(4,807)	4,603
Other loss, net	(39,781)	(12,542)	(13,489)
Loss from continuing operations before income taxes	(2,664)	(17,349)	(8,886)
Income tax benefit	1,285	4,623	3,342
Loss from continuing operations	(1,379)	(12,726)	(5,544)
Discontinued operations, net of income taxes	(63,121)	(27,348)	(30,003)
Net loss	(64,500)	(40,074)	(35,547)
Net income attributable to noncontrolling interests	(658)	—	—
Net loss attributable to Blucora, Inc.	$(65,158)	$(40,074)	$(35,547)
Net loss per share attributable to Blucora, Inc. - basic:
Continuing operations	$(0.05)	$(0.31)	$(0.13)
Discontinued operations	(1.52)	(0.67)	(0.73)
Basic net loss per share	$(1.57)	$(0.98)	$(0.86)
Net loss per share attributable to Blucora, Inc. - diluted:
Continuing operations	$(0.05)	$(0.31)	$(0.13)
Discontinued operations	(1.52)	(0.67)	(0.73)
Diluted net loss per share	$(1.57)	$(0.98)	$(0.86)
Weighted average shares outstanding:
Basic	41,494	40,959	41,396
Diluted	41,494	40,959	41,396
Other comprehensive income (loss):
Net loss	$(64,500)	$(40,074)	$(35,547)
Unrealized gain (loss) on available-for-sale investments, net of tax	9	(236)	(1,119)
Foreign currency translation adjustment	137	(517)	—
Reclassification adjustment for realized loss on available-for-sale investments, net of tax, included in net income as Other loss, net	—	375	6
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale investments, included in net income as discontinued operations	—	964	—
Other comprehensive income (loss)	146	586	(1,113)
Comprehensive loss	(64,354)	(39,488)	(36,660)
Comprehensive income attributable to noncontrolling interests	(658)	—	—
Comprehensive loss attributable to Blucora, Inc.	$(65,012)	$(39,488)	$(36,660)
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Redeemable Noncontrolling Interests			Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)
		Common stock
		Shares	Amount				Total
Balance as of December 31, 2013	$—	42,083	$4	$1,466,043	$(951,977)	$—	$514,070
Common stock issued for stock options and restricted stock units	—	1,003	—	6,715	—	—	6,715
Common stock issued for employee stock purchase plan	—	85	—	1,376	—	—	1,376
Stock repurchases	—	(2,289)	—	(38,650)	—	—	(38,650)
Other comprehensive loss	—	—	—	—	—	(1,113)	(1,113)
Stock-based compensation	—	—	—	11,990	—	—	11,990
Tax effect of equity compensation	—	—	—	22,962	—	—	22,962
Tax payments from shares withheld for equity awards	—	—	—	(2,778)	—	—	(2,778)
Net loss	—	—	—	—	(35,547)	—	(35,547)
Balance as of December 31, 2014	—	40,882	4	1,467,658	(987,524)	(1,113)	479,025
Common stock issued for stock options and restricted stock units	—	520	—	2,409	—	—	2,409
Common stock issued for employee stock purchase plan	—	103	—	1,193	—	—	1,193
Stock repurchases	—	(551)	—	(7,735)	—	—	(7,735)
Other comprehensive income	—	—	—	—	—	586	586
Stock-based compensation	—	—	—	13,047	—	—	13,047
Tax effect of equity compensation	—	—	—	15,378	—	—	15,378
Tax payments from shares withheld for equity awards	—	—	—	(1,545)	—	—	(1,545)
Net loss	—	—	—	—	(40,074)	—	(40,074)
Purchase of redeemable noncontrolling interests	15,038	—	—	—	—	—	—
Balance as of December 31, 2015	15,038	40,954	4	1,490,405	(1,027,598)	(527)	462,284
Common stock issued for stock options and restricted stock units	—	700	—	2,216	—	—	2,216
Common stock issued for employee stock purchase plan	—	191	—	1,402	—	—	1,402
Other comprehensive income	—	—	—	—	—	146	146
Stock-based compensation	—	—	—	15,235	—	—	15,235
Tax effect of equity compensation	—	—	—	2,461	—	—	2,461
Tax payments from shares withheld for equity awards	—	—	—	(1,752)	—	—	(1,752)
Reclassification of liability award to equity award	—	—	—	185	—	—	185
Net income (loss)	658	—	—	—	(65,158)	—	(65,158)
Balance as of December 31, 2016	$15,696	41,845	$4	$1,510,152	$(1,092,756)	$(381)	$417,019
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2016	2015	2014
Operating Activities:
Net loss	$(64,500)	$(40,074)	$(35,547)
Less: Discontinued operations, net of income taxes	(63,121)	(27,348)	(30,003)
Net loss from continuing operations	(1,379)	(12,726)	(5,544)
Adjustments to reconcile net loss from continuing operations to net cash from operating activities:
Stock-based compensation	13,764	8,694	8,694
Depreciation and amortization of acquired intangible assets	38,688	22,590	22,164
Excess tax benefits from stock-based award activity	(15,957)	(7,967)	(6,398)
Deferred income taxes	(18,055)	(12,607)	(9,858)
Amortization of premium on investments, net	174	1,589	3,772
Amortization of debt issuance costs	1,840	1,133	1,059
Accretion of debt discounts	4,690	3,866	3,594
Loss on debt extinguishment and modification expense	1,036	398	—
Revaluation of acquisition-related contingent consideration liability	391	—	—
Other	19	203	77
Cash provided (used) by changes in operating assets and liabilities:
Cash segregated under federal or other regulations	1,202	—	—
Accounts receivable	(2,340)	(1,862)	47
Commissions receivable	184	—	—
Other receivables	22,875	651	367
Prepaid expenses and other current assets	3,741	(493)	(3,457)
Other long-term assets	(887)	(15)	191
Accounts payable	(153)	369	(258)
Commissions and advisory fees payable	(395)	—	—
Deferred revenue	582	1,875	1,130
Accrued expenses and other current and long-term liabilities	21,195	10,643	4,548
Net cash provided by operating activities from continuing operations	71,215	16,341	20,128
Investing Activities:
Business acquisitions, net of cash acquired	(1,788)	(573,366)	—
Purchases of property and equipment	(3,812)	(1,512)	(2,037)
Change in restricted cash	—	150	—
Proceeds from sales of investments	—	156,506	28,535
Proceeds from maturities of investments	12,807	296,455	255,994
Purchases of investments	(8,767)	(214,257)	(336,495)
Net cash used by investing activities from continuing operations	(1,560)	(336,024)	(54,003)
Financing Activities:
Proceeds from credit facility, net of debt issuance costs and debt discount of $9,730 and $12,000 in 2015	—	378,270	36,556
Repurchase of convertible notes	(20,667)	—	—
Repayment of credit facility	(140,000)	(51,940)	(56,000)
Repayment of note payable with related party	(3,200)	—	—
Stock repurchases	—	(7,735)	(38,650)
Excess tax benefits from stock-based award activity	15,957	7,967	6,398
Proceeds from stock option exercises	2,216	2,409	6,730
Proceeds from issuance of stock through employee stock purchase plan	1,402	1,193	1,376
Tax payments from shares withheld for equity awards	(1,752)	(1,545)	(2,875)
Net cash provided (used) by financing activities from continuing operations	(146,044)	328,619	(46,465)
Net cash provided (used) by continuing operations	(76,389)	8,936	(80,340)

Net cash provided by operating activities from discontinued operations	14,047	14,108	41,406
Net cash provided (used) by investing activities from discontinued operations	83,608	(540)	(47,933)
Net cash provided (used) by financing activities from discontinued operations	(25,000)	(8,982)	8,886
Net cash provided by discontinued operations	72,655	4,586	2,359

Effect of exchange rate changes on cash and cash equivalents	(26)	(17)	—
Net increase (decrease) in cash and cash equivalents	(3,760)	13,505	(77,981)
Cash and cash equivalents, beginning of period	55,473	41,968	119,949
Cash and cash equivalents, end of period	$51,713	$55,473	$41,968
Non-cash investing and financing activities from continuing operations:
Purchases of property and equipment through leasehold incentives (investing)	$—	$—	$120
Cash paid for income taxes from continuing operations	$2,012	$614	$684
Cash paid for interest from continuing operations	$32,377	$8,994	$9,469
See notes to consolidated financial statements.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2016, 2015, and 2014

Note 1: The Company and Basis of Presentation
Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates two businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries (“HD Vest”), which the Company acquired on December 31, 2015. HD Vest is included in Blucora's results of operations beginning on January 1, 2016. HD Vest provides wealth management solutions for financial advisors and their clients. HDV Holdings, Inc. is the parent company of the Wealth Management business and owns all outstanding shares of HD Vest, Inc., which serves as a holding company for the various financial services subsidiaries. Those subsidiaries include HD Vest Investment Securities, Inc. (a clearing broker-dealer), HD Vest Advisory Services, Inc. (a registered investment advisor), and HD Vest Insurance Agency, LLC (an insurance broker). The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
The Company also operated an internet Search and Content business and an E-Commerce business. The Search and Content business operated through the InfoSpace LLC subsidiary (“InfoSpace”) and provided search services to users of its owned and operated and distribution partners’ web properties, as well as online content through HowStuffWorks (“HSW”). The E-Commerce business consisted of the operations of Monoprice, Inc. (“Monoprice”) and sold self-branded electronics and accessories to both consumers and businesses primarily through its website www.monoprice.com.
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market (the “Strategic Transformation”). Strategic Transformation refers to the Company's transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest (see "Note 3: Business Combinations") and the divestitures of the Search and Content and E-Commerce businesses (see "Note 4: Discontinued Operations"). As part of the Strategic Transformation and “One Company” operating model, the Company announced on October 27, 2016 plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The actions to relocate corporate headquarters are intended to drive efficiencies and improve operational effectiveness (see "Note 5: Restructuring").
The Company completed both divestitures in 2016. Specifically, on November 17, 2016, the Company closed on an agreement with YFC-Boneagle Electric Co., Ltd (“YFC”), under which YFC acquired the E-Commerce business for $40.5 million. On August 9, 2016, the Company closed on an agreement with OpenMail LLC (“OpenMail”), under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million.
The financial condition, results of operations, cash flows, and the notes to financial statements reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Except for disclosures related to equity and unless otherwise specified, disclosures in these consolidated financial statements reflect continuing operations.
Segments: The Company has two reportable segments: the Wealth Management segment, which is the HD Vest business, and the Tax Preparation segment, which is the TaxAct business. The former Search and Content and E-Commerce segments are included in discontinued operations. The former Search and Content segment is the InfoSpace business, which includes HSW, and the former E-Commerce segment is the Monoprice business. Unless the context indicates otherwise, the Company uses the term “Wealth Management” to represent services sold through the HD Vest business, the term “Tax Preparation” to represent services and software sold through the TaxAct business, the term “Search and Content” to represent search and content services, and the term “E-Commerce” to represent products sold through the Monoprice business (see "Note 13: Segment Information").
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.
Net capital and regulatory requirements: The Company's HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of December 31, 2016, HD Vest met all capital adequacy requirements to which it was subject.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated on a project or product basis. The Company capitalized $1.0 million, $0.3 million, and $0.3 million of internal-use software costs in the years ended December 31, 2016, 2015, and 2014, respectively.
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
Goodwill is calculated as the excess of the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments and included the former Search and Content and E-Commerce segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis, except for advisor relationships which are amortized proportional to expected revenue. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

See "Note 4: Discontinued Operations" for discussion of impairment of goodwill and intangible assets in the fourth quarters of 2015 and 2014.
Debt issuance costs and debt discounts: Debt issuance costs and debt discounts are deferred and amortized as interest expense under the effective interest method over the contractual term of the related debt, adjusted for prepayments in the case of the Company’s credit facilities (see "Note 9: Debt"). Debt issuance costs related to line-of-credit arrangements are recorded in "Prepaid expenses and other current assets, net." All other debt issuance costs and debt discounts are recorded as a direct deduction from the carrying amount of the recognized debt.
Debt issuance costs related to the Company’s Convertible Senior Notes (the “Notes”) issued in 2013 were allocated to the liability and equity components of the instrument. The debt issuance costs allocated to the liability component are amortized to interest expense through the earlier of the maturity date of the Notes or the date of conversion, if any, adjusted for repurchases. The debt issuance costs allocated to the equity component of the Notes were recorded as an offset to "Additional paid-in capital" (See "Note 9: Debt").
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
Redeemable noncontrolling interests: Noncontrolling interests that are redeemable at the option of the holder and not solely within the control of the issuer are classified outside of stockholders' equity. In connection with the acquisition of HD Vest, management of that business has retained an ownership interest. The Company is party to put and call arrangements with respect to these interests. These put and call arrangements allow HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. To the extent that the redemption value of these interests exceeds the value determined by adjusting the carrying value for the subsidiary's attribution of net income (loss), the value of such interests is adjusted to the redemption value with a corresponding adjustment to additional paid-in capital. The redemption amount at December 31, 2016 was $11.6 million.
Revenue recognition, general:  The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable, and collectibility is probable. Determining whether and when these criteria have been satisfied involves judgment and estimates and assumptions that can have an impact on the timing and amount of revenue that the Company recognizes.
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
Wealth management revenue recognition: Wealth management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. Revenue is recognized in the periods in which the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

related services are performed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Payments received by the Company in advance of the performance of service are deferred and recognized as revenue when earned.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

account charges as generally outlined in agreements with financial advisors, clients, and financial institutions. Such fees are recognized as services are performed or as earned, as applicable.
Tax preparation revenue recognition: The Company derives revenue from the sale of tax preparation online services, ancillary services, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary services include tax preparation support services, data archive services, e-filing services, bank or reloadable pre-paid debit card services, and other value-added services. This revenue is recorded in the Tax Preparation segment.
The Company’s Tax Preparation segment revenue consists primarily of hosted tax preparation online services, tax preparation support services, data archive services, and e-filing services. The Company recognizes revenue from these services as the services are performed and the four revenue recognition criteria described above are met.
The Company recognizes revenue from the sale of its packaged software when legal title transfers. This is generally when its customers download the software from the Internet or, to a lesser extent, when the software ships.
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
Cost of revenue: The Company records the cost of revenue for sales of services when the related revenue is recognized. "Cost of revenue" consists of costs related to the Wealth Management and Tax Preparation businesses, which include commissions to financial advisors, third-party costs, and costs associated with the technical support team and the operation of its data centers. Data center costs include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, professional services fees (which include technology project consulting fees), software support and maintenance, bandwidth and hosting costs, and depreciation. Cost of revenue also includes the amortization of acquired technology.
Engineering and technology expenses:  Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of the Company’s offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

support and maintenance, bandwidth and hosting, and professional services fees. Research and development expenses were $13.7 million, $4.8 million, and $2.8 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Sales and marketing expenses:  Sales and marketing expenses consist principally of personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) and the cost of temporary help and contractors for those engaged in marketing, selling, and sales support operations activities, marketing expenses associated with the HD Vest and TaxAct businesses (which primarily include television, radio, online, text, email, and sponsorship channels), and back office processing support expenses associated with the HD Vest business (occupancy and general office expenses, regulatory fees, and license fees).
Costs for advertising are recorded as expense when the advertisement appears. Advertising expense totaled $44.0 million, $35.5 million, and $33.4 million for the years ended December 31, 2016, 2015, and 2014, respectively. Prepaid advertising costs were $0.6 million and $3.9 million at December 31, 2016 and 2015, respectively.
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
Employee benefit plan:  The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. Pursuant to a continuing resolution, the Company has matched a portion of the 401(k) contributions made by its employees. The amount contributed by the Company ranges from 1% to 4% of an employee's salary, depending upon the percentage contributed by the employee. For the years ended December 31, 2016, 2015, and 2014, the Company contributed $1.4 million, $0.6 million, and $0.3 million, respectively, for employees, with the increase in 2016 due to the acquisition of HD Vest on December 31, 2015.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Other comprehensive income:  Comprehensive income includes net income plus items that are recorded directly to stockholders’ equity, including the net change in unrealized gains and losses on available-for-sale investments and foreign currency translation adjustments. Included in the net change in unrealized gains and losses are realized gains or losses, including other-than-temporary impairment losses, included in the determination of net income in the period realized. Amounts reclassified out of other comprehensive income into net income were determined on the basis of specific identification.
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
Concentration of credit risk:  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable, and commissions receivable. These instruments are generally unsecured and uninsured.
For cash equivalents, short-term investments, and commissions receivable, the Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions and investment sponsors that are expected to be able to fully perform under the terms of the agreement.
Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a variety of geographic areas. The Company performs ongoing credit evaluations of its customers and maintains allowances for potential credit losses.
Geographic revenue information: Almost all of the Company's revenue for 2016, 2015, and 2014 was generated from customers located in the United States.
Recent accounting pronouncements:  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations. The Company currently is considering ASUs that impact the following areas:
Revenue recognition - In May 2014, the FASB issued guidance codified in ASC 606, “Revenue from Contracts with Customers,” which amends the guidance in former ASC 605 “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be achieved in a five-step process. Enhanced disclosures also will be required. This guidance is effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Earlier adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has made significant progress towards completing its evaluation of potential changes from adopting the new guidance on its core revenues and continues to evaluate the impact of this guidance on its consolidated financial statements and related disclosures. The Company expects to have its preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017. The Company is not planning to early adopt and currently expects to adopt the new guidance in the first quarter of 2018.
Leases - In February 2016, the FASB issued an ASU on lease accounting, whereby lease assets and liabilities, whether arising from leases that are considered operating or finance (capital), will be recognized on the balance sheet. Enhanced qualitative disclosures also will be required. This guidance is effective on a modified retrospective basis--with various practical expedients related to leases that commenced before the effective date--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2018. Earlier adoption is permitted. The Company currently is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Stock-based compensation - In March 2016, the FASB issued an ASU on employee share-based payment accounting.  The ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense, rather than as additional paid-in capital.  In addition, the ASU requires that excess tax benefits be recorded in the period that shares vest or settle, regardless of whether the benefit reduces taxes payable in the same period.  Cash flows related to excess tax benefits will be included as an operating activity, and no longer classified as a financing activity, in the statement of cash flows.  This guidance is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2016.  Earlier adoption is permitted.  The guidance related to the recognition of excess tax benefits and deficiencies as income tax benefit or expense is effective on a prospective basis, and the guidance related to the timing of excess tax benefit recognition is effective using a modified retrospective transition method with a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  The cash flow presentation guidance is effective on a retrospective or prospective basis.
The Company will implement this ASU on January 1, 2017 and record a cumulative-effect adjustment to credit retained earnings of $51.5 million for excess tax benefits which the Company has deemed realizable.  In addition to this:

•
On a prospective basis, the primary impact of adoption will be the recognition of current period excess tax benefits and deficiencies in the income tax provision (rather than in additional paid-in capital).  The actual impact of this item will depend upon certain variables, including the Company's stock price.

•
On a retrospective basis, the Company will present excess tax benefits as an operating activity (rather than a financing activity) in the statement of cash flows. Beginning with 2017 financial statements, prior period statements of cash flows will be restated, which will result in an increase to cash provided by operating activities from continuing operations and a corresponding decrease to cash provided by financing activities from continuing operations for the amount historically presented in the "excess tax benefits from stock-based award activity" line item in the statements of cash flows.

The ASU also clarifies that payments made to tax authorities on an employee's behalf for withheld shares should be presented as a financing activity in the statement of cash flows, allows the repurchase of more of an employee's shares for tax withholding purposes without triggering liability accounting, and provides an accounting policy election to account for forfeitures as they occur.  The cash flow presentation requirements for payments made to tax authorities on an employee's behalf will have no impact to any periods presented, since such cash flows historically have been presented as a financing activity.  The Company is not planning to change tax withholdings and will continue to estimate forfeitures in determining the amount of compensation cost to be recognized in each period.

Note 3: Business Combinations
HD Vest: On December 31, 2015 and pursuant to the Purchase Agreement dated October 14, 2015, the Company acquired HD Vest for $613.7 million, including cash acquired of $38.9 million and after a $1.8 million final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and their clients and is expected to be synergistic with TaxAct as a result of cross-serving opportunities and an expanded addressable market for both HD Vest and TaxAct. In connection with the acquisition, certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. A portion of those shares were sold to the Company in exchange for a promissory note. After giving effect to the rollover shares and related purchase of the rollover shares for the promissory note, the Company indirectly owns 95.52% of HDV Holdings, Inc., with the remaining 4.48% non-controlling interest held collectively by the rollover management members and subject to put and call arrangements exercisable beginning in 2019.
The acquisition was funded by a combination of cash on hand and the TaxAct - HD Vest 2015 credit facility, under which the Company borrowed $400.0 million (see "Note 9: Debt").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Valuations were as follows (in thousands):

Fair value
Tangible assets acquired, including cash acquired of $38,874	$78,681
Liabilities assumed	(21,212)
Identifiable net assets acquired	$57,469
Fair value adjustments for intangible assets:
Advisor relationships	$240,300
Sponsor relationships	16,500
Curriculum	800
Proprietary technology	13,600
Trade name	52,500
Fair value of intangible assets acquired	$323,700
Purchase price allocation:
Cash paid	$612,288
Plus: promissory note	6,400
Plus: noncontrolling interest	15,038
Less: escrow receivable	(20,000)
Purchase price	613,726
Less: identifiable net assets acquired	(57,469)
Less: fair value of intangible assets acquired	(323,700)
Plus: deferred tax liability related to intangible assets	123,484
Excess of purchase price over net assets acquired, allocated to goodwill	$356,041
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
The primary areas of the acquisition accounting that were not yet finalized related to income and non-income based taxes, certain contingent liability matters, indemnification assets, and residual goodwill. In the third and fourth quarters of 2016, the Company recorded a combined $2.1 million increase to net assets acquired and a corresponding decrease to goodwill, predominantly related to the finalization of federal and state tax returns and associated analyses for pre-acquisition tax periods. Acquisition accounting is now considered closed.
The promissory note is with the President of HD Vest and will be paid over a three-year period. The current portion was recorded in "Current portion of long-term debt, net," and the long-term portion was recorded in "Long-term debt, net." The note bears interest at a rate of 5% per year, with a principal amount that approximates its fair value. See "Note 9: Debt" for additional information on the "Note payable, related party."
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
The gross contractual amount of accounts receivable, including commissions receivable, acquired was $21.6 million, all of which the Company has substantially collected.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

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
SimpleTax: On July 2, 2015, TaxAct acquired all of the equity of SimpleTax, a provider of online tax preparation services for individuals in Canada, for C$2.4 million (with C$ indicating Canadian dollars and amounting to approximately $1.9 million based on the acquisition-date exchange rate) in cash and additional consideration of up to C$4.6 million ($3.7 million) that is contingent upon product availability and revenue performance over a three-year period. The estimated fair value of the contingent consideration as of the acquisition date was C$4.1 million ($3.3 million). See "Note 7: Fair Value Measurements" for additional information related to the fair value measurement of the contingent consideration.
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

Note 4: Discontinued Operations
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market, as more fully described in "Note 1: The Company and Basis of Presentation." The Strategic Transformation included plans to divest the Search and Content and E-Commerce businesses. Financial condition, results of operations, cash flows, and the notes to financial statements reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Amounts in discontinued operations include previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to the Search and Content and E-Commerce businesses.
On November 17, 2016, the Company closed on an agreement with YFC, under which YFC acquired the E-Commerce business for $40.5 million, which included a working capital adjustment. Of this amount, $39.5 million was received in the fourth quarter of 2016 and included in "Net cash provided (used) by investing activities from discontinued operations" in the consolidated statements of cash flows, and the remaining $1.0 million is expected to be received in the first half of 2017. The Company used all of the proceeds to pay down debt, including the Monoprice 2013 credit facility as discussed further under the debt subsection of this note, and recognized a loss on sale of the E-Commerce business of approximately $52.2 million.
On August 9, 2016, the Company closed on an agreement with OpenMail, under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment and was included in "Net cash provided (used) by investing activities from discontinued operations" in the consolidated statements of cash flows. The Company used all of the proceeds to pay down debt and recognized a loss on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

sale of the Search and Content business of approximately $21.6 million. Under a separate agreement, the Company is subleasing to InfoSpace the office space that InfoSpace is using currently. The rent payments and September 2020 termination date are consistent with the underlying non-cancelable operating lease. See "Note 10: Commitments and Contingencies" for additional information.
Summarized financial information for discontinued operations is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Major classes of items in net income (loss):
Revenues	$227,989	$352,077	$477,001
Operating expenses	(211,395)	(391,702)	(490,006)
Other loss, net	(719)	(2,673)	(1,316)
Income (loss) from discontinued operations before income taxes	15,875	(42,298)	(14,321)
Loss on sale of discontinued operations before income taxes	(73,800)	—	—
Discontinued operations, before income taxes	(57,925)	(42,298)	(14,321)
Income tax benefit (expense)	(5,196)	14,950	(15,682)
Discontinued operations, net of income taxes	$(63,121)	$(27,348)	$(30,003)

	December 31,
	2016	2015
Major classes of assets and liabilities:
Cash	$—	$2,158
Accounts receivable, net of allowance	—	26,352
Inventories	—	43,480
Other current assets	—	3,182
Property and equipment, net	—	9,824
Goodwill, net	—	67,201
Other intangible assets, net	—	59,006
Other long-term assets	—	460
Total assets of discontinued operations	$—	$211,663

Accounts payable	$—	$33,295
Other current liabilities	—	15,622
Debt (net of discount and including short-term and long-term portions)	—	25,000
Deferred tax liability, net	—	13,816
Other long-term liabilities	—	542
Total liabilities of discontinued operations	$—	$88,275
Assets and liabilities of discontinued operations were reported at the lower of carrying value or fair value less cost to sell. Goodwill, other intangible assets, and debt are discussed further below in the related subsections of this note.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Business exit costs: In conjunction with the Strategic Transformation, the Company incurred business exit costs of approximately $4.5 million, which primarily were recorded in discontinued operations in the fourth quarter of 2015 and the first quarter of 2016. The following table summarizes the activity in the business exit cost liability (in thousands):

Employee-Related Termination Costs
Balance as of December 31, 2014	$—
Charges	994
Balance as of December 31, 2015	994
Charges	3,552
Payments	(4,396)
Balance as of December 31, 2016	$150
Goodwill and other intangible assets: The Company tested the goodwill and trade names related to Search and Content and E-Commerce for impairment as of October 31, 2015, due to the Company's October 2015 announcement of its plans to divest these businesses and their resulting classification as held for sale. In the fourth quarter of 2015, the Company recorded goodwill impairments of $15.1 million and $33.8 million related to the Search and Content and E-Commerce reporting units, respectively, which adjusted the carrying values of the Search and Content and E-Commerce goodwill to $44.8 million and $22.4 million, respectively. In addition, the Company recorded trade name impairments of $5.9 million and $4.2 million related to the HSW and Monoprice trade names, respectively, which adjusted the carrying values of the HSW and Monoprice trade names to nil and $30.6 million, respectively.
In the fourth quarter of 2014, the Company recorded a goodwill impairment related to E-Commerce of $59.4 million and a trade name impairment of $3.2 million related to the Monoprice trade name.
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
Debt: The debt in discontinued operations consisted of the following (in thousands):

	December 31,
	2016	2015
Monoprice 2013 credit facility	$—	$25,000
On November 22, 2013, Monoprice entered into a credit facility agreement, which consisted of a $30.0 million revolving credit loan and, until repaid in full in 2015 as discussed in the next paragraph, also consisted of a $40.0 million term loan. The final maturity date of the credit facility was November 22, 2018 but became immediately due and payable upon the sale of Monoprice in November 2016.
Monoprice initially borrowed $50.0 million under the credit facility, from both the revolving credit loan and the term loan, and had net repayment activity of $25.0 million and $17.0 million in 2016 and 2015, respectively. Monoprice had the right to permanently reduce, without premium or penalty, the credit facility at any time. In accordance with this provision, Monoprice repaid the outstanding amount under the term loan in full in 2015, which was included in the net repayment activity for 2015 and resulted in the write-down of the remaining unamortized discount and debt issuance costs related to the term loan.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Note 5: Restructuring
On October 27, 2016, the Company announced plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas as part of the Strategic Transformation and “One Company” operating model. The actions to relocate corporate headquarters are intended to drive efficiencies and improve operational effectiveness.
In connection with this plan, the Company expects to incur restructuring costs of approximately $5.4 million. These costs will be recorded in "Restructuring" on the consolidated statements of comprehensive income and within corporate-level activity for segment purposes. While the relocation and the related costs are expected to be substantially completed by June 2017, the Company expects some costs through the fourth quarter of 2017, primarily related to employees who will continue to provide service through that time period.
The following table summarizes the activity in the restructuring liability (in thousands):

	Employee-Related Termination Costs	Other Costs	Stock-Based Compensation	Total
Balance as of December 31, 2015	$—	$—	$—	$—
Charges	4,234	—	(364)	3,870
Non-cash	—	—	364	364
Balance as of December 31, 2016	$4,234	$—	$—	$4,234
Total amount expected to be incurred (1)	$4,707	$155	$574	$5,436
Cumulative amount incurred to date	$4,234	$—	$(364)	$3,870
(1) Does not include the impact of the non-cancelable operating lease and related fixed assets, which are discussed further in the last paragraph of this note.
Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements that are payable at termination dates throughout 2017 with the majority expected to be paid in the second half of 2017. Other costs include office moving costs. Stock-based compensation primarily includes the impact of equity award modifications associated with employment contracts for individuals impacted by the relocation, as well as forfeitures that were recorded for severed employees.
 The Company has a non-cancelable operating lease that runs through 2020 for its Bellevue facility, which the Company will occupy until June 2017. The Company currently is evaluating various cost mitigation options, including a sublease of the facility and the related leasehold improvements and office furniture and equipment. If Blucora is unable to sublease, there could be contract termination fees of up to $2.5 million based upon a July 1, 2017 vacate date and fixed asset-related costs for assets, net of deferred rent, that had a carrying value of $0.4 million as of December 31, 2016. These costs would be accrued at the termination or cease-use date, which is expected in the first half of 2017. If Blucora is able to sublease, there could be costs related to tenant improvement allowance, rent abatement, and/or broker commissions, which would be accrued when incurred.

Note 6: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2014	$—	$188,541	$188,541
Additions	356,386	4,473	360,859
Foreign currency translation adjustment	—	(441)	(441)
Balance as of December 31, 2015	356,386	192,573	548,959
Purchase accounting adjustments	(345)	—	(345)
Foreign currency translation adjustment	—	127	127
Balance as of December 31, 2016	$356,041	$192,700	$548,741

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

The purchase accounting adjustment in 2016 primarily related to the final working capital adjustment and the finalization of federal and state tax returns associated with the acquisition of HD Vest. The goodwill additions in 2015 related to the acquisitions of HD Vest (Wealth Management segment) and SimpleTax (Tax Preparation segment). The 2016 and 2015 activity are described in "Note 3: Business Combinations."
Intangible assets other than goodwill consisted of the following (in thousands):

	December 31, 2016			December 31, 2015
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$101,690	$(62,381)	$39,309	$101,681	$(49,664)	$52,017
Advisor relationships	240,300	(17,138)	223,162	240,300	—	240,300
Sponsor relationships	16,500	(917)	15,583	16,500	—	16,500
Curriculum	800	(200)	600	800	—	800
Technology	43,855	(32,331)	11,524	43,948	(29,270)	14,678
Total definite-lived intangible assets	403,145	(112,967)	290,178	403,229	(78,934)	324,295
Indefinite-lived intangible assets:
Trade names	72,000	—	72,000	72,000	—	72,000
Total	$475,145	$(112,967)	$362,178	$475,229	$(78,934)	$396,295
There were advisor relationship, sponsor relationship, curriculum, and technology additions in 2015 related to the acquisition of HD Vest (Wealth Management segment). There also were customer relationship and technology additions in 2015 related to the acquisition of SimpleTax (Tax Preparation segment). Both acquisitions are described in "Note 3: Business Combinations."
Amortization expense was as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Statement of comprehensive income line item:
Cost of revenue	$812	$7,546	$7,450
Amortization of other acquired intangible assets	33,331	12,757	12,742
Total	$34,143	$20,303	$20,192
Expected amortization of definite-lived intangible assets held as of December 31, 2016 is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Statement of comprehensive income line item:
Cost of revenue	$188	$94	$—	$—	$—	$—	$282
Amortization of other acquired intangible assets	33,155	32,844	32,607	20,254	17,423	153,613	289,896
Total	$33,343	$32,938	$32,607	$20,254	$17,423	$153,613	$290,178
The weighted average amortization periods for definite-lived intangible assets are as follows: 37 months for customer relationships, 228 months for advisor relationships, 204 months for sponsor relationships, 36 months for curriculum, 59 months for technology, and 194 months for total definite-lived intangible assets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Note 7: Fair Value Measurements
The fair value hierarchy of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

	December 31, 2016	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S. government securities	$2,749	$—	$2,749	$—
Money market and other funds	4,090	—	4,090	—
Commercial paper	1,999	—	1,999	—
Taxable municipal bonds	1,301	—	1,301	—
Total cash equivalents	10,139	—	10,139	—
Available-for-sale investments:
Debt securities:
U.S. government securities	2,000	—	2,000	—
Commercial paper	1,998	—	1,998	—
Time deposits	807	—	807	—
Taxable municipal bonds	2,296	—	2,296	—
Total debt securities	7,101	—	7,101	—
Total assets at fair value	$17,240	$—	$17,240	$—

Acquisition-related contingent consideration liability	$3,421	$—	$—	$3,421
Total liabilities at fair value	$3,421	$—	$—	$3,421

	December 31, 2015	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$5,410	$—	$5,410	$—
Available-for-sale investments:
Debt securities:
U.S. government securities	11,301	—	11,301	—
Total assets at fair value	$16,711	$—	$16,711	$—

Acquisition-related contingent consideration liability	$2,951	$—	$—	$2,951
Total liabilities at fair value	$2,951	$—	$—	$2,951
The Company also had financial instruments that were not measured at fair value. See "Note 9: Debt" for details.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

A reconciliation of Level 3 items measured at fair value on a recurring basis was as follows (in thousands):

	Years ended December 31,
	2016	2015
Acquisition-related contingent consideration liability:
Balance at beginning of year	$2,951	$—
Initial estimate upon acquisition	—	3,274
Revaluation	391	—
Foreign currency transaction (gain) loss	79	(323)
Balance at end of year	$3,421	$2,951
The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 3: Business Combinations"), and the related payments are expected to occur annually beginning in 2017 and continuing through 2019. As of December 31, 2016, the Company could be required to pay up to an undiscounted amount of $3.4 million. The Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated revenues or an increase in the discount rate would decrease the fair value of the contingent consideration liability. As of December 31, 2016, the Company recorded approximately $0.9 million in "Accrued expenses and other current liabilities" and $2.5 million in "Other long-term liabilities" on the consolidated balance sheets.
In 2016, the Company had non-recurring Level 3 fair value measurements related to the repurchase of its Convertible Senior Notes. See "Note 9: Debt" for details. In 2015 and 2014, the Company had non-recurring Level 3 fair value measurements related to its reporting units and various intangible assets as part of goodwill and intangible asset impairment reviews. See "Note 4: Discontinued Operations" for details.
The contractual maturities of the debt securities classified as available-for-sale at December 31, 2016 and 2015 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance as of December 31, 2016	$7,102	$—	$(1)	$7,101
Balance as of December 31, 2015	$11,316	$—	$(15)	$11,301

Note 8: Balance Sheet Components
Prepaid expenses and other current assets, net consisted of the following (in thousands):

	December 31,
	2016	2015
Prepaid expenses	$5,990	$9,893
Other current assets, net	331	169
Total prepaid expenses and other current assets, net	$6,321	$10,062

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2016	2015
Computer equipment and data center	$6,884	$5,383
Purchased software	4,420	2,115
Internally-developed software	2,478	1,999
Office equipment	745	587
Office furniture	1,532	1,529
Leasehold improvements and other	6,246	6,131
	22,305	17,744
Accumulated depreciation	(12,269)	(6,915)
	10,036	10,829
Capital projects in progress	800	479
Total property and equipment, net	$10,836	$11,308
Total depreciation expense was $4.5 million, $2.3 million, and $2.0 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Unamortized internally-developed software was $1.7 million at December 31, 2016 and 2015. The Company recorded depreciation expense for internally-developed software of $1.0 million, $0.3 million, and $0.2 million for the years ended December 31, 2016, 2015, and 2014, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2016	2015
Salaries and related expenses	$12,506	$7,581
Accrued interest on Notes (see Note 9)	1,837	2,138
Other	4,185	3,287
Total accrued expenses and other current liabilities	$18,528	$13,006

As part of the Strategic Transformation, the Company announced the departure of its former chief executive officer once a permanent successor was identified. "Salaries and related expenses" at December 31, 2015 included $1.5 million of employee separation costs pursuant to the former chief executive officer's employment agreement, which were paid in April 2016.

Note 9: Debt
The Company’s debt consisted of the following (in thousands):

	December 31, 2016				December 31, 2015
		Unamortized				Unamortized
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
TaxAct - HD Vest 2015 credit facility	$260,000	$(7,124)	$(5,295)	$247,581	$400,000	$(12,000)	$(8,919)	$379,081
Convertible Senior Notes	172,859	(6,913)	(1,770)	164,176	201,250	(12,207)	(3,125)	185,918
Note payable, related party	3,200	—	—	3,200	6,400	—	—	6,400
Total debt	$436,059	$(14,037)	$(7,065)	$414,957	$607,650	$(24,207)	$(12,044)	$571,399

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

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
TaxAct and HD Vest borrowed $400.0 million under the term loan and had net repayment activity of $140.0 million in 2016. Principal payments on the term loan are payable quarterly and will be between 0.625% and 1.875% of outstanding principal, depending upon TaxAct and HD Vest's combined net leverage of EBITDA ratio. The interest rate on the term loan is variable at the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.00%, plus a margin of 6.00%, payable at the end of each interest period.
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
TaxAct and HD Vest have the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $5.0 million or any whole multiple of $1.0 million in excess thereof, except for prepayments through December 31, 2016 which carry a premium of 1.00% of the total principal amount outstanding just prior to prepayment. In accordance with this provision, TaxAct and HD Vest prepaid a portion of the credit facility in 2016, which was included in the repayment activity for 2016 and resulted in the write-down of a portion of the unamortized discount and debt issuance costs. The write-down of the unamortized discount and debt issuance costs was recorded in "Other loss, net" on the consolidated statements of comprehensive income (see "Note 14: Other Loss, Net" for details).
The credit facility includes financial and operating covenants, including a net leverage to EBITDA ratio, which are defined further in the agreement. As of December 31, 2016, TaxAct and HD Vest were in compliance with all of the financial and operating covenants.
As of December 31, 2016, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
TaxAct 2013 credit facility:  On August 30, 2013, TaxAct entered into an agreement to refinance a 2012 credit facility on more favorable terms. TaxAct had net repayment activity of $51.9 million and $19.4 million in 2015 and 2014, respectively. This credit facility was repaid in full in the second quarter of 2015 and subsequently closed, at which point the remaining debt issuance costs were written off. The write-off of the debt issuance costs was recorded in "Other loss, net" on the consolidated statements of comprehensive income (see "Note 14: Other Loss, Net" for details).
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of December 31, 2016 and 2015, the Notes were not convertible.

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

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
During 2016, the Company repurchased $28.4 million of the Notes' principal for cash of $20.7 million. The Company allocated the cash paid first to the liability component of the Notes based on the fair value of the repurchased Notes. The fair value was based on a discounted cash flow analysis of the Notes' principal and related interest payments, using a discount rate that approximated the current market rate for similar debt without conversion rights. The difference between the fair value and net carrying value of the repurchased Notes was recognized as a gain, since the Notes were repurchased below par value, and recorded in "Other loss, net" on the consolidated statements of comprehensive income (see "Note 14: Other Loss, Net" for details). No amount was allocated to the equity component of the Notes, since the fair value of the liability component exceeded the cash paid. The repurchase also resulted in the write-down of a portion of the unamortized discount and debt issuance costs, which was also recorded in "Other loss, net" on the consolidated statements of comprehensive income.
The following table sets forth total interest expense related to the Notes (in thousands):

	Years ended December 31,
	2016	2015	2014
Contractual interest expense (Cash)	$7,619	$8,553	$8,553
Amortization of debt issuance costs (Non-cash)	939	989	920
Accretion of debt discount (Non-cash)	3,666	3,866	3,594
Total interest expense	$12,224	$13,408	$13,067
Effective interest rate of the liability component	7.32%	7.32%	7.32%
The fair value of the principal amount of the Notes as of December 31, 2016 was $172.6 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
Note payable, related party:  The note payable is with the President of HD Vest and arose in connection with the acquisition of HD Vest. Certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the acquisition's closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. The President of HD Vest sold a portion of his shares to the Company in exchange for the note. See "Note 3: Business Combinations" for additional information on the acquisition of HD Vest. The note will be paid over a three-year period, with 50% paid in year one ($3.2 million paid in December 2016), 40% paid in year two, and 10% paid in year three. The note bears interest at a rate of 5% per year, with a principal amount that approximates its fair value.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Note 10: Commitments and Contingencies
The Company's contractual commitments are as follows for years ending December 31 (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Operating lease commitments:
Operating lease obligations	$3,948	$4,028	$4,108	$3,797	$2,441	$3,657	$21,979
Sublease income	(770)	(793)	(815)	(624)	—	—	(3,002)
Net operating lease commitments	3,178	3,235	3,293	3,173	2,441	3,657	18,977
Purchase commitments	3,174	2,703	—	—	—	—	5,877
Debt commitments	2,560	640	172,859	—	—	260,000	436,059
Interest on Notes	7,347	7,347	3,673	—	—	—	18,367
Acquisition-related contingent consideration liability	872	1,129	1,420	—	—	—	3,421
Total	$17,131	$15,054	$181,245	$3,173	$2,441	$263,657	$482,701
Operating lease commitments:  The Company has non-cancelable operating leases for its facilities. The leases run through 2023, and some of the leases have clauses for optional renewal. In connection with the sale of the Search and Content business as discussed in "Note 4: Discontinued Operations," the Company is subleasing to InfoSpace the office space that InfoSpace is using currently. The rent payments and September 2020 termination date are consistent with the underlying non-cancelable operating lease. Net rent expense under operating leases was as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Rent expense	$3,793	$1,237	$1,179
Less: sublease rent income	(342)	—	—
Net rent expense	$3,451	$1,237	$1,179
The non-cancelable operating lease for the Bellevue facility could be impacted by the corporate headquarters relocation announcement. See "Note 5: Restructuring" for additional information.
Purchase commitments:  The Company's purchase commitments consist primarily of non-cancelable service agreements for its data centers and a sponsorship marketing agreement.
Debt commitments and interest on Notes:  The Company’s debt commitments are based upon contractual payment terms and consist of the outstanding principal related to the TaxAct - HD Vest 2015 credit facility, the Notes, and the note payable with related party. The Company may repay the amounts outstanding under the TaxAct - HD Vest 2015 credit facility before its maturity date, depending upon the cash generated by the businesses, and under the Notes based upon holders exercising their conversion option. For further detail regarding the credit facility, the Notes, and the note payable with related party, see "Note 9: Debt."
Acquisition-related contingent consideration liability: The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 3: Business Combinations" and "Note 7: Fair Value Measurements"), and the related payments are expected to occur annually beginning in 2017 and continuing through 2019.
Collateral pledged:  The Company has pledged a portion of its cash as collateral for certain of its property lease-related banking arrangements. At December 31, 2016, the total amount of collateral pledged under these standby letters of credit was $0.8 million.
Off-balance sheet arrangements:  The Company has no off-balance sheet arrangements other than operating leases.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

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
On March 5, 2015, Remigius Shatas filed a shareholder derivative action against Andrew Snyder, a director of the Company, certain companies affiliated with Mr. Snyder, as well as nominal defendant Blucora, in the Superior Court of the State of Washington in and for King County.  Although the Company is a nominal defendant, the plaintiff purports to bring the action on behalf of the Company and thus does not seek monetary damages from the Company.  Instead, the plaintiff alleges improper use of inside information in certain sales of the Company's common stock and seeks to recover from Andrew Snyder and those companies affiliated with Mr. Snyder profits resulting from those allegedly improper sales. On May 15, 2015, the Superior Court granted the Company's motion to dismiss the Complaint based on the plaintiffs’ failure to file this matter in the proper court. Subsequently, the plaintiff moved for reconsideration of the Superior Court's decision to grant the motion to dismiss, and on June 5, 2015, that motion for reconsideration was denied.
On June 30, 2015, the plaintiff filed a Notice of Appeal with the Superior Court, indicating plaintiff's intention to appeal to the Washington Court of Appeals, Division I. After appellate briefing and oral argument, on October 17, 2016, the Court of Appeals issued an opinion reversing the Superior Court’s decision and remanding for further proceedings. The Court of Appeals stated that the record was not sufficiently developed to allow for consideration of the Company’s alternate grounds for affirmance or its argument that the plaintiff lacked standing. The Court of Appeals indicated that the parties could litigate those issues on remand.
On December 12, 2016, Jeffrey I. Tilden, the attorney for Mr. Shatas in the Washington action, filed a shareholder derivative action on his own behalf against the same defendants named in the Washington suit, as well as George Allen, GCA Savvian Advisors, LLC, and current and former members of the Blucora Board of Directors, in the Superior Court of the State of California in and for the County of San Francisco. The complaint asserts the same claims alleged in the Shatas action, as well as claims for breaches of fiduciary duty against current and former directors of the Company related to the Company’s share repurchases and the Company’s acquisitions of HD Vest and Monoprice. The complaint also asserts a claim against GCA Savvian, the Company’s financial advisor, for aiding and abetting breaches of fiduciary associated with the acquisitions. As with the Shatas action, the California derivative action does not seek monetary damages from the Company. The complaint seeks corporate governance reforms, declaratory relief, monetary damages from the other defendants, attorney’s fees and prejudgment interest.
The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors and may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under these indemnification agreements and applicable Delaware law.

Note 11: Stockholders' Equity
Stock incentive plan:  The Company may grant non-qualified stock options, stock, RSUs, and stock appreciation rights to employees, non-employee directors, and consultants.
The Company granted options and RSUs during 2016 and 2015 under its 2015 Incentive Plan (as amended and restated), as well as options and RSUs during 2016 under its 2016 Inducement Plan. The Company granted options and RSUs during 2015 and 2014 under its Restated 1996 Flexible Stock Incentive Plan. Options and RSUs generally vest over a period of three years, with one-third vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. There are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance targets.
The Company issues new shares upon the exercise of options and upon the vesting of RSUs. If an option or RSU is surrendered or otherwise unused, the related shares will continue to be available.
Employee Stock Purchase Plan:  The 1998 and 2016 Employee Stock Purchase Plans (“ESPP”) permit eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of Company common stock, subject

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 2.4 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 1.0 million shares were available for issuance as of December 31, 2016. The Company issues new shares upon purchase through the ESPP.
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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost
Year ended December 31, 2016	—	$—	$—
Year ended December 31, 2015	551	$14.01	$7,713
Year ended December 31, 2014	2,289	$16.85	$38,558
Other comprehensive income:  The following table provides information about activity in other comprehensive income (in thousands):

	Unrealized gain (loss) on investments	Foreign currency translation adjustment	Total
Balance as of December 31, 2013	$—	$—	$—
Other comprehensive loss	(1,113)	—	(1,113)
Balance as of December 31, 2014	(1,113)	—	(1,113)
Other comprehensive income (loss)	1,103	(517)	586
Balance as of December 31, 2015	(10)	(517)	(527)
Other comprehensive income	9	137	146
Balance as of December 31, 2016	$(1)	$(380)	$(381)

Note 12: Stock-Based Compensation
A summary of the general terms of stock options and RSUs at December 31, 2016 was as follows:

Number of shares authorized for awards	16,884,368
Options and RSUs outstanding	10,141,012
Options and RSUs expected to vest	8,698,137
Options and RSUs available for grant	5,547,330

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

The following activity occurred under the Company’s stock incentive plans:

	Options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding December 31, 2015	5,395,760	$13.87
Granted	4,955,954	$8.59
Forfeited	(908,061)	$11.65
Expired	(484,228)	$14.37
Exercised	(292,210)	$9.40
Outstanding December 31, 2016	8,667,215	$11.21	$37,459	3.4
Exercisable December 31, 2016	3,907,632	$13.71	$10,484	2.0
Vested and expected to vest after December 31, 2016	7,477,947	$11.49	$31,081	3.6

	Stock units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Outstanding December 31, 2015	1,008,099	$14.73
Granted	1,578,424	$7.82
Forfeited	(448,465)	$12.79
Vested	(664,261)	$13.52
Outstanding December 31, 2016	1,473,797	$8.45	$21,739	0.9
Expected to vest after December 31, 2016	1,220,190	$8.46	$17,998	0.9
Supplemental information is presented below:

	Years ended December 31,
	2016	2015	2014
Stock options:
Weighted average grant date fair value per share granted	$2.46	$3.65	$5.67
Total intrinsic value of options exercised (in thousands)	$437	$1,072	$3,600
Total fair value of options vested (in thousands)	$7,064	$4,416	$4,000
RSUs:
Weighted average grant date fair value per unit granted	$7.82	$13.67	$18.44
Total intrinsic value of units vested (in thousands)	$5,755	$5,437	$8,315
Total fair value of units vested (in thousands)	$8,981	$6,742	$6,560

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

The Company included the following amounts for stock-based compensation expense, which related to stock options, RSUs, and the ESPP, in the consolidated statements of comprehensive income (in thousands):

	Years ended December 31,
	2016	2015	2014
Cost of revenue	$166	$96	$254
Engineering and technology	1,640	484	516
Sales and marketing	2,548	771	829
General and administrative	9,774	7,343	7,095
Restructuring	(364)	—	—
Total in continuing operations	13,764	8,694	8,694
Discontinued operations	1,471	4,402	3,190
Total	$15,235	$13,096	$11,884
Total excluded and capitalized as part of internal-use software	$—	$135	$106
In the fourth quarter of 2016, the Company recorded stock-based compensation expense in connection with the corporate headquarters relocation announcement. See "Note 5: Restructuring" for additional information.
In May 2012, the Company granted stock options to certain Blucora employees who performed acquisition-related services. The vesting of such options were predicated on completing “qualified acquisitions” under the terms of the options. The completion of the HSW acquisition on May 30, 2014 constituted a qualified acquisition under such terms, resulting in a charge of $0.3 million to stock-based compensation expense (reflected in "General and administrative" expense) in 2014.
To estimate stock-based compensation expense, the Company used the Black-Scholes-Merton valuation method with the following assumptions for stock options granted:

	Years ended December 31,
	2016	2015	2014
Risk-free interest rate	0.83% - 1.59%	0.21% - 1.33%	0.11% - 1.31%
Expected dividend yield	0%	0%	0%
Expected volatility	35% - 45%	34% - 40%	35% - 43%
Expected life	3.4 years	3.0 years	3.0 years
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
As of December 31, 2016, total unrecognized stock-based compensation expense related to unvested stock awards is as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$3,818	1.2
RSUs	4,737	1.2
Total for continuing operations	$8,555	1.2

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Note 13: Segment Information
The Company has two reportable segments: the Wealth Management segment and the Tax Preparation segment. The Wealth Management segment consists of the HD Vest business, which was acquired on December 31, 2015. HD Vest is included in Blucora's results of operations beginning on January 1, 2016. As a result of the Strategic Transformation and the 2016 divestitures of the Search and Content and E-Commerce segments, those former segments are included in discontinued operations.
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
Information on the reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Years ended December 31,
	2016	2015	2014
Revenue:
Wealth Management	$316,546	$—	$—
Tax Preparation	139,365	117,708	103,719
Total revenue	455,911	117,708	103,719
Operating income (loss):
Wealth Management	46,296	—	—
Tax Preparation	66,897	56,984	49,696
Corporate-level activity	(76,076)	(61,791)	(45,093)
Total operating income (loss)	37,117	(4,807)	4,603
Other loss, net	(39,781)	(12,542)	(13,489)
Income tax benefit	1,285	4,623	3,342
Discontinued operations, net of income taxes	(63,121)	(27,348)	(30,003)
Net loss	$(64,500)	$(40,074)	$(35,547)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Revenues by major category within each segment are presented below (in thousands):

	Years ended December 31,
	2016	2015	2014
Wealth Management:
Commission	$150,125	$—	$—
Advisory	129,417	—	—
Asset-based	22,653	—	—
Transaction and fee	14,351	—	—
Total Wealth Management revenue	$316,546	$—	$—
Tax Preparation:
Consumer	$126,289	$105,367	$93,097
Professional	13,076	12,341	10,622
Total Tax Preparation revenue	$139,365	$117,708	$103,719

Note 14:	Other Loss, Net
"Other loss, net" consisted of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
Interest income	$(81)	$(609)	$(355)
Interest expense (see Note 9)	32,424	9,044	9,476
Amortization of debt issuance costs (see Note 9)	1,840	1,133	1,059
Accretion of debt discounts (see Note 9)	4,690	3,866	3,594
Loss on debt extinguishment and modification expense (see Note 9 and next table)	1,036	398	—
Gain on third party bankruptcy settlement	(172)	(1,128)	(286)
Other	44	(162)	1
Other loss, net	$39,781	$12,542	$13,489
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which the Company is a creditor.
As discussed in Note 9: Debt, the Company repurchased some of the Notes and prepaid a portion of the TaxAct - HD Vest 2015 credit facility in 2016. In addition, the Company repaid the TaxAct 2013 credit facility in full in 2015 and subsequently closed it. This activity resulted in the following amounts recorded to loss on debt extinguishment and modification expense (in thousands):

	Years ended December 31,
	2016	2015	2014
Gain on Convertible Senior Notes repurchased	$(7,724)	$—	$—
Accelerated accretion of debt discount on Convertible Senior Notes	1,628	—	—
Accelerated amortization of debt issuance costs on Convertible Senior Notes	416	—	—
Accelerated accretion of debt discount and amortization of debt issuance costs on TaxAct - HD Vest 2015 credit facility	6,716	—	—
Write-off of debt issuance costs on TaxAct 2013 credit facility	—	398	—
Loss on debt extinguishment and modification expense	$1,036	$398	$—

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

Note 15: Income Taxes
Income tax benefit consisted of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
U.S. federal	$14,695	$7,470	$6,306
State	2,048	514	210
Foreign	27	—	—
Total current expense	16,770	7,984	6,516
Deferred:
U.S. federal	(16,608)	(12,004)	(9,800)
State	(1,421)	(538)	(58)
Foreign	(26)	(65)	—
Total deferred benefit	(18,055)	(12,607)	(9,858)
Income tax benefit	$(1,285)	$(4,623)	$(3,342)
Income tax benefit differed from the amount computed by applying the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Income tax benefit at the statutory federal income tax rate	$(930)	$(6,072)	$(3,110)
State income taxes, net of federal benefit	454	(15)	99
Deductible domestic manufacturing costs	(1,225)	(787)	(594)
Non-deductible compensation	249	27	569
Non-deductible acquisition-related transaction costs (see Note 3)	37	2,524	—
Change in liabilities for uncertain tax positions	(86)	—	(72)
Change in valuation allowance on unrealized capital losses	15	(223)	(117)
Other	201	(77)	(117)
Income tax benefit	$(1,285)	$(4,623)	$(3,342)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$176,722	$182,599
Accrued compensation	12,069	12,519
Deferred revenue	3,740	3,845
Tax credit carryforwards	10,925	10,797
Stock-based compensation	9,689	8,416
Capital loss	37,680	498
Basis difference in discontinued E-Commerce business	—	33,871
Other, net	5,798	6,222
Total gross deferred tax assets	256,623	258,767
Valuation allowance	(226,813)	(217,452)
Deferred tax assets, net of valuation allowance	29,810	41,315
Deferred tax liabilities:
Depreciation and amortization	(138,034)	(140,035)
Discount on Notes	(2,385)	(4,422)
Other, net	(517)	(378)
Total gross deferred tax liabilities	(140,936)	(144,835)
Net deferred tax liabilities	$(111,126)	$(103,520)
At December 31, 2016, the Company evaluated the need for a valuation allowance for certain deferred tax assets based upon its assessment of whether it is more likely than not that the Company will generate sufficient future taxable income necessary to realize the deferred tax benefits. The Company maintains a valuation allowance against its deferred tax assets that are capital in nature to the extent that it is more likely than not that the related deferred tax benefit will not be realized. The Company has deferred tax assets related to net operating losses that arose from excess tax benefits for stock-based compensation and minimum tax credits that arose from the corresponding alternative minimum tax paid for those excess tax benefits. Through December 31, 2016, the Company applied a valuation allowance against these equity-based deferred tax assets until the Company utilized the deferred tax assets to reduce taxes payable, and, accordingly, the Company did not consider these deferred tax assets when evaluating changes in the valuation allowance.
The changes in the valuation allowance for deferred tax assets are shown below (in thousands):

	Years ended December 31,
	2016	2015
Balance at beginning of year	$217,452	$211,865
Net changes to deferred tax assets, subject to a valuation allowance	9,361	5,587
Balance at end of year	$226,813	$217,452
For the years ended December 31, 2016 and 2015, the valuation allowance change included increases of $14.9 million and $22.1 million, respectively, for changes in deferred tax assets that were capital in nature, and decreases of $5.7 million and $16.7 million, respectively, for the utilization of equity-based deferred tax assets to reduce taxes payable.  As of December 31, 2016, $186.7 million of the valuation allowance pertained to equity-based deferred tax assets. Through December 31, 2016, the consolidated balance sheets reflected an increase in equity upon the release of this valuation allowance, and, accordingly, income tax expense did not reflect a benefit for the release of this valuation allowance.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

As of December 31, 2016, the Company’s U.S. federal and state net operating loss carryforwards for income tax purposes were $504.0 million and $30.8 million, respectively, which primarily related to excess tax benefits for stock-based compensation. Prior to January 1, 2017, when the net operating loss carryforwards related to stock-based compensation were recognized, the income tax benefit of those losses was accounted for as a credit to stockholders’ equity on the consolidated balance sheets. Beginning on January 1, 2017, such income tax benefit will be accounted for as a credit on the consolidated statements of comprehensive income, as further described in the Recent accounting pronouncements section of "Note 2: Summary of Significant Accounting Policies." If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2036, with the majority of them expiring between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.
A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Balance at beginning of year	$21,741	$18,403	$18,537
Gross increases for tax positions of prior years	331	2,708	126
Gross decreases for tax positions of prior years	(93)	(9)	(199)
Gross increases for tax positions of current year	997	751	—
Settlements	(57)	(112)	(61)
Balance at end of year	$22,919	$21,741	$18,403
The total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $4.5 million and $3.4 million as of December 31, 2016 and 2015, respectively. The remaining $18.4 million as of December 31, 2016 and 2015, if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2012, although net operating loss carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2016, no significant adjustments have been proposed relative to the Company’s tax positions.
During the years ended December 31, 2016, 2015, and 2014, the Company recognized less than $0.2 million of interest and penalties related to uncertain tax positions. The Company had approximately $1.0 million and $0.8 million accrued for interest and penalties as of December 31, 2016 and 2015, respectively.

Note 16:	Net Loss Per Share
"Basic net loss per share" is computed using the weighted average number of common shares outstanding during the period. "Diluted net loss per share" is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, vesting of unvested RSUs, and conversion or maturity of the Notes. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2016, 2015, and 2014

The computation of basic and diluted net loss per share attributable to Blucora, Inc. is as follows (in thousands):

	Years ended December 31,
	2016	2015	2014
Numerator:
Loss from continuing operations	$(1,379)	$(12,726)	$(5,544)
Net income attributable to noncontrolling interests	(658)	—	—
Loss from continuing operations attributable to Blucora, Inc.	(2,037)	(12,726)	(5,544)
Loss from discontinued operations attributable to Blucora, Inc.	(63,121)	(27,348)	(30,003)
Net loss attributable to Blucora, Inc.	$(65,158)	$(40,074)	$(35,547)
Denominator:
Weighted average common shares outstanding, basic	41,494	40,959	41,396
Dilutive potential common shares	—	—	—
Weighted average common shares outstanding, diluted	41,494	40,959	41,396
Net loss per share attributable to Blucora, Inc.- basic:
Continuing operations	$(0.05)	$(0.31)	$(0.13)
Discontinued operations	(1.52)	(0.67)	(0.73)
Basic net loss per share	$(1.57)	$(0.98)	$(0.86)
Net loss per share attributable to Blucora, Inc. - diluted:
Continuing operations	$(0.05)	$(0.31)	$(0.13)
Discontinued operations	(1.52)	(0.67)	(0.73)
Diluted net loss per share	$(1.57)	$(0.98)	$(0.86)
Shares excluded	9,774	5,975	5,468
Shares excluded primarily related to the antidilutive effect of a loss from continuing operations, stock options with an exercise price greater than the average price during the applicable periods, and awards with performance conditions not completed during the applicable periods (in 2014).
As more fully discussed in "Note 9: Debt," in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. The Company intends, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. The Company expects to have the liquidity to satisfy conversion of the Notes' principal for cash based upon cash on hand, net cash flows from operations, and cash available through the credit facility. As a result, the Company only includes the impact of the premium feature in its dilutive potential common shares when the average stock price for the reporting period exceeds the conversion price of the Notes, which did not occur during any of the years presented.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2016 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2016.
Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2016 and its report is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders
Blucora, Inc.
We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2016 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Blucora, Inc.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
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
In our opinion, Blucora, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Blucora, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016, and our report dated February 28, 2017 expressed an unqualified opinion thereon.
/s/ ERNST & YOUNG LLP
Seattle, Washington
February 28, 2017
ITEM 9B. Other Information
None.

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

BLUCORA, INC.

By:	/s/ John S. Clendening
John S. Clendening Chief Executive Officer and President

Date:	February 28, 2017
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

Signature	Title	Date

/s/ John S. Clendening	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2017
John S. Clendening

/s/ Eric M. Emans	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 28, 2017
Eric M. Emans

/s/ John E. Cunningham, IV	Chairman and Director	February 28, 2017
John E. Cunningham, IV

/s/ David H. S. Chung	Director	February 28, 2017
David H. S. Chung

/s/ Lance G. Dunn	Director	February 28, 2017
Lance G. Dunn

/s/ Steven W. Hooper	Director	February 28, 2017
Steven W. Hooper

/s/ Elizabeth J. Huebner	Director	February 28, 2017
Elizabeth J. Huebner

/s/ Andrew M. Snyder	Director	February 28, 2017
Andrew M. Snyder

/s/ Christopher W. Walters	Director	February 28, 2017
Christopher W. Walters

/s/ Mary S. Zappone	Director	February 28, 2017
Mary S. Zappone

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement between Blucora, Inc., Monoprice, Inc., and the Shareholders, dated as of July 31, 2013	8-K	August 1, 2013	2.1
2.2	Asset Purchase Agreement between Blucora, Inc., Infospace LLC, OpenMail LLC and InfoSpace Holdings LLC dated July 1, 2016	8-K	July 5, 2016	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K	August 13, 2012	3.1
3.2	Amended and Restated Bylaws of Blucora, Inc., dated August 8, 2013	8-K	August 14, 2013	3.1
4.1	Indenture dated as of March 15, 2013 by and between Blucora, Inc. and The Bank of New York Mellon Trust Company, N.A., as trustee	8-K	March 15, 2013	4.1
4.2	Form of 4.25% Convertible Senior Note due 2019 (included in Exhibit 4.1)	8-K	March 15, 2013	4.2
10.1*	1998 Employee Stock Purchase Plan	S-1 (No. 333-62323), as amended	August 27, 1998	10.3
10.2*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of June 5, 2012	S-8 (No. 333-198645)	September 8, 2014	99.1
10.3*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.5
10.4*	Form of Restated 1996 Flexible Stock Incentive Plan Nonqualified Stock Option Letter Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.6
10.5*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Nonemployee Directors	S-8 (No. 333-169691)	September 30, 2010	4.8
10.6*	Form of Restated 1996 Flexible Stock Incentive Plan Notice of Grant of Restricted Stock Units and Restricted Stock Unit Agreement for Vice Presidents and Above	S-8 (No. 333-169691)	September 30, 2010	4.9
10.7	Office Lease between Blucora, Inc. and Plaza Center Property LLC dated July 19, 2012	10-Q	November 1, 2012	10.2
10.8	First Amendment to Office Lease between Blucora, Inc. and Plaza Center Property LLC dated November 5, 2013	10-K	February 27, 2014	10.8
10.9	Lease Agreement, dated January 28, 2008, by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa	10-K	March 9, 2012	10.13
10.10	Amendment to Lease Agreement by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa, dated March 14, 2013	10-Q	May 2, 2013	10.5
10.11*	Form of Indemnification Agreement between the registrant and each of its directors and executive officers	8-K	April 13, 2011	10.1
10.12*	Blucora 2016 Executive Bonus Plan	10-K	February 24, 2016	10.1
10.13*	Blucora 2017 Executive Bonus Plan	8-K	February 8, 2017	10.1

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.14*	Employment Agreement between Blucora, Inc. and John S. Clendening dated March 12, 2016	8-K	March 15, 2016	10.1
10.15*	Consulting Agreement between Blucora, Inc. and William J. Ruckelshaus dated March 12, 2016	8-K	March 15, 2016	10.2
10.16*	Second Amended and Restated Employment Agreement dated August 9, 2016, by and between Project Baseball Sub, Inc. and Roger Ochs	10-Q	October 27, 2016	10.3
10.17*	Amended and Restated Employment Agreement, amended and restated effective January 6, 2015 between Blucora, Inc. and Eric M. Emans	8-K	January 22, 2015	10.1
10.18*	Amendment No. 1 to Amended and Restated Employment Agreement by and between Blucora, Inc. and Eric M. Emans dated January 22, 2016	8-K	January 22, 2016	10.1
10.19*	Amendment No. 2 to Amended and Restated Employment Agreement by and between Blucora, Inc. and Eric M. Emans dated January 6, 2015, as amended	10-Q	October 27, 2016	10.4
10.20*	Employment Agreement dated between Blucora, Inc., Monoprice, Inc., and Bernard Luthi dated July 14, 2014	10-Q	November 5, 2014	10.1
10.21*	Amendment No. 1 to Employment Agreement dated July 14, 2014 between Blucora, Inc., Monoprice, Inc., and Bernard Luthi	8-K	January 22, 2016	10.4
10.22*	Amendment No. 2 to Employment Agreement dated July 14, 2014 between Blucora, Inc., Monoprice, Inc., and Bernard Luthi, as amended January 22, 2016	8-K	November 15, 2016	10.1
10.23*	Employment Agreement between Blucora, Inc. and Mark Finkelstein, dated September 30, 2014	10-Q	November 5, 2014	10.3
10.24*	Amendment No. 1 to Employment Agreement between Blucora, Inc. and Mark A. Finkelstein dated September 30, 2014	8-K	January 22, 2016	10.2
10.25*	Amendment No. 2 to Employment Agreement by and between Blucora, Inc., and Mark. A. Finkelstein dated September 30, 2014, as amended January 22, 2016	10-Q	October 27, 2016	10.5
10.26*	Employment Agreement between Blucora, Inc., InfoSpace LLC, and Peter Mansour, dated October 6, 2014	10-Q	November 5, 2014	10.4
10.27*	Amendment No. 1 to Employment Agreement dated October 6, 2014 between Blucora, Inc., Infospace LLC and Peter Mansour	8-K	January 22, 2016	10.30
10.28*	Amendment No. 2 to Employment Agreement dated October 6, 2014, as amended January 22, 2016 between Blucora, Inc., Infospace LLC and Peter Mansour	8-K	July 5, 2016	10.10
10.29*	Employment Agreement between JoAnn Kintzel, TaxAct, Inc., and Company dated January 31, 2015	8-K	February 4, 2015	10.10
10.30*	Transition, Separation and Release Agreement dated June 29, 2016 between JoAnn Kintzel, Blucora, Inc. and TaxAct, Inc.	8-K	July 1, 2016	10.1
10.31*	Employment Agreement by and between Blucora, Inc. and Sanjay Baskaran dated January 12, 2017	8-K/A	January 13, 2017	10.1
10.32*	Employment Agreement by and between Blucora, Inc., HD Vest, Inc., and Robert D. Oros dated January 22, 2017	8-K	January 23, 2017	10.1

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.33*	Transition and Separation Agreement by and between H. D. Vest, Inc. and Roger C. Ochs dated January 22, 2017	8-K	January 23, 2017	10.2
10.34	Stockholder Agreement between Company and Cambridge Information Group I LLC, dated August 23, 2011	8-K	August 23, 2011	10.3
10.35	Credit Agreement among TaxAct, Inc., as Borrower, TaxAct Holdings, Inc., as a Guarantor, and Wells Fargo Bank, N.A., as administrative agent and a lender, BMO Harris Bank, N.A., Silicon Valley Bank, Bank of America, N.A., and RBS Citizens, N.A., each as lenders, dated August 30, 2013	8-K	September 6, 2013	10.1
10.36*	Nonemployee Director Compensation Policy, effective as of January 1, 2014	10-K	February 27, 2014	10.42
10.37*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Directors	10-Q	April 28, 2016	10.3
10.38*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Chairman of the Board	10-Q	April 28, 2016	10.4
10.39*	Form of Restricted Stock Unit Grant Notice and Agreement for Nonemployee Directors	10-Q	April 28, 2016	10.5
10.40*	Form of Restricted Stock Unit Grant Notice and Agreement for Nonemployee Chairman of the Board	10-Q	April 28, 2016	10.6
10.41*	Blucora, Inc. 2015 Incentive Plan, as Amended and Restated	S-8	May 25, 2016	99.2
10.42*	Form of Blucora, Inc. 2015 Incentive Plan Nonqualified Stock Option Grant Notice	10-Q	July 30, 2015	10.2
10.43*	Form of Blucora, Inc. 2015 Incentive Plan Restricted Stock Unit Grant Notice	10-Q	July 30, 2015	10.3
10.44*	Blucora, Inc. 2016 Equity Inducement Plan	S-8	January 29, 2016	99.1
10.45*	Amendment No. 1 to Blucora, Inc. 2016 Inducement Plan	S-8	October 14, 2016	99.1
10.46*	Form of Blucora, Inc. 2016 Inducement Plan Nonqualified Stock Option Grant Notice	10-K	February 24, 2016	10.41
10.47*	Form of Blucora, Inc. 2016 Inducement Plan Restricted Stock Unit Grant Notice	10-K	February 24, 2016	10.42
10.48*	Blucora, Inc., 2016 Employee Stock Purchase Plan	S-8	May 25, 2016	99.20
10.49	Stock Purchase Agreement by an among HDV Holdings, LLC, Blucora, Inc., Project Baseball Sub, Inc. and HDV Holdings, Inc., dated October 14, 2015	8-K	October 14, 2015	10.1
10.50	Credit Agreement among TaxAct Holdings, Inc., TaxAct, Inc., HD Vest, Inc. and Bank of Montreal as Administrative Agent, Collateral Agent and Swing Line Lender, and each lender from time to time a party to the Credit Agreement, dated December 31, 2015	10-K	February 24, 2016	10.49
14.1	Code of Ethics and Conduct, as amended on August 14, 2014	8-K	August 15, 2014	14.1
21.1	Subsidiaries of the registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained on the signature page hereto)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2016, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
X

*	Indicates a management contract or compensatory plan or arrangement.