Form 10-Q
period 2017-03-31
BLUCORA, INC.
filed 2017-05-04
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	April 27, 2017
Common Stock, Par Value $0.0001	42,979,798

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$74,609	$51,713
Cash segregated under federal or other regulations	1,872	2,355
Available-for-sale investments	160	7,101
Accounts receivable, net of allowance	11,448	10,209
Commissions receivable	15,402	16,144
Other receivables	2,380	4,004
Prepaid expenses and other current assets, net	6,800	6,321
Total current assets	112,671	97,847
Long-term assets:
Property and equipment, net	8,990	10,836
Goodwill, net	548,778	548,741
Other intangible assets, net	353,847	362,178
Other long-term assets	2,897	3,057
Total long-term assets	914,512	924,812
Total assets	$1,027,183	$1,022,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,223	$4,536
Commissions and advisory fees payable	16,389	16,587
Accrued expenses and other current liabilities	25,887	18,528
Deferred revenue	7,435	12,156
Current portion of long-term debt, net	2,560	2,560
Total current liabilities	59,494	54,367
Long-term liabilities:
Long-term debt, net	212,264	248,221
Convertible senior notes, net	165,350	164,176
Deferred tax liability, net	59,102	111,126
Deferred revenue	1,145	1,849
Other long-term liabilities	8,546	10,205
Total long-term liabilities	446,407	535,577
Total liabilities	505,901	589,944

Redeemable noncontrolling interests	15,822	15,696

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
42,635 and 41,845	4	4
Additional paid-in capital	1,516,421	1,510,152
Accumulated deficit	(1,010,628)	(1,092,756)
Accumulated other comprehensive loss	(337)	(381)
Total stockholders’ equity	505,460	417,019
Total liabilities and stockholders’ equity	$1,027,183	$1,022,659
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended March 31,
	2017	2016
Revenue:
Wealth management services revenue	$82,667	$77,291
Tax preparation services revenue	99,708	88,474
Total revenue	182,375	165,765
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	55,874	52,269
Tax preparation services cost of revenue	3,818	3,207
Amortization of acquired technology	48	667
Total cost of revenue	59,740	56,143
Engineering and technology	4,748	4,295
Sales and marketing	48,998	43,837
General and administrative	13,483	12,753
Depreciation	940	975
Amortization of other acquired intangible assets	8,288	8,316
Restructuring	2,289	—
Total operating expenses	138,486	126,319
Operating income	43,889	39,446
Other loss, net	(9,708)	(7,514)
Income from continuing operations before income taxes	34,181	31,932
Income tax expense	(3,471)	(11,643)
Income from continuing operations	30,710	20,289
Discontinued operations, net of income taxes	—	2,522
Net income	30,710	22,811
Net income attributable to noncontrolling interests	(126)	(144)
Net income attributable to Blucora, Inc.	$30,584	$22,667
Net income per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.73	$0.49
Discontinued operations	—	0.06
Basic net income per share	$0.73	$0.55
Net income per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.67	$0.48
Discontinued operations	—	0.06
Diluted net income per share	$0.67	$0.54
Weighted average shares outstanding:
Basic	42,145	41,171
Diluted	45,428	41,610
Other comprehensive income:
Net income	$30,710	$22,811
Unrealized gain on available-for-sale investments, net of tax	1	11
Foreign currency translation adjustment	43	322
Other comprehensive income	44	333
Comprehensive income	30,754	23,144
Comprehensive income attributable to noncontrolling interests	(126)	(144)
Comprehensive income attributable to Blucora, Inc.	$30,628	$23,000
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2017	2016
Operating Activities:
Net income	$30,710	$22,811
Less: Discontinued operations, net of income taxes	—	2,522
Net income from continuing operations	30,710	20,289
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Stock-based compensation	2,565	4,229
Depreciation and amortization of acquired intangible assets	9,470	10,105
Restructuring (non-cash)	864	—
Deferred income taxes	(481)	(5,127)
Amortization of premium on investments, net	10	79
Amortization of debt issuance costs	387	610
Accretion of debt discounts	1,085	1,406
(Gain) loss on debt extinguishment and modification expense	1,780	(3,843)
Other	—	13
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(1,239)	(2,967)
Commissions receivable	742	1,266
Other receivables	2,198	20,146
Prepaid expenses and other current assets	(479)	2,709
Other long-term assets	122	95
Accounts payable	2,687	5,217
Commissions and advisory fees payable	(198)	(1,705)
Deferred revenue	(5,425)	(2,610)
Accrued expenses and other current and long-term liabilities	8,102	18,809
Net cash provided by operating activities from continuing operations	52,900	68,721
Investing Activities:
Purchases of property and equipment	(1,165)	(677)
Proceeds from sales of investments	249	—
Proceeds from maturities of investments	7,092	—
Purchases of investments	(409)	(403)
Net cash provided (used) by investing activities from continuing operations	5,767	(1,080)
Financing Activities:
Repurchase of convertible notes	—	(20,667)
Repayment of credit facility	(38,000)	(40,000)
Proceeds from stock option exercises	4,234	1,088
Proceeds from issuance of stock through employee stock purchase plan	662	562
Tax payments from shares withheld for equity awards	(2,209)	(329)
Contingent consideration payments for business acquisition	(946)	—
Net cash used by financing activities from continuing operations	(36,259)	(59,346)
Net cash provided by continuing operations	22,408	8,295

Net cash provided by operating activities from discontinued operations	—	9,795
Net cash used by investing activities from discontinued operations	—	(479)
Net cash used by financing activities from discontinued operations	—	(5,000)
Net cash provided by discontinued operations	—	4,316

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5	—
Net increase in cash, cash equivalents, and restricted cash	22,413	12,611
Cash, cash equivalents, and restricted cash, beginning of period	54,868	59,830
Cash, cash equivalents, and restricted cash, end of period	$77,281	$72,441

Cash paid for income taxes from continuing operations	$284	$294
Cash paid for interest from continuing operations	$4,504	$7,569
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: The Company and Basis of Presentation
Description of the business: Blucora, Inc. (the “Company” or “Blucora”) operates two businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries (“HD Vest”). HDV Holdings, Inc. is the parent company of the Wealth Management business and owns all outstanding shares of HD Vest, Inc., which serves as a holding company for the various financial services subsidiaries. Those subsidiaries include HD Vest Investment Securities, Inc. (an introducing broker-dealer), HD Vest Advisory Services, Inc. (a registered investment advisor), and HD Vest Insurance Agency, LLC (an insurance broker). The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
The Company also operated an internet Search and Content business and an E-Commerce business through 2016. The Search and Content business operated through the InfoSpace LLC subsidiary (“InfoSpace”) and provided search services and online content. The E-Commerce business consisted of the operations of Monoprice, Inc. (“Monoprice”) and sold self-branded electronics and accessories to both consumers and businesses.
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market (the “Strategic Transformation”). Strategic Transformation refers to the Company's transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest (see "Note 3: Business Combinations") and the divestitures of the Search and Content and E-Commerce businesses (see "Note 4: Discontinued Operations"). As part of the Strategic Transformation and “One Company” operating model, the Company announced, on October 27, 2016, plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The actions to relocate corporate headquarters are intended to drive efficiencies and improve operational effectiveness (see "Note 5: Restructuring").
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
Segments: The Company has two reportable segments: the Wealth Management segment, which is the HD Vest business, and the Tax Preparation segment, which is the TaxAct business. The former Search and Content and E-Commerce segments are included in discontinued operations. The former Search and Content segment was the InfoSpace business, and the former E-Commerce segment was the Monoprice business. Unless the context indicates otherwise, the Company uses the term “Wealth Management” to represent services sold through the HD Vest business, the term “Tax Preparation” to represent services and software sold through the TaxAct business, the term “Search and Content” to represent search and content services sold through the InfoSpace business, and the term “E-Commerce” to represent products sold through the Monoprice business (see "Note 12: Segment Information").
Principles of consolidation: The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.
Reclassification: The Company reclassified certain amounts on its consolidated statements of cash flows related to excess tax benefits generated from stock-based compensation and restricted cash, both in connection with the implementation of new accounting pronouncements. See the "Recent accounting pronouncements" section of "Note 2: Summary of Significant Accounting Policies" for additional information.
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

Net capital and regulatory requirements: The Company's HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of March 31, 2017, HD Vest met all capital adequacy requirements to which it was subject.
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
Note 2: Summary of Significant Accounting Policies
Interim financial information: The accompanying consolidated financial statements have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Interim results are not necessarily indicative of results for a full year.
Cash, cash equivalents, and restricted cash: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	March 31,		December 31,
	2017	2016	2016	2015
Cash and cash equivalents	$74,609	$67,955	$51,713	$55,473
Cash segregated under federal or other regulations	1,872	3,686	2,355	3,557
Restricted cash included in "Prepaid expenses and other current assets, net"	250	100	250	100
Restricted cash included in "Other long-term assets"	550	700	550	700
Total cash, cash equivalents, and restricted cash	$77,281	$72,441	$54,868	$59,830
See the "Recent accounting pronouncements" section of this note for additional information.
The Company considers all highly liquid debt instruments with an original maturity of ninety days or less at date of acquisition to be cash equivalents. Cash segregated under federal and other regulations is held in a special bank account for the exclusive benefit of the Company’s wealth management customers. Restricted cash included in prepaid expenses and other current assets, net and other long-term assets represents amounts pledged as collateral for certain of the Company's banking arrangements.
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
Business combinations and intangible assets including goodwill: The Company accounts for business combinations using the acquisition method. The acquisition-date fair value of total consideration includes cash and contingent consideration. Since the Company is contractually obligated to pay contingent consideration upon the achievement of specified objectives, a contingent consideration liability is recorded at the acquisition date. The Company reviews its assumptions related to the fair value of the contingent consideration liability each reporting period and, if there are material changes, revalues the contingent consideration liability based on the revised assumptions, until such contingency is satisfied through payment upon the achievement of the specified objectives. The change in the fair value of the contingent consideration liability is recognized in "General and administrative" expense on the consolidated statements of comprehensive income for the period in which the fair value changes. Payment up to the acquisition-date fair value of the contingent consideration liability is classified as a financing activity on the consolidated statements of cash flows, and any amount paid in excess of the acquisition-date fair value of that liability is classified as an operating activity.
Goodwill is calculated as the excess of the acquisition-date fair value of total consideration over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis, except for advisor relationships, which are amortized proportional to expected revenue. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Cash equivalents and debt securities are classified within Level 2 of the fair value hierarchy because the Company values its cash equivalents and debt securities utilizing market observable inputs. The Company has a contingent consideration liability that is related to the Company's 2015 acquisition of SimpleTax Software Inc. (“SimpleTax”) and is classified within Level 3 of the fair value hierarchy because the Company values the liability utilizing significant inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment, and the discount rate. The Company accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations, as disclosed in the accounting policy "Business combinations and intangible assets including goodwill."
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
Revenue recognition - In May 2014, the FASB issued guidance codified in ASC 606, “Revenue from Contracts with Customers,” which amends the guidance in former ASC 605 “Revenue Recognition.” The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be achieved in a five-step process. Enhanced disclosures also will be required. This guidance is effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has made significant progress toward completing its evaluation of potential changes from adopting the new guidance on its core revenues and continues to evaluate the impact of this guidance on its consolidated financial statements and related disclosures. The Company expects to have its preliminary evaluation, including the selection of an adoption method, completed by the end of the first half of 2017. The Company expects to adopt the new guidance on January 1, 2018.
Leases (ASU 2016-02) - In February 2016, the FASB issued an ASU on lease accounting, whereby lease assets and liabilities, whether arising from leases that are considered operating or finance (capital) and have a term of twelve months or less, will be recognized on the balance sheet. Enhanced qualitative disclosures also will be required. This guidance is effective on a modified retrospective basis--with various practical expedients related to leases that commenced before the effective date--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted. The Company currently is evaluating the impact of this guidance on its consolidated financial statements and related disclosures.
Stock-based compensation (ASU 2016-09) - In March 2016, the FASB issued an ASU on employee share-based payment accounting.  The ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense, rather than as additional paid-in capital.  In addition, the ASU requires that excess tax benefits be recorded in the period that shares vest or settle, regardless of whether the benefit reduces taxes payable in the same period.  Cash flows related to excess tax benefits will be included as an operating activity, and no longer classified as a financing activity, in the statement of cash flows.  This guidance was effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2016.  The guidance related to the recognition of excess tax benefits and deficiencies as income tax benefit or expense was effective on a prospective basis, and the guidance related to the timing of excess tax benefit recognition was effective using a modified retrospective transition method with a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  The cash flow presentation guidance was effective on a retrospective or prospective basis.
The Company implemented this ASU on January 1, 2017 and recorded a cumulative-effect adjustment of $51.5 million to credit retained earnings for deferred tax assets related to net operating losses that arose from excess tax benefits, which the Company has deemed realizable.  In addition to this:

•
On a prospective basis, the primary impact of adoption was the recognition of excess tax benefits and deficiencies, including deferred tax assets related to net operating losses that arose from excess tax benefits which the Company has deemed realizable, in the income tax provision (rather than in additional paid-in capital). For the three months ended March 31, 2017, the Company recognized an estimated $7.4 million decrease to the income tax provision, which resulted in a $7.4 million increase to income from continuing operations and net income attributable to Blucora, Inc., a $0.17 increase to basic earnings per share, and a $0.16 increase to diluted earnings per share.

•
The Company applied the cash flow presentation guidance on a retrospective basis, restating the consolidated statements of cash flows to present excess tax benefits as an operating activity (rather than a financing activity). This resulted in an increase to cash provided by operating activities from continuing operations and a corresponding increase to cash used by financing activities from continuing operations for the amount historically presented in the "excess tax benefits from stock-based award activity" line item in the consolidated statements of cash flows. For the three months ended March 31, 2016, this amount was $16.9 million. The restatement had no impact on total cash flows for the periods presented.

The ASU also clarifies that payments made to tax authorities on an employee's behalf for withheld shares should be presented as a financing activity in the statement of cash flows, allows the repurchase of more of an employee's shares for tax withholding purposes without triggering liability accounting, and provides an accounting policy election to account for forfeitures as they occur.  The cash flow presentation requirements for payments made to tax authorities on an employee's behalf had no impact to any periods presented, since such cash flows historically have been presented as a financing activity.  The Company is not planning to change tax withholdings and will continue to estimate forfeitures in determining the amount of compensation cost to be recognized in each period.
Statement of cash flows and restricted cash (ASU 2016-18) - In November 2016, the FASB issued an ASU on the classification and presentation of changes in restricted cash on the statement of cash flows.  The ASU requires that the statement of cash flows explain the change during the period in the total of cash, cash equivalents, and restricted cash; therefore, the amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows.  This guidance is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017.  Early adoption is permitted. The guidance is effective on a retrospective basis. The Company elected to early adopt this guidance as of January 1, 2017. The reclassification was not material to the periods presented and had no impact on total cash flows, income from continuing operations, or net income attributable to Blucora, Inc. for the periods presented. See the "Cash, cash equivalents, and restricted cash" section of this note for additional information.
Note 3: Business Combinations
HD Vest: On December 31, 2015 and pursuant to the Purchase Agreement dated October 14, 2015, the Company acquired HD Vest for $613.7 million, after a $1.8 million final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and their clients. In connection with the acquisition, certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. A portion of those shares were sold to the Company in exchange for a promissory note. After giving effect to the rollover shares and related purchase of the rollover shares for the promissory note, the Company indirectly owns 95.52% of HDV Holdings, Inc., with the remaining 4.48% noncontrolling interest held collectively by the rollover management members and subject to put and call arrangements exercisable beginning in 2019.
The acquisition was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility, under which the Company borrowed $400.0 million at the date of acquisition (see "Note 8: Debt").

Valuations were as follows (in thousands):

Tangible assets acquired	$78,681
Liabilities assumed	(21,212)
Identifiable net assets acquired	$57,469
Fair value adjustments for intangible assets:
Advisor relationships	$240,300
Sponsor relationships	16,500
Curriculum	800
Proprietary technology	13,600
Trade name	52,500
Fair value of intangible assets acquired	$323,700
Purchase price allocation:
Cash paid	$612,288
Plus: promissory note	6,400
Plus: noncontrolling interest	15,038
Less: escrow receivable	(20,000)
Purchase price	613,726
Less: identifiable net assets acquired	(57,469)
Less: fair value of intangible assets acquired	(323,700)
Plus: deferred tax liability related to intangible assets	123,484
Excess of purchase price over net assets acquired, allocated to goodwill	$356,041
The primary areas of the acquisition accounting that were not finalized at the acquisition date related to income and non-income based taxes, certain contingent liability matters, indemnification assets, and residual goodwill. In the third and fourth quarters of 2016, the Company recorded a combined $2.1 million increase to net assets acquired and a corresponding decrease to goodwill, predominantly related to the finalization of federal and state tax returns and associated analyses for pre-acquisition tax periods. Acquisition accounting was closed in the fourth quarter of 2016.
The promissory note is with the former President of HD Vest and will be paid over a three-year period. The current portion was recorded in "Current portion of long-term debt, net," and the long-term portion was recorded in "Long-term debt, net." The note bears interest at a rate of 5% per year, with a principal amount that approximates its fair value. See "Note 8: Debt" for additional information on the "Note payable, related party."
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

On November 17, 2016, the Company closed on an agreement with YFC, under which YFC acquired the E-Commerce business for $40.5 million, which included a working capital adjustment. Of this amount, $39.5 million was received in the fourth quarter of 2016 and included in investing activities from discontinued operations in the consolidated statements of cash flows, and the remaining $1.0 million is expected to be received in the first half of 2017. The Company used all of the proceeds to pay down debt and recognized a loss on sale of the E-Commerce business of approximately $52.2 million in the fourth quarter of 2016.
On August 9, 2016, the Company closed on an agreement with OpenMail, under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment and was included in investing activities from discontinued operations in the consolidated statements of cash flows. The Company used all of the proceeds to pay down debt and recognized a loss on sale of the Search and Content business of approximately $21.6 million in the third quarter of 2016. Under a separate agreement, the Company is subleasing to InfoSpace the office space that InfoSpace has historically occupied. That sublease agreement will terminate in May 2017 in connection with a sublease of the entire Bellevue facility as further discussed in "Note 5: Restructuring."
Summarized financial information for discontinued operations is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Major classes of items in net income (loss):
Revenues	$—	$79,330
Operating expenses	—	(75,031)
Other loss, net	—	(232)
Discontinued operations, before income taxes	—	4,067
Income tax expense	—	(1,545)
Discontinued operations, net of income taxes	$—	$2,522
Note 5: Restructuring
On October 27, 2016, the Company announced plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas as part of the Strategic Transformation and “One Company” operating model. The actions to relocate corporate headquarters are intended to drive efficiencies and improve operational effectiveness.
In connection with this plan, the Company expects to incur restructuring costs of approximately $7.0 million, which includes all costs associated with our non-cancelable operating lease. These costs will be recorded in "Restructuring" on the consolidated statements of comprehensive income and within corporate-level activity for segment purposes. While the relocation and the related costs are expected to be substantially completed by June 2017, the Company expects some costs through the fourth quarter of 2017, primarily related to employees who will continue to provide service through that time period.
The following table summarizes the activity in the restructuring liability (in thousands):

	Employee-Related Termination Costs	Contract Termination Costs	Fixed Asset Impairments	Stock-Based Compensation	Other Costs	Total
Balance as of December 31, 2016	$4,234	$—	$—	$—	$—	$4,234
Restructuring charges	209	(241)	1,878	443	—	2,289
Non-cash	—	1,457	(1,878)	(443)	—	(864)
Balance as of March 31, 2017	$4,443	$1,216	$—	$—	$—	$5,659
Total amount expected to be incurred	$4,691	$(241)	$1,878	$602	$43	$6,973
Cumulative amount incurred to date	$4,443	$(241)	$1,878	$79	$—	$6,159
Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements that are payable at termination dates throughout 2017, with the majority expected to be paid in the second half of 2017. Contract termination costs and fixed asset impairments were incurred in connection with the Bellevue facility's operating lease and related fixed assets, which are described further in the next two paragraphs, respectively. Stock-based compensation primarily includes the impact of equity award modifications associated with employment contracts for individuals impacted by the relocation, as well as forfeitures that were recorded for severed employees. Other costs include office moving costs.
 The Company has a non-cancelable operating lease that runs through 2020 for its Bellevue facility, which the Company will occupy until May 2017. In March 2017, the Company agreed to a sublease for the entire Bellevue facility, which is effective June 1, 2017 and expires on September 30, 2020, consistent with the underlying operating lease. Under that sublease agreement, the Company will not recover all of its remaining lease rental obligations (including common area maintenance costs and real estate taxes) and, therefore, recognized a loss on sublease of $1.1 million. See "Note 10: Commitments and Contingencies" for additional information on the sublease. The Company also wrote-off its $1.5 million deferred rent liability (a non-cash item), related to various lease incentives that had been provided originally by the landlord, and incurred broker commissions related to the sublease agreement. All of these items were recorded as contract termination costs in the first quarter of 2017.
The Company began receiving sublease offers in the first quarter of 2017, at which point it was indicated that the remaining lease rental obligations, and the related value for the leasehold improvements and the office furniture and equipment, would not be fully recovered. As a result and given the nature of these fixed assets, the Company fully impaired the $1.9 million carrying value of those assets in the first quarter of 2017.
Note 6: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2016	$356,041	$192,700	$548,741
Foreign currency translation adjustment	—	37	37
Balance as of March 31, 2017	$356,041	$192,737	$548,778

Intangible assets other than goodwill consisted of the following (in thousands):

	March 31, 2017			December 31, 2016
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	$101,693	$(65,561)	$36,132	$101,690	$(62,381)	$39,309
Advisor relationships	240,300	(21,406)	218,894	240,300	(17,138)	223,162
Sponsor relationships	16,500	(1,146)	15,354	16,500	(917)	15,583
Curriculum	800	(250)	550	800	(200)	600
Technology	43,860	(32,943)	10,917	43,855	(32,331)	11,524
Total definite-lived intangible assets	403,153	(121,306)	281,847	403,145	(112,967)	290,178
Indefinite-lived intangible assets:
Trade names	72,000	—	72,000	72,000	—	72,000
Total	$475,153	$(121,306)	$353,847	$475,145	$(112,967)	$362,178
Amortization expense was as follows (in thousands):

	Three months ended March 31,
	2017	2016
Statement of comprehensive income line items:
Cost of revenue	$48	$667
Amortization of other acquired intangible assets	8,288	8,316
Total	$8,336	$8,983

Expected amortization of definite-lived intangible assets held as of March 31, 2017 is as follows (in thousands):

	2017	2018	2019	2020	2021	Thereafter	Total
Statement of comprehensive income line items:
Cost of revenue	$143	$95	$—	$—	$—	$—	$238
Amortization of other acquired intangible assets	24,864	32,844	32,608	20,255	17,424	153,614	281,609
Total	$25,007	$32,939	$32,608	$20,255	$17,424	$153,614	$281,847
The weighted average amortization periods for definite-lived intangible assets are as follows: 34 months for customer relationships, 225 months for advisor relationships, 201 months for sponsor relationships, 33 months for curriculum, 56 months for technology, and 192 months for total definite-lived intangible assets.
Note 7: Fair Value Measurements
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2017	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
Money market and other funds	$11,527	$—	$11,527	$—
Total cash equivalents	11,527	—	11,527	—
Available-for-sale investments:
Debt securities:
Time deposits	160	—	160	—
Total debt securities	160	—	160	—
Total assets at fair value	$11,687	$—	$11,687	$—

Acquisition-related contingent consideration liability	$2,531	$—	$—	$2,531
Total liabilities at fair value	$2,531	$—	$—	$2,531

		Fair value measurements at the reporting date using
	December 31, 2016	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S government securities	$2,749	$—	$2,749	$—
Money market and other funds	4,090	—	4,090	—
Commercial paper	1,999	—	1,999	—
Taxable municipal bonds	1,301	—	1,301	—
Total cash equivalents	10,139	—	10,139	—
Available-for-sale investments:
Debt securities:
U.S. government securities	2,000	—	2,000	—
Commercial paper	1,998	—	1,998	—
Time deposits	807	—	807	—
Taxable municipal bonds	2,296	—	2,296	—
Total debt securities	7,101	—	7,101	—
Total assets at fair value	$17,240	$—	$17,240	$—

Acquisition-related contingent consideration liability	$3,421	$—	$—	$3,421
Total liabilities at fair value	$3,421	$—	$—	$3,421
The Company also had financial instruments that were not measured at fair value. See "Note 8: Debt" for details.
A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance as of December 31, 2016	$3,421
Payment	(946)
Foreign currency transaction loss	56
Balance as of March 31, 2017	$2,531
The contingent consideration liability is related to the Company's 2015 acquisition of SimpleTax. The full contractual obligation under the contingent consideration arrangement was accrued during the year ended December 31, 2016 based on a probability-weighted discounted cash flow analysis, which included assumptions related to estimating revenues, the probability of payment, and a discount rate. The related payments are contingent upon product availability and revenue performance over a three-year period and are expected to occur annually over that period. The first payment was made in the first quarter of 2017 and classified as a financing activity on the consolidated statements of cash flows. The remaining payments are expected through 2019. As of March 31, 2017, $1.2 million of the contingent consideration liability was included in "Accrued expenses and other current liabilities" and $1.3 million in "Other long-term liabilities" on the consolidated balance sheets.
The contractual maturities of the debt securities classified as available-for-sale at March 31, 2017 and December 31, 2016 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance as of March 31, 2017	$160	$—	$—	$160
Balance as of December 31, 2016	$7,102	$—	$(1)	$7,101

The Company had non-recurring Level 3 fair value measurements in 2016 related to the repurchase of its Convertible Senior Notes. See "Note 8: Debt" for details.
Note 8: Debt
The Company’s debt consisted of the following (in thousands):

	March 31, 2017				December 31, 2016
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
TaxAct - HD Vest 2015 credit facility	$222,000	$(5,952)	$(4,424)	$211,624	$260,000	$(7,124)	$(5,295)	$247,581
Convertible Senior Notes	172,859	(5,979)	(1,530)	165,350	172,859	(6,913)	(1,770)	164,176
Note payable, related party	3,200	—	—	3,200	3,200	—	—	3,200
Total debt	$398,059	$(11,931)	$(5,954)	$380,174	$436,059	$(14,037)	$(7,065)	$414,957
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
TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $38.0 million and $40.0 million during the three months ended March 31, 2017 and 2016, respectively. Principal payments on the term loan are payable quarterly and will be between 0.625% and 1.875% of outstanding principal, depending upon TaxAct and HD Vest's combined net leverage of EBITDA ratio. The interest rate on the term loan is variable at the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.00%, plus a margin of 6.00%, payable at the end of each interest period.
TaxAct and HD Vest may borrow under the revolving credit loan in an aggregate principal amount not less than $2.0 million or any whole multiple of $1.0 million in excess thereof (for swingline loans, the aggregate principal amount is not less than $0.5 million or any whole multiple of $0.1 million in excess thereof). Principal payments on the revolving credit loan are payable at maturity. The interest rate on the revolving credit loan is variable, with initial draws at LIBOR plus a margin of 5.00%. Subsequent draws on the revolving credit loan also have variable interest rates, based upon LIBOR plus a margin of between 2.75% and 5.00%. In each case, the applicable margin within the range depends upon TaxAct and HD Vest's combined net leverage to EBITDA ratio over the previous four quarters. Interest is payable at the end of each interest period. TaxAct and HD Vest have not borrowed any amounts under the revolving credit loan.
TaxAct and HD Vest have the right to permanently reduce, without premium or penalty, the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $5.0 million or any whole multiple of $1.0 million in excess thereof, except for permanent reductions through December 31, 2016 which carried a premium of 1.00% of the total principal amount outstanding just prior to prepayment. TaxAct and HD Vest prepaid portions of the credit facility during the three months ended March 31, 2017 and 2016, which were included in the repayment activity for 2017 and 2016 and resulted in the write-down of a portion of the unamortized discount and debt issuance costs. The write-down of the unamortized discount and debt issuance costs were recorded in "Other loss, net" on the consolidated statements of comprehensive income.
The credit facility includes financial and operating covenants, including a net leverage to EBITDA ratio, which are defined further in the agreement. As of March 31, 2017, TaxAct and HD Vest were in compliance with all of the financial and operating covenants.
As of March 31, 2017, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

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
Beginning July 1, 2013 and prior to the close of business on September 28, 2018, holders may convert all or a portion of the Notes at their option, in multiples of $1,000 principal amount, under the following circumstances:

•
During any fiscal quarter commencing July 1, 2013, if the last reported sale price of the Company’s common stock for at least 20 trading days during a period of 30 consecutive trading days ending on the last trading day of the immediately preceding calendar quarter is greater than or equal to 130% of the conversion price on each applicable trading day. As of March 31, 2017, the Notes were not convertible.

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
At the time the Company issued the Notes, the Company was only permitted to settle conversions with shares of its common stock. The Company received shareholder approval at its annual meeting in May 2013 to allow for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. Through March 31, 2017, the Company’s intention was to satisfy conversion of the Notes with cash for the principal amount of the debt and shares of common stock for any related conversion premium. As discussed in more detail in "Note 14: Subsequent Event," the Company expects to redeem all of the outstanding Notes through a new proposed long-term senior secured credit facility in June 2017.
Beginning April 6, 2016, the Company may, at its option, redeem for cash all or part of the Notes plus accrued and unpaid interest. If the Company undergoes a fundamental change (as described in the Indenture), holders may require the Company to repurchase for cash all or part of their Notes in principal amounts of $1,000 or an integral multiple thereof. The fundamental change repurchase price will be equal to 100% of the principal amount of the Notes to be repurchased, plus accrued and unpaid interest. However, if a fundamental change occurs and a holder elects to convert the Notes, the Company will, under certain circumstances, increase the applicable conversion rate for the Notes surrendered for conversion by a number of additional shares of common stock based on the date on which the fundamental change occurs or becomes effective and the price paid per share of the Company’s common stock in the fundamental change as specified in the Indenture. The Strategic Transformation did not qualify as a fundamental change under the Indenture.

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
The following table sets forth total interest expense related to the Notes (in thousands):

	Three months ended March 31,
	2017	2016
Contractual interest expense (Cash)	$1,837	$2,109
Amortization of debt issuance costs (Non-cash)	240	247
Accretion of debt discount (Non-cash)	934	963
Total interest expense	$3,011	$3,319
Effective interest rate of the liability component	7.32%	7.32%
The fair value of the principal amount of the Notes as of March 31, 2017 was $173.7 million, based on the last quoted active trading price, a Level 1 fair value measurement, as of that date.
Proposed Senior Secured Credit Facility: On April 4, 2017, the Company announced that it intends to syndicate a new proposed long-term senior secured credit facility and to use the proceeds to repay all amounts outstanding under the TaxAct - HD Vest 2015 credit facility and to redeem all of the outstanding Notes. See "Note 14: Subsequent Event" for additional information.
Note payable, related party:  The note payable is with the former President of HD Vest and arose in connection with the acquisition of HD Vest. Certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the acquisition's closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. The former President of HD Vest sold a portion of his shares to the Company in exchange for the note. See "Note 3: Business Combinations" for additional information on the acquisition of HD Vest. The note will be paid over a three-year period, with 50% paid in year one ($3.2 million was paid in December 2016), 40% paid in year two, and 10% paid in year three. The note bears interest at a rate of 5% per year, with a principal amount that approximates its fair value.

Note 9: Redeemable Noncontrolling Interests
A reconciliation of redeemable noncontrolling interests is as follows (in thousands):

Balance as of December 31, 2016	$15,696
Net income attributable to noncontrolling interests	126
Balance as of March 31, 2017	$15,822
The redemption amount at March 31, 2017 was $11.3 million.
Note 10: Commitments and Contingencies
Except for the debt repayments (as discussed further in "Note 8: Debt"), payment of a portion of the acquisition-related contingent consideration liability (as discussed further in "Note 7: Fair Value Measurements"), and estimated total sublease income of $4.9 million (primarily related to the sublease agreement for the Bellevue facility as discussed further in "Note 5: Restructuring," which replaces the sublease income under the sublease agreement with InfoSpace), there have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, to the contractual obligations and commitments specified in "Note 10: Commitments and Contingencies" in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
Litigation: From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The following is a brief description of the more significant legal proceedings. Although the Company believes that resolving such claims, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties.
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
On June 30, 2015, the plaintiff filed a Notice of Appeal with the Superior Court, indicating plaintiff's intention to appeal to the Washington Court of Appeals, Division I. After appellate briefing and oral argument, on October 17, 2016, the Court of Appeals issued an opinion reversing the Superior Court’s decision and remanding for further proceedings. The Court of Appeals stated that the record was not sufficiently developed to allow for consideration of the Company’s alternate grounds for affirmance or its argument that the plaintiff lacked standing. The Court of Appeals indicated that the parties could litigate those issues on remand. On March 10, 2017, a stipulated motion for order of voluntary dismissal was granted, and the case was dismissed without prejudice and without fees or costs to any party.
On December 12, 2016, Jeffrey I. Tilden, the attorney for Mr. Shatas in the Washington action, filed a shareholder derivative action on his own behalf against the same defendants named in the Washington suit, as well as George Allen, GCA Savvian Advisors, LLC (“GCA Savvian”), and current and former members of the Blucora Board of Directors, in the Superior Court of the State of California in and for the County of San Francisco. The complaint asserts the same claims alleged in the Shatas action, as well as claims for breaches of fiduciary duty against current and former directors of the Company related to the Company’s share repurchases and the Company’s acquisitions of HD Vest and Monoprice. The complaint also asserts a claim against GCA Savvian, the Company’s financial advisor, for aiding and abetting breaches of fiduciary duty associated with the acquisitions. As with the Shatas action, the California derivative action does not seek monetary damages from the Company. The complaint seeks corporate governance reforms, declaratory relief, monetary damages from the other defendants, attorney’s fees and prejudgment interest. On March 10, 2017, the Company filed a motion to dismiss for improper venue as a result of a forum selection provision in the Company’s bylaws that required the plaintiff to file his derivative fiduciary duty claim in Delaware. Other defendants also filed motions to quash the summons due to a lack of personal jurisdiction over them. On April 10, 2017, plaintiff filed memoranda in opposition to the motions. The Company's and the other defendant’s memoranda in support of the motions were filed April 28, 2017. The Company believes that the plaintiffs’ claims are without merit and will vigorously defend this lawsuit.
The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors, and the agreements entered into with GCA Savvian in connection with the acquisitions of HD Vest and Monoprice also contained indemnification provisions. Pursuant to these indemnification agreements/provisions, the Company may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under these indemnification agreements and applicable Delaware law.
Note 11: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units (“RSUs”), and the Company’s employee stock purchase plan (“ESPP”), in the consolidated statements of comprehensive income (in thousands):

	Three months ended March 31,
	2017	2016
Cost of revenue	$46	$42
Engineering and technology	285	411
Sales and marketing	691	601
General and administrative	1,543	3,175
Restructuring	443	—
Total in continuing operations	3,008	4,229
Discontinued operations	—	1,571
Total	$3,008	$5,800
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended March 31,
	2017	2016
Stock options exercised	567	125
RSUs vested	147	89
Shares purchased pursuant to ESPP	76	77
Total	790	291
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
The Company does not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, and restructuring to the reportable segments. Such amounts are reflected in the table under the heading "Corporate-level activity." In addition, the Company does not allocate other loss, net and income taxes to the reportable segments. The Company does not account for, and does not report to management, its assets or capital expenditures by segment other than goodwill and intangible assets used for impairment analysis purposes.

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended March 31,
	2017	2016
Revenue:
Wealth Management	$82,667	$77,291
Tax Preparation	99,708	88,474
Total revenue	182,375	165,765
Operating income:
Wealth Management	11,853	10,906
Tax Preparation	53,133	47,573
Corporate-level activity	(21,097)	(19,033)
Total operating income	43,889	39,446
Other loss, net	(9,708)	(7,514)
Income tax expense	(3,471)	(11,643)
Discontinued operations, net of income taxes	—	2,522
Net income	$30,710	$22,811
Revenues by major category within each segment are presented below (in thousands):

	Three months ended March 31,
	2017	2016
Wealth Management:
Commission	$39,595	$36,856
Advisory	33,576	31,532
Asset-based	5,966	5,818
Transaction and fee	3,530	3,085
Total Wealth Management revenue	$82,667	$77,291
Tax Preparation:
Consumer	$88,242	$77,471
Professional	11,466	11,003
Total Tax Preparation revenue	$99,708	$88,474
Note 13: Net Income Per Share
"Basic net income per share" is computed using the weighted average number of common shares outstanding during the period. "Diluted net income per share" is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options, vesting of unvested RSUs, and conversion or maturity of the Notes. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive.

The computation of basic and diluted net income per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended March 31,
	2017	2016
Numerator:
Income from continuing operations	$30,710	$20,289
Net income attributable to noncontrolling interests	(126)	(144)
Income from continuing operations attributable to Blucora, Inc.	30,584	20,145
Income from discontinued operations attributable to Blucora, Inc.	—	2,522
Net income attributable to Blucora, Inc.	$30,584	$22,667
Denominator:
Weighted average common shares outstanding, basic	42,145	41,171
Dilutive potential common shares	3,283	439
Weighted average common shares outstanding, diluted	45,428	41,610
Net income per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.73	$0.49
Discontinued operations	—	0.06
Basic net income per share	$0.73	$0.55
Net income per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.67	$0.48
Discontinued operations	—	0.06
Diluted net income per share	$0.67	$0.54
Shares excluded	2,062	7,773
Shares excluded primarily related to stock options with an exercise price greater than the average price during the applicable periods.
As more fully discussed in "Note 8: Debt," in March 2013, the Company issued the Notes, which are convertible and mature in April 2019. In May 2013, the Company received shareholder approval for “flexible settlement,” which provided the Company with the option to settle conversions in cash, shares of common stock, or any combination thereof. Through March 31, 2017, the Company intended, upon conversion or maturity of the Notes, to settle the principal in cash and satisfy any conversion premium by issuing shares of its common stock. As a result, the Company only included the impact of the premium feature in its dilutive potential common shares when the average stock price during the quarter exceeded the conversion price of the Notes, which did not occur during the three months ended March 31, 2017 and 2016. As discussed in more detail in "Note 14: Subsequent Event," the Company expects to redeem all of the outstanding Notes through a new proposed long-term senior secured credit facility in June 2017.
Note 14: Subsequent Event
On April 4, 2017, the Company announced that it was hosting a bank meeting on April 5, 2017 for the purpose of syndicating its new proposed long-term senior secured credit facility consisting of a new $375.0 million senior secured term loan facility and a new $50.0 million revolving credit facility (together the “Proposed Senior Secured Credit Facility”). On April 21, 2017, the Company received commitment allocations for the Proposed Senior Secured Credit Facility, which is expected to close in May 2017 and will bear interest at LIBOR, subject to a floor of 1.00%, plus a margin of 3.75%. The Company intends to use the proceeds of the senior secured term loan facility to repay all amounts outstanding under the TaxAct - HD Vest 2015 credit facility and to redeem all of the outstanding Notes, as well as to pay fees and expenses incurred in connection with the foregoing. Related to the Notes, the Company provided an irrevocable notice of redemption on April 21, 2017, that the Notes will become due and payable in cash on June 5, 2017.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the words "anticipate," "believe," "plan," "project," "expect," "future," "intend," "may," "will," "should," "estimate," "predict," "potential," "continue," and similar expressions. These forward-looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our "Strategic Transformation;" and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.
Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Part II Item 1A, "Risk Factors," and elsewhere in this report. You should not rely on forward-looking statements included herein, which speak only as of the date of this Quarterly Report on Form 10-Q or the date specified herein. We do not undertake any obligation to update publicly any forward-looking statement to reflect new information, events, or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events.
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included under Part 1 Item 1 of this report, as well as with our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2016.
Overview
Blucora (the “Company,” “Blucora,” or “we”) operates two businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries (“HD Vest”). HD Vest provides wealth management solutions for financial advisors and their clients. The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals.
Blucora also operated an internet Search and Content business and an E-Commerce business through 2016. The Search and Content business operated through the InfoSpace LLC subsidiary (“InfoSpace”) and provided search services and online content. The E-Commerce business consisted of the operations of Monoprice, Inc. (“Monoprice”) and sold self-branded electronics and accessories to both consumers and businesses. See further information regarding these businesses under "Strategic Transformation" below.
Strategic Transformation
On October 14, 2015, we announced our plans to acquire HD Vest and focus on the technology-enabled financial solutions market (the “Strategic Transformation”). The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content and E-Commerce businesses in 2016. As part of the Strategic Transformation and “One Company” operating model, we announced on October 27, 2016 plans to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The transformation is intended to drive efficiencies and improve operational effectiveness. We also shifted our near-term capital allocation priority and paid down debt, which included using all of the net divestiture proceeds from the sales of the Search and Content and E-Commerce businesses to pay down the TaxAct - HD Vest 2015 credit facility. The elements of our Strategic Transformation are described in more detail below. For a discussion of the associated risks, see the sections under the heading "Risks Associated With our Strategic Transformation" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Acquisition: On December 31, 2015, we acquired HD Vest for $613.7 million, after a $1.8 million final working capital adjustment in the first quarter of 2016. HD Vest provides wealth management solutions for financial advisors and their clients. The acquisition was funded by a combination of cash on hand and the TaxAct - HD Vest 2015 credit facility, under which we borrowed $400.0 million at the date of acquisition.

See "Note 3: Business Combinations" and "Note 8: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information on the HD Vest acquisition and the TaxAct - HD Vest 2015 credit facility, respectively.
Business divestitures: On October 14, 2015, we announced plans to divest the Search and Content and E-Commerce businesses. Accordingly, our financial condition, results of operations, and cash flows reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Unless otherwise specified, disclosures in "Management's Discussion and Analysis of Financial Condition and Results of Operations" reflect continuing operations.
We completed both divestitures in 2016. Specifically, on November 17, 2016, we closed on an agreement with YFC-Boneagle Electric Co., Ltd (“ YFC”), under which YFC acquired the E-Commerce business for $40.5 million, which included a working capital adjustment. Of this amount, $39.5 million was received in the fourth quarter of 2016 and the remaining $1.0 million is expected to be received in the first half of 2017. On August 9, 2016, we closed on an agreement with OpenMail LLC (“OpenMail”), under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment. We used all of the proceeds from these sales to pay down debt. See "Note 4: Discontinued Operations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information on discontinued operations.
Relocation of corporate headquarters: On October 27, 2016, we announced plans to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. In connection with this plan, we expect to incur restructuring costs of approximately $7.0 million. These costs will be recorded within corporate-level activity for segment purposes. See "Note 5: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information. We also will incur costs that do not qualify for restructuring classification, such as recruiting and overlap in personnel expenses as we transition positions to Texas (“Strategic Transformation Costs”).
Our Businesses
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
Our Wealth Management business is directly and indirectly sensitive to several macroeconomic factors and the state of financial markets, particularly in the United States. For additional information regarding the potential impact of these macroeconomic factors on our operations and results, see the Risk Factors "Our financial condition and results of operations may be materially and adversely affected by market fluctuations and by economic, political, and other factors." and "A drop in our investment performance could materially and adversely affect our revenues and profitability." in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the Securities and Exchange Commission, Financial Industry Regulatory Agency, the Department of Labor , state securities and insurance regulators, and other regulatory authorities. For additional information regarding the potential impact of governmental regulation on our operations and results, see the Risk Factor "Increased government regulation of our business may harm our operating results." in Part II Item 1A. of this report.

Tax Preparation
Our TaxAct business provides digital do-it-yourself (“DDIY”) tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its online service at www.TaxAct.com.
TaxAct's offerings come with a price lock guarantee, whereby the price at the start of the tax return filing process is the price when the return is filed, rather than pricing the offering at the time that the tax return is filed.
We have three offerings for consumers for tax year 2016, which is the basis for TaxAct's 2017 operating results: a "free" federal and state edition that handles simple returns and includes taxpayer phone support; a "plus" offering that contains all of the features of the free federal edition in addition to import capabilities, tools to maximize credits and deductions, and enhanced reporting; and a "premium" offering that contains all of the plus offering features in addition to tools for self-employed individuals to maximize credits and deductions. For the plus and premium offerings, state returns can be filed through the separately-sold state edition. We also have an offering for small business owners. In addition to these core offerings, TaxAct also offers ancillary services such as refund payment transfer, audit defense, and stored value cards.
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
Comparability
We reclassified certain amounts on our consolidated statements of cash flows related to excess tax benefits generated from stock-based compensation and restricted cash, both in connection with the implementation of new accounting pronouncements. See the "Recent accounting pronouncements" section of "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information.
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Percentage Change
Revenue	$182,375	$165,765	10%
Operating income	$43,889	$39,446	11%
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Revenue increased approximately $16.6 million due to increases of $5.4 million and $11.2 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $4.4 million, consisting of the $16.6 million increase in revenue and offset by a $12.2 million increase in operating expenses. Key changes in operating expenses were:

•
$4.4 million increase in the Wealth Management segment’s operating expenses primarily due to higher commissions to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and, to a lesser extent, higher net personnel expenses as we continue to standardize employee benefits across our businesses.

•
$5.7 million increase in the Tax Preparation segment’s operating expenses primarily due to higher spending on marketing, higher professional services fees mostly related to marketing and development projects, higher data center costs related to software support and maintenance fees, and, to a lesser extent, higher personnel expenses resulting from overall increased headcount supporting most functions.

•
$2.1 million increase in corporate-level expense activity primarily due to (i) restructuring incurred in connection with the upcoming relocation of our corporate headquarters and (ii) higher operating expenses mainly related to Strategic Transformation Costs and costs associated with leadership changes at HD Vest, offset by (iii) lower stock-based compensation mainly related to higher current year forfeitures as well as higher expense recognized in the prior year related to the initial stock award grants to HD Vest employees and (iv) lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.

Segment results are discussed in the next section.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 12: Segment Information" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We have two reportable segments: Wealth Management and Tax Preparation. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. We analyze these separately.
Wealth Management

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Percentage Change
Revenue	$82,667	$77,291	7%
Operating income	$11,853	$10,906	9%
Segment margin	14%	14%
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
Sources of revenue

(In thousands, except percentages)			Three months ended March 31,
	Sources of Revenue	Primary Drivers	2017	2016	Percentage Change
Advisor-driven	Commission	- Transactions - Asset levels	$39,595	$36,856	7%
	Advisory	- Advisory asset levels	33,576	31,532	6%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	5,966	5,818	3%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	3,530	3,085	14%
	Total revenue		$82,667	$77,291	7%
	Total recurring revenue		$63,907	$60,069	6%
	Recurring revenue rate		77.3%	77.7%

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
Business metrics

(In thousands, except percentages and as otherwise indicated)	March 31,
	2017	2016	Percentage Change
Total Assets Under Administration (“AUA”)	$40,424,515	$36,505,384	11%
Advisory Assets Under Management (“AUM”)	$11,090,767	$9,592,025	16%
Percentage of total AUA	27.4%	26.3%
Number of advisors (in ones)	4,427	4,584	(3)%
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Wealth Management revenue increased approximately $5.4 million as discussed by each source of revenue below.
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

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Percentage Change
By product category:
Mutual funds	$20,461	$19,039	7%
Variable annuities	12,211	12,640	(3)%
Insurance	3,672	2,774	32%
General securities	3,251	2,403	35%
Total commission revenue	$39,595	$36,856	7%

By sales-based and trailing:
Sales-based	$17,946	$16,472	9%
Trailing	21,649	20,384	6%
Total commission revenue	$39,595	$36,856	7%
Sales-based commission revenue increased approximately $1.5 million primarily due to increased activity in mutual funds, insurance, and general securities. General securities include equities, exchange traded funds, bonds, and alternative investments. This increase was offset by a decrease in variable annuities. The lack of feature enhancements in that asset class contributed to the decrease.
Trailing commission revenue increased approximately $1.3 million and reflects an increase in the market value of the underlying assets.
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
The activity within our advisory assets under management was as follows:

(In thousands)	Three months ended March 31,
	2017	2016
Balance, beginning of the period	$10,397,071	$9,692,244
Net increase (decrease) in new advisory assets	297,609	(144,409)
Market impact and other	396,087	44,190
Balance, end of the period	$11,090,767	$9,592,025
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets under management. The increase in advisory revenue of approximately $2.0 million is consistent with the increase in the beginning-of-period advisory assets under management.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs and cash sweep programs. Asset-based revenue was comparable to the prior period.
Transaction and fee revenue: Transaction and fee revenue primarily includes fees for executing certain transactions in client accounts and fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions. Transaction and fee revenue increased approximately $0.4 million primarily related to improvements that we implemented in our investment platform and technology tools that are used by our financial advisors.
Wealth Management operating income increased approximately $0.9 million, consisting of the $5.4 million increase in revenue and offset by a $4.4 million increase in operating expenses. The increase in Wealth Management operating expenses primarily was due to an increase in commissions to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and, to a lesser extent, a net increase in personnel expenses as we continue to standardize employee benefits across our businesses.
Tax Preparation

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Percentage Change
Revenue	$99,708	$88,474	13%
Operating income	$53,133	$47,573	12%
Segment margin	53%	54%
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

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Percentage Change
Consumer	$88,242	$77,471	14%
Professional	11,466	11,003	4%
Total revenue	$99,708	$88,474	13%

We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and online services. We consider growth in the number of e-files to be an important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Three months ended March 31,			Tax seasons ended
	2017	2016	Percentage Change	April 18, 2017	April 19, 2016	Percentage Change
Online e-files	2,876	3,466	(17)%	3,958	4,613	(14)%
Desktop e-files	122	156	(22)%	184	234	(21)%
Sub-total e-files	2,998	3,622	(17)%	4,142	4,847	(15)%
Free File Alliance e-files (1)	115	114	1%	164	158	4%
Total e-files	3,113	3,736	(17)%	4,306	5,005	(14)%

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.
We measure our professional tax preparer customers using three metrics--the number of accepted federal tax e-files made through our software, the number of units sold, and the number of e-files per unit sold. We consider growth in these areas to be important non-financial metrics in measuring the performance of the professional tax preparer side of the Tax Preparation business. Those metrics were as follows:

(In thousands, except percentages and as	Three months ended March 31,			Tax seasons ended
otherwise indicated)	2017	2016	Percentage Change	April 18, 2017	April 19, 2016	Percentage Change
E-files	1,302	1,269	3%	1,717	1,630	5%
Units sold (in ones)	20,327	19,794	3%	20,964	20,114	4%
E-files per unit sold (in ones)	64.0	64.1	—%	81.9	81.0	1%
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Tax Preparation revenue increased approximately $11.2 million primarily due to growth in revenue earned from online consumer users and, to a lesser extent, increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases. The decrease in e-files is consistent with our expectations as we are in the early stages of a multi-year pivot toward profitable customers. Revenue derived from professional tax preparers increased primarily due to an increase in the number of professional preparer units sold.
Tax Preparation operating income increased approximately $5.6 million, consisting of the $11.2 million increase in revenue and offset by a $5.7 million increase in operating expenses. The increase in Tax Preparation segment operating expenses primarily was due to increased spending on marketing, increased professional services fees mostly related to marketing and development projects, increased data center costs related to software support and maintenance fees, and, to a lesser extent, a net increase in personnel expenses resulting from overall higher headcount supporting most functions.
Corporate-Level Activity

(In thousands)	Three months ended March 31,
	2017	2016	Change
Operating expenses	$6,773	$4,699	$2,074
Stock-based compensation	2,565	4,229	(1,664)
Depreciation	1,134	1,122	12
Amortization of acquired intangible assets	8,336	8,983	(647)
Restructuring	2,289	—	2,289
Total corporate-level activity	$21,097	$19,033	$2,064
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
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Operating expenses included in corporate-level activity increased primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest.
Stock-based compensation decreased primarily due to activity within our Wealth Management business, which included an increase in current year forfeitures as well as higher expense recognized in the prior year related to the initial stock award grants to HD Vest employees.
Depreciation was comparable to the prior period.
Amortization of acquired intangible assets decreased primarily due to concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.
Restructuring increased due to our October 27, 2016 announcement to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. Further detail is provided under the "Operating Expenses - Restructuring" section of the management's discussion and analysis of financial condition and results of operations below.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Change
Wealth management services cost of revenue	$55,874	$52,269	$3,605
Tax preparation services cost of revenue	3,818	3,207	611
Amortization of acquired technology	48	667	(619)
Total cost of revenue	$59,740	$56,143	$3,597
Percentage of revenue	33%	34%
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
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Wealth management services cost of revenue increased primarily due to an increase in commissions to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.
Tax preparation services cost of revenue increased primarily due to an increase in data center costs related to software support and maintenance fees.
Amortization of acquired technology decreased due to amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.

Engineering and Technology

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Change
Engineering and technology	$4,748	$4,295	$453
Percentage of revenue	3%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Engineering and technology expenses increased primarily due to an increase in professional services fees mostly related to Tax Preparation development projects. Personnel expenses were comparable to the prior period.
Sales and Marketing

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Change
Sales and marketing	$48,998	$43,837	$5,161
Percentage of revenue	27%	26%
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
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Sales and marketing expenses increased primarily due to a $3.9 million increase in marketing expenses and a $1.1 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing in our Tax Preparation business. Personnel expenses increased primarily in our Wealth Management business as we continue to standardize employee benefits across our businesses and, to a lesser extent, in our Tax Preparation business due to higher headcount.
General and Administrative

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Change
General and administrative	$13,483	$12,753	$730
Percentage of revenue	7%	8%
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
Three months ended March 31, 2017 compared with three months ended March 31, 2016
G&A expenses increased primarily due to a $0.9 million net increase in personnel expenses, mainly related to Strategic Transformation Costs and costs associated with leadership changes at HD Vest offset by lower stock-based compensation due to activity within our Wealth Management business, which included an increase in current year forfeitures as well as higher expense recognized in the prior year related to the initial stock award grants to HD Vest employees.

Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Change
Depreciation	$940	$975	$(35)
Amortization of acquired intangible assets	8,288	8,316	(28)
Total	$9,228	$9,291	$(63)
Percentage of revenue	5%	6%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended March 31, 2017 compared with three months ended March 31, 2016
Depreciation and amortization of acquired intangible assets were comparable to the prior period.
Restructuring

(In thousands, except percentages)	Three months ended March 31,
	2017	2016	Change
Restructuring	$2,289	$—	$2,289
Percentage of revenue	1%	—%
On October 27, 2016, we announced plans to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas as part of the Strategic Transformation and “One Company” operating model. The actions to relocate corporate headquarters are intended to drive efficiencies and improve operational effectiveness.
In connection with this plan, we expect to incur restructuring costs of approximately $7.0 million, which includes all costs associated with our non-cancelable operating lease. While the relocation and the related costs are expected to be substantially completed by June 2017, the Company expects some costs through the fourth quarter of 2017, primarily related to employees who will continue to provide service through that time period.
The following table summarizes the activity in the restructuring liability (in thousands):

	Employee-Related Termination Costs	Contract Termination Costs	Fixed Asset Impairments	Stock-Based Compensation	Other Costs	Total
Balance as of December 31, 2016	$4,234	$—	$—	$—	$—	$4,234
Restructuring charges	209	(241)	1,878	443	—	2,289
Non-cash	—	1,457	(1,878)	(443)	—	(864)
Balance as of March 31, 2017	$4,443	$1,216	$—	$—	$—	$5,659
Total amount expected to be incurred	$4,691	$(241)	$1,878	$602	$43	$6,973
Cumulative amount incurred to date	$4,443	$(241)	$1,878	$79	$—	$6,159
Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements that are payable at termination dates throughout 2017, with the majority expected to be paid in the second half of 2017. Contract termination costs and fixed asset impairments were incurred in connection with the Bellevue facility's operating lease and related fixed assets, which are described further in the next two paragraphs, respectively. Stock-based compensation primarily includes the impact of equity award modifications associated with employment contracts for individuals impacted by the relocation, as well as forfeitures that were recorded for severed employees. Other costs include office moving costs.
We have a non-cancelable operating lease that runs through 2020 for our Bellevue facility, which we will occupy until May 2017. In March 2017, we agreed to a sublease for the entire Bellevue facility, which is effective June 1, 2017 and expires on September 30, 2020, consistent with the underlying operating lease. Under that sublease agreement, we will not recover all of our remaining lease rental obligations (including common area maintenance costs and real estate taxes) and, therefore, recognized a loss on sublease of $1.1 million. We also wrote-off our $1.5 million deferred rent liability (a non-cash item), related to various lease incentives that had been provided originally by the landlord, and incurred broker commissions related to the sublease agreement. All of these items were recorded as contract termination costs in the first quarter of 2017.
We began receiving sublease offers in the first quarter of 2017, at which point it was indicated that the remaining lease rental obligations, and the related value for the leasehold improvements and the office furniture and equipment, would not be fully recovered. As a result and given the nature of these fixed assets, we fully impaired the $1.9 million carrying value of those assets in the first quarter of 2017.
Other Loss, Net

(In thousands)	Three months ended March 31,
	2017	2016	Change
Interest income	$(20)	$(25)	$5
Interest expense	6,436	9,191	(2,755)
Amortization of debt issuance costs	387	610	(223)
Accretion of debt discounts	1,085	1,406	(321)
(Gain) loss on debt extinguishment and modification expense	1,780	(3,843)	5,623
Other	40	175	(135)
Other loss, net	$9,708	$7,514	$2,194
Three months ended March 31, 2017 compared with three months ended March 31, 2016
The decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility, due to prepayments during the second through fourth quarters of 2016 and into the first quarter of 2017, and the Convertible Senior Notes, a portion of which were repurchased during the first quarter of 2016.
In both the first quarters of 2017 and 2016, we had a loss on debt extinguishment and modification expense related to prepayments of a portion of the TaxAct - HD Vest 2015 credit facility, which resulted in the write-down of a portion of the unamortized debt discount and issuance costs. In the first quarter of 2016, we repurchased a portion of the Convertible Senior Notes, which resulted in a net gain on debt extinguishment and modification expense, consisting of a gain related to the repurchase of the Notes below par value and offset by the write-down of a portion of the unamortized debt discount and issuance costs. Further detail is as follows:

(In thousands)	Three months ended March 31,
	2017	2016	Change
Gain on Convertible Senior Notes repurchased	$—	$(7,724)	$7,724
Accelerated accretion of debt discount on Convertible Senior Notes	—	1,628	(1,628)
Accelerated amortization of debt issuance costs on Convertible Senior Notes	—	416	(416)
Accelerated accretion of debt discount and amortization of debt issuance costs on TaxAct - HD Vest 2015 credit facility	1,780	1,837	(57)
Total (gain) loss on debt extinguishment and modification expense	$1,780	$(3,843)	$5,623
Income Taxes
We recorded income tax expense of $3.5 million in the three months ended March 31, 2017. Income taxes differed from taxes at the statutory rate in 2017 primarily due to the January 1, 2017 implementation of Accounting Standards Update (“ASU”) 2016-09 on stock-based compensation. Under that ASU, excess tax benefits and deficiencies are recognized as income tax benefit or expense, rather than as additional paid-in capital, on a prospective basis (see "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information). We recorded income tax expense of $11.6 million in the three months ended March 31, 2016. Income taxes did not differ materially from taxes at the statutory rate in 2016.

Discontinued Operations, Net of Income Taxes

(In thousands)	Three months ended March 31,
	2017	2016	Change
Discontinued operations, net of income taxes	$—	$2,522	$(2,522)
On October 14, 2015, we announced our Strategic Transformation, which included plans to divest the Search and Content and E-Commerce businesses. Our results of operations reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Amounts in discontinued operations include previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to the Search and Content and E-Commerce businesses. We completed both divestitures in 2016--specifically, Search and Content in the third quarter of 2016 and E-Commerce in the fourth quarter of 2016. See "Note 4: Discontinued Operations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information on discontinued operations.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as operating income, determined in accordance with GAAP, excluding the effects of depreciation, amortization of acquired intangible assets (including acquired technology), stock-based compensation, and restructuring costs. Restructuring costs relate to the upcoming move of our corporate headquarters, which was announced in the fourth quarter of 2016.
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

(In thousands)	Three months ended March 31,
	2017	2016
Operating income	$43,889	$39,446
Stock-based compensation	2,565	4,229
Depreciation and amortization of acquired intangible assets	9,470	10,105
Restructuring	2,289	—
Adjusted EBITDA	$58,213	$53,780
Three months ended March 31, 2017 compared with three months ended March 31, 2016
The increase in Adjusted EBITDA primarily was due to increases in segment operating income of $5.6 million and $0.9 million related to our Tax Preparation and Wealth Management segments, respectively, offset by a $2.1 million increase in corporate operating expenses not allocated to the segments primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest.
Non-GAAP net income: We define non-GAAP net income as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of discontinued operations, stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on the Convertible Senior Notes, gain on Convertible Senior Notes repurchased, restructuring costs, the impact of noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. Restructuring costs relate to the upcoming move of our corporate headquarters, which was announced in the fourth quarter of 2016. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Three months ended March 31,
	2017	2016
Net income attributable to Blucora, Inc.	$30,584	$22,667
Discontinued operations, net of income taxes	—	(2,522)
Stock-based compensation	2,565	4,229
Amortization of acquired intangible assets	8,336	8,983
Accretion of debt discount on Convertible Senior Notes	934	963
Accelerated accretion of debt discount on Convertible Senior Notes	—	1,628
Gain on Convertible Senior Notes repurchased	—	(7,724)
Restructuring	2,289	—
Impact of noncontrolling interests	126	144
Cash tax impact of adjustments to GAAP net income	(587)	339
Non-cash income tax expense	3,160	10,579
Non-GAAP net income	$47,407	$39,286

Per diluted share:
Net income attributable to Blucora, Inc.	$0.67	$0.54
Discontinued operations, net of income taxes	—	(0.06)
Stock-based compensation	0.06	0.10
Amortization of acquired intangible assets	0.18	0.23
Accretion of debt discount on Convertible Senior Notes	0.02	0.02
Accelerated accretion of debt discount on Convertible Senior Notes	—	0.04
Gain on Convertible Senior Notes repurchased	—	(0.19)
Restructuring	0.05	—
Impact of noncontrolling interests	0.00	0.00
Cash tax impact of adjustments to GAAP net income	(0.01)	0.01
Non-cash income tax expense	0.07	0.25
Non-GAAP net income	$1.04	$0.94
Weighted average shares outstanding used in computing per diluted share amounts	45,428	41,610
Three months ended March 31, 2017 compared with three months ended March 31, 2016
The increase in non-GAAP net income primarily was due to increases in segment operating income of $5.6 million and $0.9 million related to our Tax Preparation and Wealth Management segments, respectively. Further contributing to the increase in non-GAAP net income was a $3.3 million decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts, primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility, due to prepayments during the second through fourth quarters of 2016 and into the first quarter of 2017, and the Convertible Senior Notes, a portion of which were repurchased during the first quarter of 2016. The increases in non-GAAP net income were offset by a $2.1 million increase in corporate operating expenses not allocated to the segments primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest.
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of March 31, 2017, we had cash and marketable investments of approximately $74.8 million, consisting of cash and cash equivalents of $74.6 million and available-for-sale investments of $0.2 million. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of March 31, 2017, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at March 31, 2017 had minimal default risk and short-term maturities.
We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the Risk Factor "Existing cash and cash equivalents, short-term investments, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Use of Cash
We may use our cash, cash equivalents, and short-term investments balance in the future on investment in our current businesses, for repayment of debt, for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses, or for returning capital to shareholders.
On October 14, 2015, we announced our Strategic Transformation, which refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest. See the "Strategic Transformation" subsection above for additional detail regarding the related use of cash.
Related to the acquisition of HD Vest on December 31, 2015, we paid $612.3 million (including the final working capital adjustment in the first quarter of 2016) in cash, which was funded by a combination of cash on hand and the new TaxAct - HD Vest 2015 credit facility. The credit facility consists of a $25.0 million revolving credit loan and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are December 31, 2020 and December 31, 2022, respectively. The interest rates on the revolving credit loan and term loan are variable. The credit facility includes financial and operating covenants with respect to certain ratios, including a net leverage to EBITDA ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of March 31, 2017. TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $38.0 million and $40.0 million during the three months ended March 31, 2017 and 2016, respectively. TaxAct and HD Vest have not borrowed any amounts under the revolving credit loan. For further detail, see "Note 8: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On March 15, 2013, we issued $201.25 million principal amount of Convertible Senior Notes (the “Notes”). The Notes mature April 1, 2019, unless earlier purchased, redeemed, or converted in accordance with their terms. During the three months ended March 31, 2016, we repurchased $28.4 million of the Notes' principal for cash of $20.7 million. The Notes bear interest at a rate of 4.25% per year, payable semi-annually in arrears beginning on October 1, 2013. There are no financial or operating covenants relating to the Notes. As of May 2013, we are permitted to settle conversions in cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election. Through March 31, 2017, we intended to satisfy any conversion premium by issuing shares of our common stock. As discussed in the next paragraph, we expect to redeem all of the outstanding Notes through a new proposed long-term senior secured credit facility in June 2017. For further detail, see "Note 8: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On April 4, 2017, we announced that we were hosting a bank meeting on April 5, 2017 for the purpose of syndicating our new proposed long-term senior secured credit facility consisting of a new $375.0 million senior secured term loan facility and a new $50.0 million revolving credit facility (together the “Proposed Senior Secured Credit Facility”). On April 21, 2017, we received commitment allocations for the Proposed Senior Secured Credit Facility, which is expected to close in May 2017 and will bear interest at the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.00%, plus a margin of 3.75%. We intend to use the proceeds of the senior secured term loan facility to repay all amounts outstanding under the TaxAct - HD Vest 2015 credit facility and to redeem all of the outstanding Notes, as well as to pay fees and expenses incurred in connection with the foregoing. Related to the Notes, we provided notice of irrevocable redemption on April 21, 2017, that the Notes will become due and payable in cash on June 5, 2017. For additional information regarding the potential impact to our business related to this facility, see the Risk Factor "We may not be able to successfully complete new senior credit facilities." in Part II Item 1A of this report.
On July 2, 2015, TaxAct acquired SimpleTax, which included additional consideration of up to C$4.6 million (with C$ indicating Canadian dollars and amounting to approximately $3.7 million based on the acquisition-date exchange rate). The related payments are contingent upon product availability and revenue performance over a three-year period and are expected to occur annually over that period. The first payment was made in the first quarter of 2017, and the remaining payments of $2.5 million are expected through 2019. For further detail, see "Note 7: Fair Value Measurements" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Contractual Obligations and Commitments
Except for the debt repayments (as disclosed in "Note 8: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report), payment of a portion of the acquisition-related contingent consideration liability (as disclosed in "Note 7: Fair Value Measurements"), and estimated total sublease income of $4.9 million (primarily related to the sublease agreement for the Bellevue facility as disclosed in "Note 5: Restructuring," which replaces the sublease income under the sublease agreement with InfoSpace), there have been no material changes during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, to the contractual obligations and commitments specified in "Note 10: Commitments and Contingencies" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Three months ended March 31,
	2017	2016
Net cash provided by operating activities from continuing operations	$52,900	$68,721
Net cash provided (used) by investing activities from continuing operations	5,767	(1,080)
Net cash used by financing activities from continuing operations	(36,259)	(59,346)
Net cash provided by continuing operations	22,408	8,295
Net cash provided by discontinued operations	—	4,316
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	5	—
Net increase in cash, cash equivalents, and restricted cash	$22,413	$12,611
Net cash from the operating activities of continuing operations: Net cash from the operating activities of continuing operations consists of income from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.

Net cash provided by operating activities was $52.9 million and $68.7 million for the three months ended March 31, 2017 and 2016, respectively. The activity in the three months ended March 31, 2017 included a $6.5 million working capital contribution and approximately $46.4 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution primarily related to increased accrued expense balances related to the timing of TaxAct's spending on marketing campaigns for the current tax season.
The activity in the three months ended March 31, 2016 included a $41.0 million working capital contribution and approximately $27.8 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing net operating loss carryforwards from prior years. In addition, we had placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance, and that amount was returned to us in the first quarter of 2016 since it was not achieved (see "Note 3: Business Combinations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information). Lastly, TaxAct's seasonality and the addition of HD Vest provided further working capital contribution during the period.
Net cash from the investing activities of continuing operations: Net cash from the investing activities of continuing operations primarily consists of cash outlays for business acquisitions, transactions (purchases of and proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities can fluctuate from period to period primarily based upon the level of acquisition activity.
Net cash provided by investing activities was $5.8 million for the three months ended March 31, 2017 and net cash used by investing activities was $1.1 million for the three months ended March 31, 2016. The activity in the three months ended March 31, 2017 consisted of net cash inflows on our available-for-sale investments of $6.9 million offset by approximately $1.2 million in purchases of property and equipment. The activity in the three months ended March 31, 2016 consisted of $0.7 million in purchases of property and equipment and purchases of available-for-sale investments of $0.4 million.
Net cash from the financing activities of continuing operations: Net cash from the financing activities of continuing operations primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period to period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $36.3 million and $59.3 million for the three months ended March 31, 2017 and 2016, respectively. The activity for the three months ended March 31, 2017 primarily consisted of payments of $38.0 million on the TaxAct - HD Vest credit facility, $2.2 million in tax payments from shares withheld for equity awards, and $0.9 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $4.9 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the three months ended March 31, 2016 primarily consisted of payments of $40.0 million on the TaxAct - HD Vest credit facility, the $20.7 million repurchase of the Notes, and $0.3 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $1.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. We base our estimates on historical experience and other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates. Our critical accounting policies, estimates, and methodologies for the three months ended March 31, 2017 were consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the three months ended March 31, 2017. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See "Note 10: Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 1A. Risk Factors
Refer to Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Company’s Form 10-K other than as follows:
Increased government regulation of our business may harm our operating results.
We are subject to federal, state, and local laws and regulations that affect our activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security requirements, digital content, consumer protection, real estate, billing, promotions, quality of services, intellectual property ownership and infringement, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health, and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act). As we complete our Strategic Transformation and expand our products and services and revise our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours as well as the laws of other jurisdictions in which we operate. The Trump Administration has called for a board review of, and potentially significant changes to, U.S. fiscal and tax laws and regulations. These changes may include comprehensive tax reform as well as the rolling back or repeal of various financial regulations, including the DOL fiduciary rule and the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”). We cannot predict whether, when or to what extent new U.S. federal laws, regulations, interpretations or rulings will be issued, nor is the impact of such changes on our Tax Preparation or Wealth Management businesses clear. It is possible that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
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
Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the Securities and Exchange Commission, the Department of Labor, the Financial Industry Regulatory Authority, state securities and insurance regulators, and other regulatory authorities. Our failure to comply with the laws, rules, and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise materially impact our financial condition, results of operations, and liquidity. These regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations, or interpretations, and there can also be no assurance that other federal or state agencies will not attempt to further regulate our business. The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulations of the wealth management industry. Regulators implementing the Dodd-Frank Act have adopted, proposed to adopt, and will in the future adopt regulations that may impact the manner in which we will market HD Vest products and services, manage HD Vest operations, and interact with regulators. As noted above, the Trump Administration has called for a broad review of, and potentially significant changes to, U.S. fiscal laws and regulations which may include the rolling back or even repeal of certain financial regulations, including but not limited to the Dodd-Frank Act. Until we know what changes are enacted, we will not know whether such changes will have a positive or negative impact on our business.
In April 2016, the DOL issued final regulations changing the definition of who is a fiduciary under the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and specifying how such fiduciaries must provide investment advice to Covered Accounts. Over the past several quarters, individual retirement accounts (“IRAs”) made up approximately half of HD Vest's assets under administration. The new DOL regulations focus on conflicts of interest related to investment recommendations made by financial advisors to clients holding Covered Accounts. The rules bring virtually all of the investment products and services HD Vest currently provides to IRA owners within the scope of ERISA. On February 3, 2017, President Trump issued a memorandum directing the Secretary of Labor to examine the DOL fiduciary rule and make certain determinations regarding the rule’s impact. As a result of President Trump’s memorandum, the applicability of the rules has been delayed so that they will be phased in between June 9, 2017 and January 1, 2018. The rules will require HD Vest to either: (1) subject Covered Accounts to a level fee arrangement under which (a) the firm and affiliates receive a fee based on a fixed percentage of the value of assets in the account and (b) no ERISA prohibited transactions are otherwise implicated; or (2) comply with one of the DOL prohibited transaction exemptions that impose significant new and additional compliance and disclosure requirements, and restrict the manner in which HD Vest can earn revenue and pay its financial advisors.
Accordingly, it is uncertain whether the rule will become applicable, when it will be applicable, and what form any final regulation might take after the required review is completed. If the regulations are applied in their current form, they will impact how HD Vest designs investment products and services for Covered Accounts, how we receive fees, and how we compensate our financial advisors. The regulations will impact how we are able to recruit and retain financial advisors and will require us to change systems and implement new compliance programs and client disclosures. In addition, if HD Vest relies on the new Best Interest Contract prohibited transaction exemption, the firm will be required to adopt new “impartial conduct” policies and procedures and make contractual representations and warranties to clients that HD Vest will comply with such policies and procedures and abide by fiduciary standards. These requirements, coupled with ambiguity inherent in the new rules, will likely lead to increased regulatory scrutiny and litigation related to the provision of investment advice to IRA and ERISA investors. HD Vest’s management team has devoted and, if the regulations are applied in their current form, expects to continue to devote substantial time and resources to assess the new rules, implement required policies and procedures, and develop and execute a business strategy in light of such rules, diminishing the firm’s ability to focus on other initiatives. Depending on the scope of required changes, if HD Vest is not able to complete necessary modifications to its business practices and operational systems by the applicability date, its ability to process business for Covered Accounts will be negatively impacted. As a result, the new DOL rules and related litigation and regulatory scrutiny could materially and adversely impact our financial condition and results of operations. In addition, investigations, claims, or other actions or proceedings by regulators or third-parties with respect to our compliance with these new regulations may also have a material adverse effect on our financial condition and results of operations.
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
We may not be able to successfully complete new senior credit facilities.
On April 4, 2017, the Company announced that it was hosting a bank meeting on April 5, 2017 for the purpose of syndicating its new proposed long-term senior secured credit facility consisting of a new $375.0 million senior secured term loan facility and a new $50.0 million revolving credit facility (together the “Proposed Senior Secured Credit Facility”). On April 21, 2017, the Company received commitment allocations for the Proposed Senior Secured Credit Facility, which is expected to close in May 2017. The Company intends to use the proceeds of the senior secured term loan facility to repay all amounts outstanding under the TaxAct - HD Vest 2015 credit facility and to redeem all of the outstanding Convertible Senior Notes due 2019 issued by the Company, as well as to pay fees and expenses incurred in connection with the foregoing. Related to the Convertible Senior Notes, the Company provided an irrevocable notice of redemption on April 21, 2017, and the Notes will become due and payable in cash on June 5, 2017. The consummation of the Proposed Senior Secured Credit Facility remains subject to customary closing conditions, and there can be no assurance that the Company will successfully complete the Proposed Senior Secured Credit Facility. If we are not able to complete the Proposed Senior Secured Credit Facility before June 5, 2017, we will not have sufficient cash on hand or availability under our TaxAct - HD Vest 2015 credit facility to pay the Convertible Senior Notes.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Director Resignation
On May 3, 2017, Andrew M. Snyder, who has served as a director of the Company since 2011, informed the Board of Directors of the Company (the “Board”) that his service on the Board will cease on May 25, 2017.  Although Mr. Snyder had previously informed the Board that he would serve as a director until the Company’s 2017 annual meeting of stockholders to be held on June 1, 2017 (the “Annual Meeting”), he has advised the Company that he wishes to accelerate his departure in order to address other business matters.  Mr. Snyder’s decision was not the result of any disagreement with the Company.

Departure of Chief Legal & Administrative Officer and Secretary
On May 3, 2017, Mark A. Finkelstein, the Company’s Chief Legal & Administrative Officer and Secretary, informed the Company that he intends to resign effective as of the later of the date on which the Company moves its headquarters from Bellevue, Washington to Irving, Texas (which is expected to occur on or before June 1, 2017) or July 1, 2017. Under the terms of Amendment No. 2 to his Employment Agreement (which was previously filed with the Securities and Exchange Commission as Exhibit 10.5 to the Form 10-Q that was filed on October 27, 2016), upon termination, Mr. Finkelstein will be entitled to the payment of certain severance benefits, accelerated vesting of outstanding unvested equity awards (including 144,100 stock options and 17,550 restricted stock units) (collectively, the “Equity Awards”) and the extension of the exercise period for all outstanding stock options. Mr. Finkelstein also informed the Company that, as part of his investment diversification strategy, he intends to enter into a pre-arranged stock trading plan, under which no trades will occur prior to July 1, 2017, for the sale of the shares of Company stock acquired when the Equity Awards vest, net of any taxes withheld by the Company at the time of vesting, in accordance with the guidelines specified under Rule 10b5-1 of the Securities Exchange Act of 1934, as amended, and the Company’s Insider Trading Policy.
Item 6. Exhibits
See exhibits listed under the Index to Exhibits below.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	May 4, 2017

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.2	Amended and Restated Bylaws of Blucora, Inc.	8-K	February 28, 2017	3.2
10.1	Employment Agreement by and between Blucora, Inc. and Sanjay Baskaran dated January 12, 2017	8-K/A	January 13, 2017	10.1
10.2	Employment Agreement by and among Blucora, Inc., H. D. Vest, Inc. and Robert D. Oros dated January 22, 2017	8-K	January 23, 2017	10.1
10.3	Transition and Separation Agreement by and between H. D. Vest, Inc. and Roger C. Ochs dated January 22, 2017	8-K	January 23, 2017	10.2
10.4	2017 Executive Bonus Plan				X
10.5
Sublease dated April 13, 2017, by and between Blucora, Inc. and Xevo, Inc. related to that certain Office Lease dated July 13, 2012 by and between Blucora, Inc. and KBS SOR Plaza Bellevue, LLC (as successor to Plaza Property Center LLC)
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
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended March 31, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
					X