Form 10-Q
period 2017-06-30
BLUCORA, INC.
filed 2017-07-27
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File Number: 000-25131

BLUCORA, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6333 State Hwy 161, 6th Floor, Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 870-6000

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 20, 2017
Common Stock, Par Value $0.0001	44,931,297

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$78,312	$51,713
Cash segregated under federal or other regulations	799	2,355
Available-for-sale investments	—	7,101
Accounts receivable, net of allowance	7,254	10,209
Commissions receivable	15,563	16,144
Other receivables	432	4,004
Prepaid expenses and other current assets, net	7,041	6,321
Total current assets	109,401	97,847
Long-term assets:
Property and equipment, net	8,677	10,836
Goodwill, net	548,890	548,741
Other intangible assets, net	345,521	362,178
Other long-term assets	2,677	3,057
Total long-term assets	905,765	924,812
Total assets	$1,015,166	$1,022,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,741	$4,536
Commissions and advisory fees payable	16,143	16,587
Accrued expenses and other current liabilities	21,484	18,528
Deferred revenue	4,753	12,156
Current portion of long-term debt, net	2,560	2,560
Total current liabilities	48,681	54,367
Long-term liabilities:
Long-term debt, net	353,848	248,221
Convertible senior notes, net	—	164,176
Deferred tax liability, net	58,905	111,126
Deferred revenue	759	1,849
Other long-term liabilities	8,628	10,205
Total long-term liabilities	422,140	535,577
Total liabilities	470,821	589,944

Redeemable noncontrolling interests	15,998	15,696

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
44,681 and 41,845	4	4
Additional paid-in capital	1,535,858	1,510,152
Accumulated deficit	(1,007,325)	(1,092,756)
Accumulated other comprehensive loss	(190)	(381)
Total stockholders’ equity	528,347	417,019
Total liabilities and stockholders’ equity	$1,015,166	$1,022,659
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Wealth management services revenue	$85,296	$76,117	$167,963	$153,408
Tax preparation services revenue	53,866	43,991	153,574	132,465
Total revenue	139,162	120,108	321,537	285,873
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	56,963	51,023	112,837	103,292
Tax preparation services cost of revenue	2,411	2,023	6,229	5,230
Amortization of acquired technology	47	49	95	716
Total cost of revenue	59,421	53,095	119,161	109,238
Engineering and technology	4,242	3,959	8,990	8,254
Sales and marketing	22,296	19,913	71,294	63,750
General and administrative	13,715	11,508	27,198	24,261
Depreciation	873	963	1,813	1,938
Amortization of other acquired intangible assets	8,289	8,316	16,577	16,632
Restructuring	331	—	2,620	—
Total operating expenses	109,167	97,754	247,653	224,073
Operating income	29,995	22,354	73,884	61,800
Other loss, net	(24,200)	(10,916)	(33,908)	(18,430)
Income from continuing operations before income taxes	5,795	11,438	39,976	43,370
Income tax expense	(2,315)	(5,793)	(5,786)	(17,436)
Income from continuing operations	3,480	5,645	34,190	25,934
Discontinued operations, net of income taxes	—	(19,975)	—	(17,453)
Net income (loss)	3,480	(14,330)	34,190	8,481
Net income attributable to noncontrolling interests	(176)	(115)	(302)	(259)
Net income (loss) attributable to Blucora, Inc.	$3,304	$(14,445)	$33,888	$8,222
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.08	$0.13	$0.79	$0.62
Discontinued operations	—	(0.48)	—	(0.42)
Basic net income (loss) per share	$0.08	$(0.35)	$0.79	$0.20
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.07	$0.13	$0.73	$0.61
Discontinued operations	—	(0.47)	—	(0.41)
Diluted net income (loss) per share	$0.07	$(0.34)	$0.73	$0.20
Weighted average shares outstanding:
Basic	43,644	41,405	42,895	41,288
Diluted	46,937	42,298	46,182	41,954
Other comprehensive income:
Net income (loss)	$3,480	$(14,330)	$34,190	$8,481
Unrealized gain (loss) on available-for-sale investments, net of tax	—	(1)	1	10
Foreign currency translation adjustment	147	1	190	323
Other comprehensive income	147	—	191	333
Comprehensive income (loss)	3,627	(14,330)	34,381	8,814
Comprehensive income attributable to noncontrolling interests	(176)	(115)	(302)	(259)
Comprehensive income (loss) attributable to Blucora, Inc.	$3,451	$(14,445)	$34,079	$8,555
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2017	2016
Operating Activities:
Net income	$34,190	$8,481
Less: Discontinued operations, net of income taxes	—	(17,453)
Net income from continuing operations	34,190	25,934
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Stock-based compensation	5,302	7,252
Depreciation and amortization of acquired intangible assets	18,865	19,597
Restructuring (non-cash)	1,402	—
Deferred income taxes	(681)	(8,806)
Amortization of premium on investments, net	10	155
Amortization of debt issuance costs	714	1,027
Accretion of debt discounts	1,840	2,500
(Gain) loss on debt extinguishment	19,581	(2,846)
Revaluation of acquisition-related contingent consideration liability	—	391
Other	—	13
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	2,956	1,395
Commissions receivable	581	1,520
Other receivables	2,544	19,460
Prepaid expenses and other current assets	(545)	4,870
Other long-term assets	341	95
Accounts payable	(795)	(1,491)
Commissions and advisory fees payable	(444)	(1,980)
Deferred revenue	(8,493)	(4,257)
Accrued expenses and other current and long-term liabilities	3,768	26,057
Net cash provided by operating activities from continuing operations	81,136	90,886
Investing Activities:
Business acquisition, net of cash acquired	—	(1,788)
Purchases of property and equipment	(1,911)	(1,528)
Proceeds from sales of investments	249	—
Proceeds from maturities of investments	7,252	4,000
Purchases of investments	(409)	(659)
Net cash provided by investing activities from continuing operations	5,181	25
Financing Activities:
Proceeds from credit facilities, net of debt issuance costs and debt discount of $5,913 and $1,875	367,212	—
Payments on convertible notes	(172,827)	(20,667)
Payments on credit facilities	(275,000)	(60,000)
Proceeds from stock option exercises	23,996	1,142
Proceeds from issuance of stock through employee stock purchase plan	662	562
Tax payments from shares withheld for equity awards	(5,267)	(901)
Contingent consideration payments for business acquisition	(946)	—
Net cash used by financing activities from continuing operations	(62,170)	(79,864)
Net cash provided by continuing operations	24,147	11,047

Net cash provided by operating activities from discontinued operations	—	14,198
Net cash provided (used) by investing activities from discontinued operations	1,028	(970)
Net cash used by financing activities from discontinued operations	—	(7,000)
Net cash provided by discontinued operations	1,028	6,228

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	43	(7)
Net increase in cash, cash equivalents, and restricted cash	25,218	17,268
Cash, cash equivalents, and restricted cash, beginning of period	54,868	59,830
Cash, cash equivalents, and restricted cash, end of period	$80,086	$77,098

Cash paid for income taxes from continuing operations	$719	$1,198
Cash paid for interest from continuing operations	$9,478	$17,616
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: The Company and Basis of Presentation
Description of the business: Blucora, Inc. (the "Company" or "Blucora") operates two businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries ("HD Vest"). HDV Holdings, Inc. is the parent company of the Wealth Management business and owns all outstanding shares of HD Vest, Inc., which serves as a holding company for the various financial services subsidiaries. Those subsidiaries include HD Vest Investment Securities, Inc. (an introducing broker-dealer), HD Vest Advisory Services, Inc. (a registered investment advisor), and HD Vest Insurance Agency, LLC (an insurance broker) (collectively referred to as the "Wealth Management business" or the "Wealth Management segment"). The Tax Preparation business consists of the operations of TaxAct, Inc. ("TaxAct") and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com (collectively referred to as the "Tax Preparation business" or the "Tax Preparation segment").
The Company also operated an internet Search and Content business and an E-Commerce business through 2016. The Search and Content business operated through the InfoSpace LLC subsidiary ("InfoSpace"), and the E-Commerce business consisted of the operations of Monoprice, Inc. ("Monoprice").
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market (the "Strategic Transformation"). Strategic Transformation refers to the Company's transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest (see "Note 3: Business Combinations") and the divestitures of the Search and Content and E-Commerce businesses in 2016 (see "Note 4: Discontinued Operations"). As part of the Strategic Transformation and "One Company" operating model, the Company announced on October 27, 2016 plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The actions to relocate corporate headquarters were intended to drive efficiencies and improve operational effectiveness (see "Note 5: Restructuring"). The restructuring is now substantially complete and it is expected to be completed by December 31, 2017.
Segments: The Company has two reportable segments: the Wealth Management segment and the Tax Preparation segment. The former Search and Content and E-Commerce segments are included in discontinued operations. (see "Note 11: Segment Information").
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
Note 2: Summary of Significant Accounting Policies
Interim financial information: The accompanying consolidated financial statements have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Interim results are not necessarily indicative of results for a full year.
Cash, cash equivalents, and restricted cash: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	June 30,		December 31,
	2017	2016	2016	2015
Cash and cash equivalents	$78,312	$74,273	$51,713	$55,473
Cash segregated under federal or other regulations	799	2,025	2,355	3,557
Restricted cash included in "Prepaid expenses and other current assets, net"	425	100	250	100
Restricted cash included in "Other long-term assets"	550	700	550	700
Total cash, cash equivalents, and restricted cash	$80,086	$77,098	$54,868	$59,830
See the "Recent accounting pronouncements" section of this note for additional information. Cash segregated under federal and other regulations is held in a segregated bank account for the exclusive benefit of the Company’s Wealth Management business customers. Restricted cash included in prepaid expenses and other current assets, net and other long-term assets represents amounts pledged as collateral for certain of the Company's banking arrangements.
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
Cash equivalents and debt securities are classified within Level 2 (see "Note 6: Fair Value Measurements") of the fair value hierarchy because the Company values them utilizing market observable inputs. Unrealized gains and losses are included in "Accumulated other comprehensive loss" on the consolidated balance sheets, and amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
The Company has a contingent consideration liability that is related to the Company's 2015 acquisition of SimpleTax Software Inc. ("SimpleTax") and is classified within Level 3 (see "Note 6: Fair Value Measurements") of the fair value hierarchy because the Company values it utilizing significant inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment, and the discount rate. The change in the fair value of the contingent consideration liability is recognized in "General and administrative" expense on the consolidated statements of comprehensive income for the period in which the fair value changes.
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
Recent accounting pronouncements: Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB’s Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations. The Company currently is evaluating ASUs that impact the following areas:
Revenue recognition - In May 2014, the FASB issued guidance codified in ASC 606, "Revenue from Contracts with Customers," which amends the guidance in former ASC 605 "Revenue Recognition." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This will be achieved in a five-step process. Enhanced disclosures also will be required. This guidance is effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company has made significant progress toward completing its evaluation of potential changes from adopting the new guidance on its core revenues and continues to evaluate the impact of this guidance on its consolidated financial statements and related disclosures. Currently, the Company expects to have its preliminary evaluation, including the selection of an adoption method, completed by the end of the third quarter of 2017. The Company expects to adopt the new guidance on January 1, 2018.
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
The Company implemented this ASU on January 1, 2017 and recorded a cumulative-effect adjustment of $51.5 million to credit retained earnings for deferred tax assets related to net operating losses that arose from excess tax benefits, which the Company has deemed realizable.  In addition to this:

•
At the time of adoption and on a prospective basis, the primary impact of adoption was the recognition of excess tax benefits and deficiencies, including deferred tax assets related to net operating losses that arose from excess tax benefits which the Company has deemed realizable, in the income tax provision (rather than in additional paid-in capital). This caused income taxes to differ from taxes at the statutory rates in 2017. For the three months ended June 30, 2017, the Company recognized an estimated $0.8 million increase to the income tax provision, which resulted in a $0.8 million decrease to income from continuing operations and net income attributable to Blucora, a $0.02 decrease to basic earnings per share, and a $0.02 decrease to diluted earnings per share. For the six months ended June 30, 2017, the Company recognized an estimated $6.6 million decrease to the income tax provision, which resulted in a $6.6 million increase to income from continuing operations and net income attributable to Blucora, a $0.15 increase to basic earnings per share, and a $0.14 increase to diluted earnings per share.

•
The Company applied the cash flow presentation guidance on a retrospective basis, restating the consolidated statements of cash flows to present excess tax benefits as an operating activity (rather than a financing activity). This resulted in an increase to cash provided by operating activities from continuing operations and a corresponding increase to cash used by financing activities from continuing operations for the amount historically presented in the "excess tax benefits from stock-based award activity" line item in the consolidated statements of cash flows. For the three and six months ended June 30, 2016, this amount was $10.0 million and $26.9 million, respectively. The restatement had no impact on total cash flows for the periods presented.

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

Statement of cash flows and restricted cash (ASU 2016-18) - In November 2016, the FASB issued an ASU on the classification and presentation of changes in restricted cash on the statement of cash flows.  The ASU requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and restricted cash; therefore, the amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning and end of period total amounts on the statement of cash flows.  This guidance is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017.  Early adoption is permitted. The guidance is effective on a retrospective basis. The Company elected to early adopt this guidance as of January 1, 2017. The reclassification was not material to the periods presented and had no impact on total cash flows, income from continuing operations, or net income attributable to Blucora for the periods presented. See the "Cash, cash equivalents, and restricted cash" section of this note for additional information.
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
Note 4: Discontinued Operations
On November 17, 2016, the Company closed on an agreement with YFC-Boneagle Electric Co., Ltd ("YFC"), under which YFC acquired the E-Commerce business for $40.5 million, which included a working capital adjustment. Of this amount, $39.5 million was received in the fourth quarter of 2016 and $1.0 million was received in the second quarter of 2017--both amounts were included in investing activities from discontinued operations in the consolidated statements of cash flows. The Company used all of the proceeds to pay down debt and recognized a loss on sale of the E-Commerce business of approximately $52.2 million in the fourth quarter of 2016.
On August 9, 2016, the Company closed on an agreement with OpenMail LLC ("OpenMail"), under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment, and was included in investing activities from discontinued operations in the consolidated statements of cash flows. The Company used all of the proceeds to pay down debt and recognized a loss on sale of the Search and Content business of approximately $21.6 million in the third quarter of 2016.

Summarized financial information for discontinued operations is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Major classes of items in net income (loss):
Revenues	$—	$76,057	$—	$155,387
Operating expenses	—	(66,891)	—	(141,922)
Other loss, net	—	(197)	—	(429)
Income from discontinued operations before income taxes	—	8,969	—	13,036
Loss on sale of discontinued operations before income taxes	—	(38,525)	—	(38,525)
Discontinued operations, before income taxes	—	(29,556)	—	(25,489)
Income tax benefit	—	9,581	—	8,036
Discontinued operations, net of income taxes	$—	$(19,975)	$—	$(17,453)
Note 5: Restructuring
The following table summarizes the activity in the restructuring liability (in thousands), resulting from the relocation of corporate headquarters to Irving, Texas as part of the Strategic Transformation:

	Employee-Related Termination Costs	Contract Termination Costs	Fixed Asset Impairments	Stock-Based Compensation	Other Costs	Total
Balance as of December 31, 2016	$4,234	$—	$—	$—	$—	$4,234
Restructuring charges	(30)	(241)	1,878	981	32	2,620
Payments	(434)	(161)	—	—	(32)	(627)
Non-cash	—	1,457	(1,878)	(981)	—	(1,402)
Balance as of June 30, 2017	$3,770	$1,055	$—	$—	$—	$4,825
Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements that are payable at termination dates throughout 2017, with the majority expected to be paid in the second half of 2017. Contract termination costs and fixed asset impairments were incurred in connection with the Bellevue facility's operating lease and related fixed assets, which are described further in the next two paragraphs, respectively. Stock-based compensation primarily includes the impact of equity award modifications associated with employment contracts for certain individuals impacted by the relocation, as well as forfeitures that were recorded for severed employees. Other costs include office moving costs.
 The Company has a non-cancelable operating lease that runs through 2020 for its former corporate headquarters in Bellevue, Washington, which the Company occupied until May 2017. In March 2017, the Company agreed to a sublease for the entire Bellevue facility, which was effective June 1, 2017 and expires on September 30, 2020, consistent with the underlying operating lease. Under that sublease agreement, the Company will not recover all of its remaining lease rental obligations (including common area maintenance costs and real estate taxes) and, therefore, recognized a loss on sublease of $1.1 million. See "Note 9: Commitments and Contingencies" for additional information on the sublease. The Company also wrote-off its $1.5 million deferred rent liability (a non-cash item), related to various lease incentives that had been provided originally by the landlord, and incurred broker commissions related to the sublease agreement. All of these items were recorded as contract termination costs in the first quarter of 2017.
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

Note 6: Fair Value Measurements
In accordance with ASC 820, Fair Value Measurements and Disclosures ("ASC 820"), certain of the Company's assets and liabilities, which are carried at fair value, are classified in one of the following three categories:
Level 1: Quoted market prices in active markets for identical assets or liabilities.
Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs that are corroborated by market data.
Level 3: Unobservable inputs that are not corroborated by market data and reflect the Company’s own assumptions.
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	June 30, 2017	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$10,799	$—	$10,799	$—
Total assets at fair value	$10,799	$—	$10,799	$—
Acquisition-related contingent consideration liability	$2,599	$—	$—	$2,599
Total liabilities at fair value	$2,599	$—	$—	$2,599

		Fair value measurements at the reporting date using
	December 31, 2016	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S government securities	$2,749	$—	$2,749	$—
Money market and other funds	4,090	—	4,090	—
Commercial paper	1,999	—	1,999	—
Taxable municipal bonds	1,301	—	1,301	—
Total cash equivalents	10,139	—	10,139	—
Available-for-sale investments:
Debt securities:
U.S. government securities	2,000	—	2,000	—
Commercial paper	1,998	—	1,998	—
Time deposits	807	—	807	—
Taxable municipal bonds	2,296	—	2,296	—
Total debt securities	7,101	—	7,101	—
Total assets at fair value	$17,240	$—	$17,240	$—

Acquisition-related contingent consideration liability	$3,421	$—	$—	$3,421
Total liabilities at fair value	$3,421	$—	$—	$3,421

A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance as of December 31, 2016	$3,421
Payment	(946)
Foreign currency transaction loss	124
Balance as of June 30, 2017	$2,599
The contingent consideration liability is related to the Company's 2015 acquisition of SimpleTax. The full contractual obligation under the contingent consideration arrangement was accrued during the year ended December 31, 2016. Payments are contingent upon product availability and revenue performance over a three-year period ending December 31, 2018 and are expected to occur annually over that period. The first payment was made in the first quarter of 2017 and classified as a financing activity on the consolidated statements of cash flows. The remaining payments are expected through 2019. The foreign currency transaction loss was included in "Other loss, net" on the consolidated statements of comprehensive income. As of June 30, 2017, $1.3 million of the contingent consideration liability was included in "Accrued expenses and other current liabilities" and $1.3 million in "Other long-term liabilities" on the consolidated balance sheets.
The contractual maturities of the debt securities classified as available-for-sale at December 31, 2016 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance as of December 31, 2016	$7,102	$—	$(1)	$7,101
The Company had non-recurring Level 3 fair value measurements in 2017 and 2016 related to the redemption and repurchase of its Convertible Senior Notes. See "Note 7: Debt" for details.
Note 7: Debt
The Company’s debt consisted of the following (in thousands):

	June 30, 2017				December 31, 2016
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$360,000	$(1,782)	$(5,010)	$353,208	$—	$—	$—	$—
TaxAct - HD Vest 2015 credit facility	—	—	—	—	260,000	(7,124)	(5,295)	247,581
Convertible Senior Notes	—	—	—	—	172,859	(6,913)	(1,770)	164,176
Note payable, related party	3,200	—	—	3,200	3,200	—	—	3,200
Total debt	$363,200	$(1,782)	$(5,010)	$356,408	$436,059	$(14,037)	$(7,065)	$414,957
Senior secured credit facility: On May 22, 2017, Blucora entered into an agreement with a syndicate of lenders for the purposes of refinancing the credit facility previously entered into in 2015 for the purposes of financing the HD Vest acquisition (the "TaxAct - HD Vest 2015 credit facility"), redeeming its Convertible Senior Notes that were outstanding at the time (the "Notes"), and providing future working capital and capital expenditure flexibility. Consequently, the TaxAct - HD Vest 2015 credit facility was repaid in full and the commitments under the TaxAct - HD Vest revolving credit facility were terminated. The Blucora senior secured credit facility consists of a committed $50.0 million revolving credit loan, which includes a letter of credit sub-facility, and a $375.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are May 22, 2022 and May 22, 2024, respectively. Obligations under the credit facility are guaranteed by certain of Blucora's subsidiaries and secured by the assets of Blucora and those subsidiaries.
Blucora borrowed $375.0 million under the term loan when it entered into the senior secured credit facility. Principal payments on the term loan are payable quarterly in an amount equal to 0.25% of the initial outstanding principal. The interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.75%, payable at the end of each interest period. In the second quarter of 2017, Blucora made a prepayment of $15.0 million towards the term loan.
Blucora may borrow under the revolving credit loan in an aggregate principal amount not less than $2.0 million or any whole multiple of $1.0 million in excess thereof. Principal payments on the revolving credit loan are payable at maturity. The interest rate on the revolving credit loan is variable, with initial draws at LIBOR plus a margin of 3.25%. Subsequent draws on the revolving credit loan also have variable interest rates, based upon LIBOR plus a margin of between 2.75% and 3.25%. In each case, the applicable margin within the range depends upon Blucora's Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement for the credit facility) over the previous four quarters. Interest is payable at the end of each interest period. Blucora has not borrowed any amounts under the revolving credit loan.
Blucora has the right to permanently reduce and/or prepay, without premium or penalty (other than customary LIBOR breakage costs), the entire credit facility at any time or portions of the credit facility in an aggregate principal amount not less than $5.0 million ($2.0 million in the case of prepayments) or any whole multiple of $1.0 million in excess thereof, except for prepayments through November 22, 2017, which require a prepayment of a premium equal to 1.00% of the total principal amount prepaid. Beginning on December 31, 2018, Blucora will be required to make annual prepayments if certain levels of cash flow are achieved.
The credit facility includes financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit agreement. As of June 30, 2017, Blucora was in compliance with all of the financial and operating covenants.
As of June 30, 2017, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
In connection with the refinancing, the Company performed an analysis by creditor and determined that the refinancing qualified as an extinguishment. As a result, the Company recognized a loss on debt extinguishment during the three months ended June 30, 2017, which was recorded in "Other loss, net" on the consolidated statements of comprehensive income and consisted of the following (in thousands):

Loss on debt extinguishment - TaxAct - HD Vest 2015 credit facility	$9,593
Loss on debt extinguishment - Convertible Senior Notes	6,715
Total loss on debt extinguishment	$16,308
The amount for the TaxAct - HD Vest 2015 credit facility included the write-off of the remaining unamortized discount and debt issuance costs. For the Notes, the Company allocated the cash paid first to the liability component of the Notes based on the fair value of the redeemed Notes. The fair value was based on a discounted cash flow analysis of the Notes' principal and related interest payments, using a discount rate that approximated the current market rate for similar debt without conversion rights. The difference between the fair value and net carrying value of the repurchased Notes was recognized as a loss and recorded in "Other loss, net" on the consolidated statements of comprehensive income. No amount was allocated to the equity component of the Notes, since the fair value of the liability component exceeded the cash paid.
TaxAct - HD Vest 2015 credit facility: Prior to the refinancing, the Company had repayment activity of $64.0 million and $60.0 million during the six months ended June 30, 2017 and 2016, respectively. These repayments resulted in the acceleration of a portion of the unamortized discount and debt issuance costs, which were recorded in "Other loss, net" on the consolidated statements of comprehensive income.
Convertible Senior Notes: In June 2017, the Company redeemed almost all of the outstanding Notes for cash with proceeds from the senior secured credit facility.
During the six months ended June 30, 2016, the Company repurchased $28.4 million of the Notes for cash of $20.7 million. Similar to the analysis performed for the Notes that were redeemed in June 2017, the Company allocated the cash paid first to the liability component of the Notes based on the fair value of the repurchased Notes. The difference between the fair value and net carrying value of the repurchased Notes was recognized as a gain, since the Notes were repurchased below par value, and recorded in "Other loss, net" on the consolidated statements of comprehensive income. No amount was allocated to the equity component of the Notes, since the fair value of the liability component exceeded the cash paid.

The following table sets forth total interest expense, prior to the refinancing, related to the Notes (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Contractual interest expense (Cash)	$1,304	$1,837	$3,141	$3,946
Amortization of debt issuance costs (Non-cash)	161	226	401	473
Accretion of debt discount (Non-cash)	633	885	1,567	1,848
Total interest expense	$2,098	$2,948	$5,109	$6,267
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
Note 8: Redeemable Noncontrolling Interests
A reconciliation of redeemable noncontrolling interests is as follows (in thousands):

Balance as of December 31, 2016	$15,696
Net income attributable to noncontrolling interests	302
Balance as of June 30, 2017	$15,998
The redemption amount at June 30, 2017 was $12.2 million.
Note 9: Commitments and Contingencies

The material events during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, include debt activity (as discussed further in "Note 7: Debt"), payment of a portion of the acquisition-related contingent consideration liability (as discussed further in "Note 6: Fair Value Measurements"), estimated sublease income of $4.1 million primarily related to the sublease agreement for the Bellevue facility (as discussed further in "Note 5: Restructuring"), and purchase commitments with a vendor to provide cloud computation services of $11.3 million over the next four years. Additional information on the Company’s Commitments and Contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
On December 12, 2016 a shareholder derivative action was filed by Jeffrey Tilden against the Company, as a nominal defendant, Andrew Snyder, who was a director of the Company at that time, certain companies affiliated with Mr. Snyder, a former officer of the Company, GCA Savvian Advisors, LLC ("GCA Savvian"), and certain other current and former members of the Blucora Board of Directors, in the Superior Court of the State of California in and for the County of San Francisco. The complaint asserts claims for breaches of fiduciary duty against certain current and former directors of the Company related to the Company’s share repurchases and the Company’s acquisitions of HD Vest and Monoprice. The complaint asserts a claim against GCA Savvian, the Company’s financial advisor in connection with the HD Vest acquisition, for aiding and abetting breaches of fiduciary duty. The complaint also asserts a claim for insider trading against Mr. Snyder, a former officer of the Company, and certain companies affiliated with Mr. Snyder. The derivative action does not seek monetary damages from the Company. The complaint seeks corporate governance reforms, declaratory relief, monetary damages from the other defendants, attorney’s fees and prejudgment interest.
On March 10, 2017, the Company filed a motion to dismiss for improper venue as a result of a forum selection provision in the Company’s bylaws that required the plaintiff to file his derivative fiduciary duty claims in Delaware. Other defendants also filed motions to quash the summons due to a lack of personal jurisdiction over them. On July 25, 2017, the Court granted the Company's motion to dismiss, and the case will be stayed for 90 days and then dismissed.
The Company has entered into indemnification agreements in the ordinary course of business with its officers and directors, and the agreement entered into with GCA Savvian in connection with the acquisition of HD Vest also contained indemnification provisions. Pursuant to these agreements, the Company may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to the Company’s obligations under these indemnification agreements and applicable Delaware law.
Note 10: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units ("RSUs"), and the Company’s employee stock purchase plan ("ESPP"), in the consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Cost of revenue	$88	$23	$134	$65
Engineering and technology	224	322	509	733
Sales and marketing	581	426	1,272	1,027
General and administrative	1,844	2,252	3,387	5,427
Restructuring	538	—	981	—
Total in continuing operations	3,275	3,023	6,283	7,252
Discontinued operations	—	1,170	—	2,741
Total	$3,275	$4,193	$6,283	$9,993
In the second quarter of 2017, the Company granted 350,000 non-qualified stock options to certain HD Vest financial advisors, who are considered non-employees. These stock options vest fully three years from the date of grant. The Company used the Black-Scholes-Merton valuation method to calculate stock-based compensation, using assumptions for the risk-free interest rate, expected dividend yield, expected volatility, and expected life under the same methodology that is used for employee grants. Since these are non-employee grants, stock-based compensation expense will be remeasured at the end of each quarter. For the three and six months ended June 30, 2017, stock-based compensation expense for these non-employees was $0.1 million and was recorded in "Cost of revenue" on the consolidated statements of comprehensive income.
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Stock options exercised	1,841	15	2,408	140
RSUs vested	204	235	351	324
Shares purchased pursuant to ESPP	—	—	76	77
Total	2,045	250	2,835	541
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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Revenue:
Wealth Management	$85,296	$76,117	$167,963	$153,408
Tax Preparation	53,866	43,991	153,574	132,465
Total revenue	139,162	120,108	321,537	285,873
Operating income:
Wealth Management	12,406	9,924	24,259	20,830
Tax Preparation	36,515	29,796	89,648	77,369
Corporate-level activity	(18,926)	(17,366)	(40,023)	(36,399)
Total operating income	29,995	22,354	73,884	61,800
Other loss, net	(24,200)	(10,916)	(33,908)	(18,430)
Income tax expense	(2,315)	(5,793)	(5,786)	(17,436)
Discontinued operations, net of income taxes	—	(19,975)	—	(17,453)
Net income (loss)	$3,480	$(14,330)	$34,190	$8,481
Revenues by major category within each segment are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Wealth Management:
Commission	$38,154	$35,252	$77,749	$72,108
Advisory	35,914	31,522	69,490	63,054
Asset-based	6,784	5,395	12,750	11,213
Transaction and fee	4,444	3,948	7,974	7,033
Total Wealth Management revenue	$85,296	$76,117	$167,963	$153,408
Tax Preparation:
Consumer	$51,848	$42,257	$140,090	$119,728
Professional	2,018	1,734	13,484	12,737
Total Tax Preparation revenue	$53,866	$43,991	$153,574	$132,465
Note 12: Net Income (Loss) Per Share
"Basic net income (loss) per share" is computed using the weighted average number of common shares outstanding during the period. "Diluted net income (loss) per share" is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and vesting of unvested RSUs. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive.

The computation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Numerator:
Income from continuing operations	$3,480	$5,645	$34,190	$25,934
Net income attributable to noncontrolling interests	(176)	(115)	(302)	(259)
Income from continuing operations attributable to Blucora, Inc.	3,304	5,530	33,888	25,675
Loss from discontinued operations attributable to Blucora, Inc.	—	(19,975)	—	(17,453)
Net income (loss) attributable to Blucora, Inc.	$3,304	$(14,445)	$33,888	$8,222
Denominator:
Weighted average common shares outstanding, basic	43,644	41,405	42,895	41,288
Dilutive potential common shares	3,293	893	3,287	666
Weighted average common shares outstanding, diluted	46,937	42,298	46,182	41,954
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.08	$0.13	$0.79	$0.62
Discontinued operations	—	(0.48)	—	(0.42)
Basic net income (loss) per share	$0.08	$(0.35)	$0.79	$0.20
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.07	$0.13	$0.73	$0.61
Discontinued operations	—	(0.47)	—	(0.41)
Diluted net income (loss) per share	$0.07	$(0.34)	$0.73	$0.20
Shares excluded	664	7,524	1,363	7,648
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

Our Business
Blucora (the "Company," "Blucora," or "we") operates two businesses: a Wealth Management business and an online Tax Preparation business.
The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries (collectively referred to as "HD Vest" or the "Wealth Management Business"). HD Vest provides wealth management solutions for financial advisors and their clients. Specifically, HD Vest provides an integrated platform of brokerage, investment advisory and insurance services to assist in making each financial advisor a financial service center for his/her clients. HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. HD Vest primarily recruits independent tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest generates revenue primarily through commissions, quarterly investment advisory fees based on assets under management and other fees.
The Tax Preparation business consists of the operations of TaxAct, Inc. (collectively referred to as "TaxAct" or the "Tax Preparation business"). TaxAct provides digital do-it-yourself ("DDIY") tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its online service at www.TaxAct.com.
Strategic Transformation
On October 14, 2015, we announced our plans to acquire HD Vest and focus on the technology-enabled financial solutions market (the "Strategic Transformation"). The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content business that was operated through our former InfoSpace LLC subsidiary ("InfoSpace") and E-Commerce business that consisted of the operations of Monoprice, Inc. ("Monoprice") in 2016. As part of the Strategic Transformation and "One Company" operating model, we announced on October 27, 2016 plans to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The transformation is intended to drive efficiencies and improve operational effectiveness.
In connection with the relocation of our corporate headquarters, we expect to incur restructuring costs of approximately $6.7 million, of which $6.5 million has already been incurred. These costs will be recorded within corporate-level activity for segment purposes. See "Note 5: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information. We also will incur costs that do not qualify for restructuring classification, such as recruiting and overlap in personnel expenses as we transition positions to Texas ("Strategic Transformation Costs"). The restructuring is now substantially complete and it is expected to be completed by December 31, 2017.
For a discussion of the associated risks, see the sections under the heading "Risks Associated With our Strategic Transformation" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Seasonality
Our Tax Preparation business is highly seasonal, with a significant portion of its annual revenue earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation business typically reports losses because revenue from the business is minimal while core operating expenses continue.
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

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Revenue	$139,162	$120,108	16%	$321,537	$285,873	12%
Operating income	$29,995	$22,354	34%	$73,884	$61,800	20%
Three months ended June 30, 2017 compared with three months ended June 30, 2016
Revenue increased approximately $19.1 million due to increases of $9.2 million and $9.9 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $7.6 million, consisting of the $19.1 million increase in revenue and offset by an $11.5 million increase in operating expenses. Key changes in operating expenses were:

•
$6.7 million increase in the Wealth Management segment’s operating expenses primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.

•
$3.2 million increase in the Tax Preparation segment’s operating expenses primarily due to higher spending on marketing, higher data and call center costs related to software support, and maintenance fees and personnel expenses resulting from overall increased headcount supporting most functions.

•	$1.6 million increase in corporate-level expense activity primarily due to Strategic Transformation Costs.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Revenue increased approximately $35.7 million due to increases of $14.6 million and $21.1 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $12.1 million, consisting of the $35.7 million increase in revenue and offset by a $23.6 million increase in operating expenses. Key changes in operating expenses were:

•
$11.2 million increase in the Wealth Management segment’s operating expenses due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and, to a lesser extent, higher net personnel expenses as we continue to standardize employee benefits across our businesses.

•
$8.8 million increase in the Tax Preparation segment’s operating expenses primarily due to higher spending on marketing, higher professional services fees mostly related to marketing and development projects, higher data center costs related to software support and maintenance fees, and higher personnel expenses resulting from overall increased headcount supporting most functions.

•	$3.6 million increase in corporate-level expense activity primarily due to Strategic Transformation Costs.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. ("GAAP") and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 11: Segment Information" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We have two reportable segments: Wealth Management and Tax Preparation. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. We analyze these separately.
Wealth Management

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Revenue	$85,296	$76,117	12%	$167,963	$153,408	9%
Operating income	$12,406	$9,924	25%	$24,259	$20,830	16%
Segment margin	15%	13%		14%	14%
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position and operating performance. A summary of our sources of revenue and business metrics are as follows:
Sources of revenue

(In thousands, except percentages)			Three months ended June 30,			Six months ended June 30,
	Sources of Revenue	Primary Drivers	2017	2016	Percentage Change	2017	2016	Percentage Change
Advisor-driven	Commission	- Transactions - Asset levels	$38,154	$35,252	8%	$77,749	$72,108	8%
	Advisory	- Advisory asset levels	35,914	31,522	14%	69,490	63,054	10%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	6,784	5,395	26%	12,750	11,213	14%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	4,444	3,948	13%	7,974	7,033	13%
	Total revenue		$85,296	$76,117	12%	$167,963	$153,408	9%
	Total recurring revenue		$68,971	$61,160	13%	$132,878	$121,229	10%
	Recurring revenue rate		80.9%	80.3%		79.1%	79.0%
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
Business metrics

(In thousands, except percentages and as otherwise indicated)	June 30,
	2017	2016	Percentage Change
Total Assets Under Administration ("AUA")	$41,427,028	$37,233,522	11%
Advisory Assets Under Management ("AUM")	$11,551,288	$9,814,232	18%
Percentage of total AUA	27.9%	26.4%
Number of advisors (in ones)	4,426	4,561	(3)%

Total assets under administration ("AUA") include assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one AUA service for a client’s assets, the value of the asset is only counted once in the total amount of AUA. AUA assets include Advisory Assets under Management, non-advisory brokerage accounts, annuities and mutual fund positions held directly with fund companies. These assets are not reported on the consolidated balance sheets.

Advisory assets under management ("AUM") includes external client assets for which we provide investment advisory and management services, typically as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee based on the value of the AUM for each advisory client. These assets are not reported on the consolidated balance sheets.
Three months ended June 30, 2017 compared with three months ended June 30, 2016
Wealth Management revenue increased approximately $9.2 million as discussed by each source of revenue below.
Wealth Management operating income increased approximately $2.5 million, consisting of the $9.2 million increase in revenue and offset by a $6.7 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Wealth Management revenue increased approximately $14.6 million as discussed by each source of revenue below.
Wealth Management operating income increased approximately $3.4 million, consisting of the $14.6 million increase in revenue and offset by an $11.2 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and, to a lesser extent, a net increase in personnel expenses as we continue to standardize employee benefits across our businesses.
Commission revenue: We generate two types of commissions: transaction-based sales commissions and trailing commissions. Transaction-based sales commissions, which occur when clients trade securities or purchase investment products, represent gross commissions generated by our financial advisors. The level of transaction-based sales commissions can vary from period-to-period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our financial advisors' clients. We earn trailing commissions (a commission or fee that is paid periodically over time) on mutual funds and variable annuities held by clients. Trailing commissions are recurring in nature and are based on the market value of investment holdings in trail-eligible assets. Our commission revenue, by product category and by sales-based and trailing, was as follows:

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
By product category:
Mutual funds	$20,782	$19,786	5%	$41,243	$38,825	6%
Variable annuities	11,730	10,690	10%	23,941	23,330	3%
Insurance	3,006	2,373	27%	6,678	5,147	30%
General securities	2,636	2,403	10%	5,887	4,806	22%
Total commission revenue	$38,154	$35,252	8%	$77,749	$72,108	8%

By sales-based and trailing:
Sales-based	$15,654	$14,306	9%	$33,600	$30,778	9%
Trailing	22,500	20,946	7%	44,149	41,330	7%
Total commission revenue	$38,154	$35,252	8%	$77,749	$72,108	8%
Three months ended June 30, 2017 compared with three months ended June 30, 2016
Sales-based commission revenue increased approximately $1.3 million primarily due to increased activity in mutual funds, variable annuities, insurance and general securities resulting from overall market performance, portfolio rebalancings, product availability and segment refocusing. General securities include equities, exchange-traded funds, bonds and alternative investments.
Trailing commission revenue increased approximately $1.6 million and reflects an increase in the market value of the underlying assets, offset by a loss of commissions being paid on assets in advisory accounts primarily due to proactively changing products in anticipation of regulatory developments.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Sales-based commission revenue increased approximately $2.8 million primarily due to increased activity in mutual funds, variable annuities, insurance and general securities resulting from overall market performance, portfolio rebalancings, product availability and segment refocusing.
Trailing commission revenue increased approximately $2.8 million and reflects an increase in the market value of the underlying assets, offset by the loss of commissions being paid on assets in advisory accounts due to proactively changing products in anticipation of regulatory developments.
Advisory revenue: Advisory revenue primarily includes fees charged to clients in advisory accounts where HD Vest is the Registered Investment Advisor ("RIA") and is based on the value of AUM. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed and, accordingly, the revenues earned in the following three-month period. The majority of our accounts are billed in advance using values as of the last business day of the prior calendar quarter.
The activity within our AUM was as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Balance, beginning of the period	$11,090,767	$9,592,025	$10,397,071	$9,692,244
Net increase (decrease) in new advisory assets	221,831	11,070	519,440	(133,339)
Market impact and other	238,690	211,137	634,777	255,327
Balance, end of the period	$11,551,288	$9,814,232	$11,551,288	$9,814,232
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end AUM.
Three months ended June 30, 2017 compared with three months ended June 30, 2016
The increase in advisory revenue of approximately $4.4 million is consistent with the increase in the beginning-of-period AUM for the three months ended June 30, 2017 compared with three months ended June 30, 2016.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
The increase in advisory revenue of approximately $6.4 million is consistent with the increase in the beginning-of-period AUM for the six months ended June 30, 2017 compared with six months ended June 30, 2016.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs and cash sweep programs.
Three months ended June 30, 2017 compared with three months ended June 30, 2016
Asset-based revenue increased primarily from higher cash sweep revenues following increases in interest rates.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Asset-based revenue increased primarily from higher cash sweep revenues following increases in interest rates.

Transaction and fee revenue: Transaction and fee revenue primarily includes fees for executing certain transactions in client accounts and fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
Three months ended June 30, 2017 compared with three months ended June 30, 2016
Transaction and fee revenue increased approximately $0.5 million primarily related to advisor fee increases.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Transaction and fee revenue increased approximately $0.9 million primarily related to advisor fee increases.
Tax Preparation

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Revenue	$53,866	$43,991	22%	$153,574	$132,465	16%
Operating income	$36,515	$29,796	23%	$89,648	$77,369	16%
Segment margin	68%	68%		58%	58%
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

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Consumer	$51,848	$42,257	23%	$140,090	$119,728	17%
Professional	2,018	1,734	16%	13,484	12,737	6%
Total revenue	$53,866	$43,991	22%	$153,574	$132,465	16%
We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and online services. We consider growth in the number of e-files to be an important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Six months ended June 30,
	2017	2016	Percentage Change
Online e-files	4,034	4,690	(14)%
Desktop e-files	187	238	(21)%
Sub-total e-files	4,221	4,928	(14)%
Free File Alliance e-files (1)	171	163	5%
Total e-files	4,392	5,091	(14)%

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.

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

(In thousands, except percentages and as	Six months ended June 30,
otherwise indicated)	2017	2016	Percentage Change
E-files	1,786	1,690	6%
Units sold (in ones)	20,694	20,142	3%
E-files per unit sold (in ones)	86.3	83.9	3%
Three months ended June 30, 2017 compared with three months ended June 30, 2016
Tax Preparation revenue increased approximately $9.9 million primarily due to growth in revenue earned from online consumer users and, to a lesser extent, increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases. The decrease in e-files is consistent with our expectations as we are in the early stages of a multi-year pivot toward profitable customers. Revenue derived from professional tax preparers increased primarily due to an increase in the number of professional preparer units sold.
Tax Preparation operating income increased approximately $6.7 million, consisting of the $9.9 million increase in revenue and offset by a $3.2 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to higher spending on marketing, higher data and call center costs related to software support and maintenance fees, and personnel expenses resulting from overall increased headcount supporting most functions.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Tax Preparation revenue increased approximately $21.1 million primarily due to growth in revenue earned from online consumer users and, to a lesser extent, increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases. The decrease in e-files is consistent with our expectations as we are in the early stages of a multi-year pivot toward profitable customers. Revenue derived from professional tax preparers increased primarily due to an increase in the number of professional preparer units sold.
Tax Preparation operating income increased approximately $12.3 million, consisting of the $21.1 million increase in revenue and offset by a $8.8 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to higher spending on marketing, higher professional services fees mostly related to marketing and development projects, higher data center costs related to software support and maintenance fees, and higher personnel expenses resulting from overall increased headcount supporting most functions.
Corporate-Level Activity

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Operating expenses	$6,463	$4,460	$2,003	$13,236	$9,159	$4,077
Stock-based compensation	2,737	3,023	(286)	5,302	7,252	(1,950)
Acquisition-related costs	—	391	(391)	—	391	(391)
Depreciation	1,059	1,127	(68)	2,193	2,249	(56)
Amortization of acquired intangible assets	8,336	8,365	(29)	16,672	17,348	(676)
Restructuring	331	—	331	2,620	—	2,620
Total corporate-level activity	$18,926	$17,366	$1,560	$40,023	$36,399	$3,624
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
Three months ended June 30, 2017 compared with three months ended June 30, 2016
Operating expenses included in corporate-level activity increased primarily due to Strategic Transformation Costs.
Stock-based compensation decreased primarily due to fewer grants in the current year and higher expense recognized in the prior year related to the timing of grants.
Acquisition-related costs include professional fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The SimpleTax acquisition that was completed in 2015 included contingent consideration, for which the fair value of that liability was revalued in the second quarter of 2016. The change in the fair value of the contingent consideration liability is recognized in the period in which the fair value changes.
Restructuring relates to expenses incurred due to our October 27, 2016 announcement to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. Further detail is provided under the "Operating Expenses - Restructuring" section of the management's discussion and analysis of financial condition and results of operations below.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Operating expenses included in corporate-level activity increased primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest.
Stock-based compensation decreased primarily due to fewer grants in the current year and higher expense recognized in the prior year related to HD Vest grants in 2016, partially offset by activity within our Tax Preparation business due to prior forfeitures.
Acquisition-related costs and restructuring were affected by the same factors described above that impacted the quarterly period.
Amortization of acquired intangible assets decreased primarily due to concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Wealth management services cost of revenue	$56,963	$51,023	$5,940	$112,837	$103,292	$9,545
Tax preparation services cost of revenue	2,411	2,023	388	6,229	5,230	999
Amortization of acquired technology	47	49	(2)	95	716	(621)
Total cost of revenue	$59,421	$53,095	$6,326	$119,161	$109,238	$9,923
Percentage of revenue	43%	44%		37%	38%
We record the cost of revenue for sales of services when the related revenue is recognized. Cost of revenue consists of costs related to our Wealth Management and Tax Preparation businesses, which include commissions paid to financial advisors, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, professional services fees (which include technology project consulting fees), software support and maintenance, bandwidth and hosting costs, and depreciation. Cost of revenue also includes the amortization of acquired technology.

Three months ended June 30, 2017 compared with three months ended June 30, 2016
Wealth management services cost of revenue increased primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.
Tax preparation services cost of revenue increased primarily due to higher data and call center costs related to software support.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Wealth management services cost of revenue increased primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.
Tax preparation services cost of revenue increased primarily due to an increase in data center costs related to software support and maintenance fees.
Amortization of acquired technology decreased due to amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.
Engineering and Technology

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Engineering and technology	$4,242	$3,959	$283	$8,990	$8,254	$736
Percentage of revenue	3%	3%		3%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended June 30, 2017 compared with three months ended June 30, 2016
Engineering and technology expenses were comparable to the prior period.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Engineering and technology expenses increased primarily due to an increase in professional services fees mostly related to Tax Preparation development projects. Personnel expenses were comparable to the prior period.
Sales and Marketing

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Sales and marketing	$22,296	$19,913	$2,383	$71,294	$63,750	$7,544
Percentage of revenue	16%	17%		22%	22%
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

Three months ended June 30, 2017 compared with three months ended June 30, 2016
Sales and marketing expenses increased primarily due to a $1.5 million increase in marketing expenses and a $0.6 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing in our Tax Preparation business. Personnel expenses increased primarily in our Tax Preparation business due to higher headcount.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Sales and marketing expenses increased primarily due to a $5.4 million increase in marketing expenses and a $1.6 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing in our Tax Preparation business. Personnel expenses increased primarily in our Wealth Management business as we continue to standardize employee benefits across our businesses and in our Tax Preparation business due to higher headcount.
General and Administrative

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
General and administrative	$13,715	$11,508	$2,207	$27,198	$24,261	$2,937
Percentage of revenue	10%	10%		8%	8%
General and administrative ("G&A") expenses consist primarily of personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, professional services fees (which include legal, audit, and tax fees), general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
Three months ended June 30, 2017 compared with three months ended June 30, 2016
G&A expenses increased primarily due to a $1.9 million net increase in personnel expenses, mainly related to Strategic Transformation Costs and costs associated with leadership changes at HD Vest in 2016, offset by lower stock-based compensation due to fewer grants in the current year and higher expense recognized in the prior year related to the timing of grants.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
G&A expenses increased primarily due to a $2.9 million net increase in personnel expenses, mainly related to Strategic Transformation Costs and costs associated with leadership changes at HD Vest, offset by lower stock-based compensation due to fewer grants in the current year and higher expense recognized in the prior year related to the timing of grants, partially offset by activity within our Tax Preparation business due to prior forfeitures.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Depreciation	$873	$963	$(90)	$1,813	$1,938	$(125)
Amortization of acquired intangible assets	8,289	8,316	(27)	16,577	16,632	(55)
Total	$9,162	$9,279	$(117)	$18,390	$18,570	$(180)
Percentage of revenue	7%	8%		6%	6%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.

Restructuring

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Restructuring	$331	$—	$331	$2,620	$—	$2,620
Percentage of revenue	—%	—%		1%	—%
In connection with the Strategic Transformation, including the relocation of our headquarters, we expect to incur restructuring costs of approximately $6.7 million, of which $6.5 million has already been incurred, which includes all costs associated with our non-cancelable operating lease. While the relocation and the related costs were substantially completed by June 2017, the Company expects some costs through the fourth quarter of 2017, primarily related to employees who will continue to provide service through that time period.
See "Note 5: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Other Loss, Net

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Interest income	$(25)	$(11)	$(14)	$(45)	$(36)	$(9)
Interest expense	5,529	8,381	(2,852)	11,965	17,572	(5,607)
Amortization of debt issuance costs	327	417	(90)	714	1,027	(313)
Accretion of debt discounts	755	1,094	(339)	1,840	2,500	(660)
(Gain) loss on debt extinguishment	17,801	997	16,804	19,581	(2,846)	22,427
Other	(187)	38	(225)	(147)	213	(360)
Other loss, net	$24,200	$10,916	$13,284	$33,908	$18,430	$15,460
Three months ended June 30, 2017 compared with three months ended June 30, 2016
In both the second quarters and corresponding year-to-date periods of 2017 and 2016, we had a loss on debt extinguishment related to the credit facility previously entered into in 2015 for the purpose of financing the HD Vest acquisition (the "TaxAct - HD Vest 2015 credit facility"). In 2016, we made prepayments on a portion of the TaxAct - HD Vest 2015 credit facility, which resulted in the acceleration of a portion of the unamortized debt discount and issuance costs. In connection with the refinancing through the senior secured credit facility that was entered into in May 2017, we paid-off the remaining TaxAct - HD Vest 2015 credit facility and wrote-off the remaining unamortized debt discount and issuance costs. Consequently, the TaxAct - HD Vest 2015 credit facility was terminated. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
The decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility and the Convertible Senior Notes (the "Notes") due to prepayments on a portion of the TaxAct - HD Vest 2015 credit facility in 2016 and the redemption of all of the Notes in the second quarter of 2017.
In the first quarter of 2016, we repurchased a portion of the Notes, which resulted in a net gain on debt extinguishment, consisting of a gain related to the repurchase of the Notes below par value and offset by the acceleration of a portion of the unamortized debt discount and issuance costs. In connection with the refinancing through the senior secured credit facility, we redeemed all of the Notes in the second quarter of 2017, which resulted in the write-off of the remaining unamortized debt discount and issuance costs as a loss on debt extinguishment.

Detail on the "(gain) loss on debt extinguishment" is as follows:

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Write-off of debt discount and debt issuance costs on TaxAct - HD Vest 2015 credit facility (related to closure)	$9,593	$—	$9,593	$9,593	$—	$9,593
Write-off of debt discount and debt issuance costs on the Notes (related to termination)	6,715	—	6,715	6,715	—	6,715
Accelerated accretion of debt discount and amortization of debt issuance costs on credit facilities (related to prepayments)	1,493	997	496	3,273	2,834	439
Gain on the Notes repurchased	—	—	—	—	(7,724)	7,724
Accelerated accretion of debt discount on the Notes (related to repurchase)	—	—	—	—	1,628	(1,628)
Accelerated amortization of debt issuance costs on the Notes (related to repurchase)	—	—	—	—	416	(416)
Total (gain) loss on debt extinguishment	$17,801	$997	$16,804	$19,581	$(2,846)	$22,427
Six months ended June 30, 2017 compared with six months ended June 30, 2016
Interest expense, amortization of debt issuance costs, accretion of debt discounts, and (gain) loss on debt extinguishment were affected by the same factors described above that impacted the quarterly period.
Income Taxes
We recorded income tax expense of $2.3 million and $5.8 million in the three and six months ended June 30, 2017, respectively. Income taxes differed from taxes at the statutory rates in 2017 primarily due to the January 1, 2017 implementation of Accounting Standards Update ("ASU") 2016-09 on stock-based compensation (see "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information). We recorded income tax expense of $5.8 million and $17.4 million in the three and six months ended June 30, 2016, respectively. Income taxes differed from taxes at the statutory rates in 2016 primarily due to the domestic manufacturing deduction, offset by non-deductible compensation and state income taxes.
Discontinued Operations, Net of Income Taxes

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2017	2016	Change	2017	2016	Change
Discontinued operations, net of income taxes	$—	$(19,975)	$19,975	$—	$(17,453)	$17,453
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

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation, amortization of acquired intangible assets (including acquired technology), restructuring, other loss, net, the impact of noncontrolling interests, income tax expense, the effects of discontinued operations, and acquisition-related costs. Restructuring costs relate to the move of our corporate headquarters, which was announced in the fourth quarter of 2016. Acquisition-related costs include professional services fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The SimpleTax acquisition that was completed in 2015 included contingent consideration, for which the fair value of that liability was revalued in the second quarter of 2016. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss). Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income (loss) attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Blucora, Inc.	$3,304	$(14,445)	$33,888	$8,222
Stock-based compensation	2,737	3,023	5,302	7,252
Depreciation and amortization of acquired intangible assets	9,395	9,492	18,865	19,597
Restructuring	331	—	2,620	—
Other loss, net	24,200	10,916	33,908	18,430
Net income attributable to noncontrolling interests	176	115	302	259
Income tax expense	2,315	5,793	5,786	17,436
Discontinued operations, net of income taxes	—	19,975	—	17,453
Acquisition-related costs	—	391	—	391
Adjusted EBITDA	$42,458	$35,260	$100,671	$89,040
Three months ended June 30, 2017 compared with three months ended June 30, 2016
The increase in Adjusted EBITDA was primarily due to increases in segment operating income of $6.7 million and $2.5 million related to our Tax Preparation and Wealth Management segments, respectively, offset by a $2.0 million increase in corporate operating expenses not allocated to the segments primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
The increase in Adjusted EBITDA was primarily due to increases in segment operating income of $12.3 million and $3.4 million related to our Tax Preparation and Wealth Management segments, respectively, offset by a $4.1 million increase in corporate operating expenses not allocated to the segments primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest.
Non-GAAP net income: We define non-GAAP net income as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of discontinued operations, stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on the Convertible Senior Notes (the "Notes"), gain on the Notes repurchased, write-off of debt discount and debt issuance costs on the Notes that were redeemed and the terminated TaxAct - HD Vest 2015 credit facility, acquisition-related costs (described further under Adjusted EBITDA above), restructuring costs (described further under Adjusted EBITDA above), the impact of noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. The write-off of debt discount and debt issuance costs on the terminated Notes and the closed TaxAct - HD Vest 2015 credit facility relates to the debt refinancing that occurred in the second quarter of 2017. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2017	2016	2017	2016
Net income (loss) attributable to Blucora, Inc.	$3,304	$(14,445)	$33,888	$8,222
Discontinued operations, net of income taxes	—	19,975	—	17,453
Stock-based compensation	2,737	3,023	5,302	7,252
Amortization of acquired intangible assets	8,336	8,365	16,672	17,348
Accretion of debt discount on the Notes	633	885	1,567	1,848
Accelerated accretion of debt discount on the Notes repurchased	—	—	—	1,628
Gain on the Notes repurchased	—	—	—	(7,724)
Write-off of debt discount and debt issuance costs on terminated Notes	6,715	—	6,715	—
Write-off of debt discount and debt issuance costs on closed TaxAct - HD Vest 2015 credit facility	9,593	—	9,593	—
Acquisition-related costs	—	391	—	391
Restructuring	331	—	2,620	—
Impact of noncontrolling interests	176	115	302	259
Cash tax impact of adjustments to GAAP net income	(1,819)	(78)	(2,406)	261
Non-cash income tax expense	2,941	5,193	6,101	15,772
Non-GAAP net income	$32,947	$23,424	$80,354	$62,710
Per diluted share:
Net income (loss) attributable to Blucora, Inc.	$0.07	$(0.34)	$0.73	$0.20
Discontinued operations, net of income taxes	—	0.47	—	0.41
Stock-based compensation	0.06	0.07	0.11	0.17
Amortization of acquired intangible assets	0.19	0.20	0.36	0.40
Accretion of debt discount on the Notes	0.01	0.02	0.03	0.04
Accelerated accretion of debt discount on the Notes repurchased	—	—	—	0.04
Gain on the Notes repurchased	—	—	—	(0.18)
Write-off of debt discount and debt issuance costs on terminated Notes	0.14	—	0.15	—
Write-off of debt discount and debt issuance costs on closed TaxAct - HD Vest 2015 credit facility	0.20	—	0.21	—
Acquisition-related costs	—	0.01	—	0.01
Restructuring	0.01	—	0.06	—
Impact of noncontrolling interests	0.00	0.00	0.01	0.01
Cash tax impact of adjustments to GAAP net income	(0.04)	(0.00)	(0.05)	0.01
Non-cash income tax expense	0.06	0.12	0.13	0.38
Non-GAAP net income	$0.70	$0.55	$1.74	$1.49
Weighted average shares outstanding used in computing per diluted share amounts	46,937	42,298	46,182	41,954
Three months ended June 30, 2017 compared with three months ended June 30, 2016
The increase in non-GAAP net income was primarily due to increases in segment operating income of $6.7 million and $2.5 million related to our Tax Preparation and Wealth Management segments, respectively. Further contributing to the increase in non-GAAP net income was a $3.0 million decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts, primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility and the Notes due to pay-off of the entire credit facility and redemption of all of the Notes, respectively, in the second quarter of 2017. The increases in non-GAAP net income were offset by a $2.0 million increase in corporate operating expenses not allocated to the segments primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest and a $0.5 million increase in taxes due to an increase in non-GAAP income.
Six months ended June 30, 2017 compared with six months ended June 30, 2016
The increase in non-GAAP net income was primarily due to increases in segment operating income of $12.3 million and $3.4 million related to our Tax Preparation and Wealth Management segments, respectively. Further contributing to the increase in non-GAAP net income was a $6.3 million decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts, primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility and the Notes due to pay-off of the entire credit facility and redemption of all of the Notes, respectively, in the second quarter of 2017. The increases in non-GAAP net income were offset by a $4.1 million increase in corporate operating expenses not allocated to the segments primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest and a $0.7 million increase in taxes due to an increase in non-GAAP income.

LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of June 30, 2017, we had cash and marketable investments of approximately $78.3 million, consisting entirely of cash and cash equivalents. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of June 30, 2017, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at June 30, 2017 had minimal default risk and short-term maturities.
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
On May 22, 2017, we entered into an agreement for a new senior secured credit facility for the purposes of refinancing the TaxAct - HD Vest 2015 credit facility, redeeming the Notes, and providing future working capital and capital expenditure flexibility. Consequently, the TaxAct - HD Vest 2015 credit facility was repaid in full and the commitments under the TaxAct - HD Vest revolving credit facility were terminated. The Blucora senior secured credit facility consists of a committed $50.0 million revolving credit loan, which includes a letter of credit sub-facility, and a $375.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are May 22, 2022 and May 22, 2024, respectively. The interest rates on the revolving credit loan and term loan are variable. The credit facility includes financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of June 30, 2017. We initially borrowed $375.0 million under the term loan. In the second quarter of 2017, we made a prepayment of $15.0 million towards the term loan. We have not borrowed any amounts under the revolving credit loan. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Related to the TaxAct - HD Vest 2015 credit facility, we had repayment activity of $64.0 million and $60.0 million during the six months ended June 30, 2017 and 2016, respectively, prior to the refinancing. Related to the Notes, we repurchased $28.4 million of the Notes' for cash of $20.7 million during the six months ended June 30, 2016. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
On July 2, 2015, TaxAct acquired SimpleTax, which included additional consideration of up to C$4.6 million (with C$ indicating Canadian dollars and amounting to approximately $3.7 million based on the acquisition-date exchange rate). The related payments are contingent upon product availability and revenue performance over a three-year period and are expected to occur annually over that period. The first payment was made in the first quarter of 2017, and the remaining payments of $2.6 million are expected through 2019. For further detail, see "Note 6: Fair Value Measurements" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Contractual Obligations and Commitments

The material events during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, include debt activity (as discussed further in "Note 7: Debt"), payment of a portion of the acquisition-related contingent consideration liability (as discussed further in "Note 6: Fair Value Measurements"), estimated sublease income of $4.1 million primarily related to the sublease agreement for the Bellevue facility (as discussed further in "Note 5: Restructuring"), and purchase commitments with a vendor to provide cloud computation services of $11.3 million over the next four years. Additional information on our Commitments and Contingencies can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Six months ended June 30,
	2017	2016
Net cash provided by operating activities from continuing operations	$81,136	$90,886
Net cash provided by investing activities from continuing operations	5,181	25
Net cash used by financing activities from continuing operations	(62,170)	(79,864)
Net cash provided by continuing operations	24,147	11,047
Net cash provided by discontinued operations	1,028	6,228
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	43	(7)
Net increase in cash, cash equivalents, and restricted cash	$25,218	$17,268
Net cash from the operating activities of continuing operations: Net cash from the operating activities of continuing operations consists of income from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $81.1 million and $90.9 million for the six months ended June 30, 2017 and 2016, respectively. The activity in the six months ended June 30, 2017 included a $(0.1) million working capital contribution and approximately $81.2 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution primarily related to the impact of TaxAct's seasonality, collections of HD Vest 2016 prepayments and restructuring activities.
The activity in the six months ended June 30, 2016 included a $45.7 million working capital contribution and approximately $45.2 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing net operating loss carryforwards from prior years. In addition, in connection with the acquisition of HD Vest, we had placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance, and that amount was returned to us in the first quarter of 2016 since it was not achieved (see "Note 3: Business Combinations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information). Lastly, TaxAct's seasonality and the addition of HD Vest, which was acquired in late 2015, provided further working capital contributions during the period.
Net cash from the investing activities of continuing operations: Net cash from the investing activities of continuing operations primarily consists of cash outlays for business acquisitions, transactions (purchases of and proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities can fluctuate from period-to-period primarily based upon the level of acquisition activity.

Net cash provided by investing activities was $5.2 million for the six months ended June 30, 2017 and net cash from investing activities was less than $0.1 million for the six months ended June 30, 2016. The activity in the six months ended June 30, 2017 consisted of net cash inflows on our available-for-sale investments of $7.1 million offset by approximately $1.9 million in purchases of property and equipment. The activity in the six months ended June 30, 2016 consisted of a $1.8 million final working capital adjustment on the HD Vest acquisition and $1.5 million in purchases of property and equipment, offset by net cash inflows on our available-for-sale investments of $3.3 million.
Net cash from the financing activities of continuing operations: Net cash from the financing activities of continuing operations primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $62.2 million and $79.9 million for the six months ended June 30, 2017 and 2016, respectively. The activity for the six months ended June 30, 2017 primarily consisted of payments of $275.0 million in connection with the termination of the TaxAct - HD Vest credit facility, $172.8 million for redemption in full of the outstanding Notes, $5.3 million in tax payments from shares withheld for equity awards, and $0.9 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $367.2 million in proceeds from the senior secured credit facility that was entered into in May 2017 and $24.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
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
Critical Accounting Policies and Estimates
Our critical accounting policies, estimates, and methodologies for the six months ended June 30, 2017 are consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the six months ended June 30, 2017, other than related to borrowings under the senior secured credit facility entered into on May 22, 2017. We borrowed $375.0 million under the term loan when we entered into the senior secured credit facility, and the interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.75%. A hypothetical 100 basis point increase in LIBOR would result in a $3.6 million increase, based upon our June 30, 2017 principal amount, in our annual interest expense until the scheduled maturity date in 2024. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION

Item 1. Legal Proceedings
See "Note 9: Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 1A. Risk Factors
Refer to Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016 for a discussion of risk factors relating to the Company’s business. The Company believes that there has been no material change in its risk factors as previously disclosed in the Form 10-K other than as follows:
Increased government regulation of our business may harm our operating results.

We are subject to federal, state, and local laws and regulations that affect our activities, including, without limitation, areas of labor, advertising, tax, financial services, data privacy and security requirements, digital content, consumer protection, real estate, billing, promotions, quality of services, intellectual property ownership and infringement, anti-corruption, foreign exchange controls and cash repatriation restrictions, anti-competition, environmental, health, and safety. There have been significant new regulations and heightened focus by the government on many of these areas, as well as in areas such as insurance and healthcare (including, for example, the Affordable Care Act). As we complete our Strategic Transformation and expand our products and services and revise our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours as well as the laws of other jurisdictions in which we operate. The Trump Administration has called for a board review of, and potentially significant changes to, U.S. fiscal and tax laws and regulations. These changes may include comprehensive tax reform as well as the rolling back or repeal of various financial regulations, including the Department of Labor (the "DOL") fiduciary rule (the "Fiduciary Rule") and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"). We cannot predict whether, when or to what extent new U.S. federal laws, regulations, interpretations or rulings will be issued, nor is the impact of such changes on our Tax Preparation or Wealth Management businesses clear. It is possible that some policies adopted by the Trump administration will negatively affect us.

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

Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the Securities and Exchange Commission, the DOL, the Financial Industry Regulatory Authority, state securities and insurance regulators, and other regulatory authorities. Our failure to comply with the laws, rules, and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of the states and other jurisdictions in which we do business could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise materially impact our financial condition, results of operations, and liquidity. These regulatory authorities continuously review legislative and regulatory initiatives and may adopt new or revised laws, regulations, or interpretations, and there can also be no assurance that other federal or state agencies will not attempt to further regulate our business. The Dodd-Frank Act, enacted into law in 2010, called for sweeping changes in the supervision and regulations of the wealth management industry. Regulators implementing the Dodd-Frank Act have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we will market HD Vest products and services, manage HD Vest operations, and interact with regulators. As noted above, the Trump Administration has called for a broad review of, and potentially significant changes to, U.S. fiscal laws and regulations which may include the rolling back or even repeal of certain financial regulations, including but not limited to the Dodd-Frank Act. If such changes are enacted, they could have a negative impact on our business.

In April 2016, the DOL published the Fiduciary Rule and two new administrative class exemptions from the prohibited transaction exemptions, as well as amendments to previously granted exemptions under Employee Retirement Income Security Act of 1974, as amended ("ERISA"), which redefines the term "fiduciary" and who may be considered a fiduciary under ERISA, i.e., financial institutions and financial advisors, and specifies how such fiduciaries must provide investment advice to individual retirement accounts or other accounts, the assets of which are subject to section 4975 of the Internal Revenue Code (collectively, the "Covered Accounts"). Over the past several quarters, Covered Accounts made up approximately half of HD Vest's assets under administration. The new Fiduciary Rule focuses on conflicts of interest related to investment recommendations made by financial institutions and financial advisors to clients holding Covered Accounts. The rules bring virtually all of the investment products and services HD Vest currently provides to Covered Account owners within the scope of ERISA.

On February 3, 2017, President Trump issued a memorandum directing the Secretary of Labor to prepare an updated analysis of the likely impact of the Fiduciary Rule on investors’ access to retirement information and financial advice. As a result of the President’s memorandum, the DOL issued a final rule extending the applicability date of the Fiduciary Rule by 60 days, from April 10, 2017 to June 9, 2017, and requiring investment advice fiduciaries relying on certain prohibited transaction exemptions to adhere only to the Impartial Conduct Standards as conditions of those exemptions during a transition period from June 9, 2017 to January 1, 2018 (the "Transition Period"). The Fiduciary Rule will be phased in during the Transition Period.

On May 22, 2017, the DOL issued a temporary enforcement policy covering the Transition Period, during which the DOL will not pursue claims against investment advice fiduciaries who are working diligently and in good faith to comply with their fiduciary duties and to meet the conditions of the prohibited transaction exemptions, or otherwise treat investment advice fiduciaries as being in violation of their fiduciary duties. The Treasury Department and IRS confirmed a similar enforcement policy covering excise taxes and related reporting obligations with respect to transactions covered by the DOL’s enforcement policy. The DOL noted in both the temporary enforcement policy and additional guidance regarding the Fiduciary Rule, i.e., FAQs, that it intended to issue a Request for Information ("RFI") for additional public input on specific ideas for possible new exemptions or regulatory changes based on recent public comments and market developments. On June 29, 2017, the DOL issued an RFI, which specifically seeks public input that could delay the January 1, 2018 applicability date, as well as form the basis of new exemptions or modifications to the Fiduciary Rule.

The Fiduciary Rule, should it remain unchanged, will require HD Vest to either: (1) subject Covered Accounts to a level fee arrangement under which (a) the firm and affiliates receive a fee based on a fixed percentage of the value of assets in the account and (b) no ERISA prohibited transactions are otherwise implicated; or (2) comply with one of the DOL prohibited transaction exemptions that impose significant new and additional compliance and disclosure requirements, and restrict the manner in which HD Vest can earn revenue and pay its financial advisors.

Accordingly, it is uncertain whether the Fiduciary Rule will become applicable, when it will be applicable, and what form any final rule might take after the required review is completed. If the Fiduciary Rule is applied in its current form, it will impact how HD Vest (i) designs investment products and services for Covered Accounts, (ii) receives fees, (iii) compensates its financial advisors, and (iv) recruits and retains financial advisors. Additionally, the Fiduciary Rule will require HD Vest to change systems and implement new compliance programs and client disclosures. In addition, if HD Vest relies on the new Best Interest Contract prohibited transaction exemption, the firm will be required to adopt new "impartial conduct" policies and procedures and make contractual representations and warranties to clients that HD Vest will comply with such policies and procedures and abide by fiduciary standards. These requirements, coupled with ambiguity inherent in the Fiduciary Rule, will likely lead to increased regulatory scrutiny and litigation related to the provision of investment advice to Covered Accounts and ERISA investors. Our management has devoted and, if the Fiduciary Rule is applied in its current form, expects to continue to devote substantial time and resources to assess the new rule, implement required policies and procedures, and develop and execute a business strategy in light of the rule, diminishing the firm’s ability to focus on other initiatives. Depending on the scope of required changes, if HD Vest is not able to complete necessary modifications to its business practices and operational systems by the applicability date, its ability to process business for Covered Accounts will be negatively impacted. As a result, the Fiduciary Rule and related litigation and regulatory scrutiny could materially and adversely impact our financial condition and results of operations. In addition, investigations, claims, or other actions or proceedings by regulators or third-parties with respect to our compliance with the Fiduciary Rule may also have a material adverse effect on our financial condition and results of operations.

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
RISKS RELATED TO OUR FINANCING ARRANGEMENTS
We incurred debt in connection with the repayment of our credit facility used for the acquisition of HD Vest and the redemption of our convertible senior notes and may incur future debt, which may materially and adversely affect our financial condition and future financial results.
On May 22, 2017, we borrowed $375.0 million in the form of a term loan under a Credit Agreement to which we, and most of our direct and indirect domestic subsidiaries (in their capacity as guarantors), are parties. The final maturity date of the term loan is May 22, 2024. The proceeds of the term loan were used to repay in full the credit facility used for the acquisition of HD Vest and to redeem in full our convertible senior notes. We may also borrow an additional amount under this Credit Agreement of up to $50.0 million under a revolving credit arrangement.
This borrowing may materially and adversely affect our financial condition and future financial results by, among other things:

•	increasing our vulnerability to downturns in our businesses, to competitive pressures, and to adverse economic and industry conditions;

•
requiring the dedication of a portion of our expected cash from operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and complementary acquisitions;

•	increasing our interest payment obligations in the event that interest rates rise; and

•	limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.
Our Credit Agreement imposes restrictions on us, including restrictions on our ability to create liens, incur indebtedness and make investments. In addition, our Credit Agreement includes covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. This borrowing, and our ability to repay it, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.
In addition, we or our subsidiaries, may incur additional debt in the future. Any additional debt may result in risks similar to those discussed above or in other risks specific to the credit agreements entered into for those debts.

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

BLUCORA, INC.

By:	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	July 27, 2017

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc.	8-K	June 2, 2017	3.1
10.1	Employment Agreement by and between Blucora, Inc. and Ann Bruder dated June 19, 2017				X
10.2	Blucora, Inc. Non-Employee Director Compensation Policy	8-K	June 2, 2017	10.1
10.3
Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Blucora, Inc. 2015 Incentive Plan as Amended and Restated (the "2015 Incentive Plan")
X
10.4	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under the Blucora, Inc. 2015 Incentive Plan				X
10.5	Credit Agreement, dated May 22, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender from time to time a party to the Credit Agreement	8-K	May 23, 2017	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended June 30, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
X