Form 10-Q
period 2017-09-30
BLUCORA, INC.
filed 2017-10-26
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 19, 2017
Common Stock, Par Value $0.0001	46,125,990

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2017	December 31, 2016
ASSETS
Current assets:
Cash and cash equivalents	$78,558	$51,713
Cash segregated under federal or other regulations	313	2,355
Available-for-sale investments	—	7,101
Accounts receivable, net of allowance	6,952	10,209
Commissions receivable	16,432	16,144
Other receivables	592	4,004
Prepaid expenses and other current assets, net	4,777	6,321
Total current assets	107,624	97,847
Long-term assets:
Property and equipment, net	9,552	10,836
Goodwill, net	549,064	548,741
Other intangible assets, net	336,872	362,178
Other long-term assets	2,557	3,057
Total long-term assets	898,045	924,812
Total assets	$1,005,669	$1,022,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,161	$4,536
Commissions and advisory fees payable	16,564	16,587
Accrued expenses and other current liabilities	18,768	18,528
Deferred revenue	7,118	12,156
Current portion of long-term debt, net	2,560	2,560
Total current liabilities	48,171	54,367
Long-term liabilities:
Long-term debt, net	344,232	248,221
Convertible senior notes, net	—	164,176
Deferred tax liability, net	59,118	111,126
Deferred revenue	1,031	1,849
Other long-term liabilities	8,530	10,205
Total long-term liabilities	412,911	535,577
Total liabilities	461,082	589,944

Redeemable noncontrolling interests	16,162	15,696

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
46,077 and 41,845	5	4
Additional paid-in capital	1,552,609	1,510,152
Accumulated deficit	(1,024,222)	(1,092,756)
Accumulated other comprehensive income (loss)	33	(381)
Total stockholders’ equity	528,425	417,019
Total liabilities and stockholders’ equity	$1,005,669	$1,022,659
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Wealth management services revenue	$86,809	$80,088	$254,772	$233,496
Tax preparation services revenue	3,362	3,149	156,936	135,614
Total revenue	90,171	83,237	411,708	369,110
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	59,607	54,921	172,444	158,213
Tax preparation services cost of revenue	1,314	1,319	7,543	6,549
Amortization of acquired technology	50	49	145	765
Total cost of revenue	60,971	56,289	180,132	165,527
Engineering and technology	5,051	4,588	14,041	12,842
Sales and marketing	13,680	11,965	84,974	75,715
General and administrative	12,207	11,638	39,405	35,899
Depreciation	867	968	2,680	2,906
Amortization of other acquired intangible assets	8,615	8,297	25,192	24,929
Restructuring	106	—	2,726	—
Total operating expenses	101,497	93,745	349,150	317,818
Operating income (loss)	(11,326)	(10,508)	62,558	51,292
Other loss, net	(5,241)	(11,453)	(39,149)	(29,883)
Income (loss) from continuing operations before income taxes	(16,567)	(21,961)	23,409	21,409
Income tax benefit (expense)	(166)	8,537	(5,952)	(8,899)
Income (loss) from continuing operations	(16,733)	(13,424)	17,457	12,510
Discontinued operations, net of income taxes	—	(40,528)	—	(57,981)
Net income (loss)	(16,733)	(53,952)	17,457	(45,471)
Net income attributable to noncontrolling interests	(164)	(167)	(466)	(426)
Net income (loss) attributable to Blucora, Inc.	$(16,897)	$(54,119)	$16,991	$(45,897)
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$(0.37)	$(0.33)	$0.39	$0.29
Discontinued operations	—	(0.97)	—	(1.40)
Basic net income (loss) per share	$(0.37)	$(1.30)	$0.39	$(1.11)
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$(0.37)	$(0.33)	$0.36	$0.29
Discontinued operations	—	(0.97)	—	(1.37)
Diluted net income (loss) per share	$(0.37)	$(1.30)	$0.36	$(1.08)
Weighted average shares outstanding:
Basic	45,459	41,635	43,749	41,404
Diluted	45,459	41,635	46,813	42,329
Other comprehensive income (loss):
Net income (loss)	$(16,733)	$(53,952)	$17,457	$(45,471)
Unrealized gain on available-for-sale investments, net of tax	—	—	1	10
Foreign currency translation adjustment	223	(77)	413	246
Other comprehensive income (loss)	223	(77)	414	256
Comprehensive income (loss)	(16,510)	(54,029)	17,871	(45,215)
Comprehensive income attributable to noncontrolling interests	(164)	(167)	(466)	(426)
Comprehensive income (loss) attributable to Blucora, Inc.	$(16,674)	$(54,196)	$17,405	$(45,641)
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2017	2016
Operating Activities:
Net income (loss)	$17,457	$(45,471)
Less: Discontinued operations, net of income taxes	—	(57,981)
Net income from continuing operations	17,457	12,510
Adjustments to reconcile net income from continuing operations to net cash from operating activities:
Stock-based compensation	8,434	10,616
Depreciation and amortization of acquired intangible assets	28,553	29,080
Restructuring (non-cash)	1,499	—
Deferred income taxes	(473)	(12,484)
Amortization of premium on investments, net	10	164
Amortization of debt issuance costs	891	1,440
Accretion of debt discounts	1,893	3,599
(Gain) loss on debt extinguishment	19,764	(641)
Revaluation of acquisition-related contingent consideration liability	—	391
Other	—	18
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	3,259	793
Commissions receivable	(288)	1,034
Other receivables	2,384	19,656
Prepaid expenses and other current assets	1,720	6,003
Other long-term assets	432	(1,174)
Accounts payable	(1,375)	1,151
Commissions and advisory fees payable	(23)	(1,600)
Deferred revenue	(5,856)	(1,805)
Accrued expenses and other current and long-term liabilities	949	19,786
Net cash provided by operating activities from continuing operations	79,230	88,537
Investing Activities:
Business acquisition, net of cash acquired	—	(1,788)
Purchases of property and equipment	(3,809)	(2,648)
Proceeds from sales of investments	249	—
Proceeds from maturities of investments	7,252	11,808
Purchases of investments	(409)	(5,147)
Net cash provided by investing activities from continuing operations	3,283	2,225
Financing Activities:
Proceeds from credit facilities	367,212	—
Payments on convertible notes	(172,827)	(20,667)
Payments on credit facilities	(285,000)	(105,000)
Proceeds from stock option exercises	38,228	1,141
Proceeds from issuance of stock through employee stock purchase plan	1,428	1,402
Tax payments from shares withheld for equity awards	(6,744)	(1,447)
Contingent consideration payments for business acquisition	(946)	—
Net cash used by financing activities from continuing operations	(58,649)	(124,571)
Net cash provided (used) by continuing operations	23,864	(33,809)

Net cash provided by operating activities from discontinued operations	—	12,359
Net cash provided by investing activities from discontinued operations	1,028	43,230
Net cash used by financing activities from discontinued operations	—	(9,000)
Net cash provided by discontinued operations	1,028	46,589

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	86	(15)
Net increase in cash, cash equivalents, and restricted cash	24,978	12,765
Cash, cash equivalents, and restricted cash, beginning of period	54,868	59,830
Cash, cash equivalents, and restricted cash, end of period	$79,846	$72,595

Cash paid for income taxes from continuing operations	$1,013	$2,079
Cash paid for interest from continuing operations	$14,205	$23,455
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
Prior to 2017, the Company also operated an internet Search and Content business and an E-Commerce business through 2016. The Search and Content business operated through the InfoSpace LLC subsidiary ("InfoSpace"), and the E-Commerce business consisted of the operations of Monoprice, Inc. ("Monoprice").
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market (the "Strategic Transformation"). Strategic Transformation refers to the Company's transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest (see "Note 3: Business Combinations") and the divestitures of the Search and Content and E-Commerce businesses in 2016 (see "Note 4: Discontinued Operations"). As part of the Strategic Transformation and "One Company" operating model, the Company announced on October 27, 2016 plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The actions to relocate corporate headquarters were intended to drive efficiencies and improve operational effectiveness (see "Note 5: Restructuring"). The restructuring is now substantially complete and it is expected to be completed by early 2018.
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
Cash, cash equivalents, and restricted cash: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	September 30,		December 31,
	2017	2016	2016	2015
Cash and cash equivalents	$78,558	$71,165	$51,713	$55,473
Cash segregated under federal or other regulations	313	630	2,355	3,557
Restricted cash included in "Prepaid expenses and other current assets, net"	425	100	250	100
Restricted cash included in "Other long-term assets"	550	700	550	700
Total cash, cash equivalents, and restricted cash	$79,846	$72,595	$54,868	$59,830
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
Cash equivalents and debt securities are classified within Level 2 (see "Note 6: Fair Value Measurements") of the fair value hierarchy because the Company values them utilizing market observable inputs. Unrealized gains and losses are included in "Accumulated other comprehensive income (loss)" on the consolidated balance sheets, and amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
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
Recent accounting pronouncements: Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB’s Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations. The Company currently is evaluating, or has adopted, ASUs that impact the following areas:
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
The Company will adopt the requirements of the new standard on January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, the Company will recognize the cumulative effect of adopting this ASU as an adjustment to the opening balance of retained earnings. Prior periods will not be retrospectively adjusted. The Company expects that the adoption of this ASU will not have a material impact to its consolidated financial statements, including the presentation of revenues in the statement of comprehensive income.
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
The Company implemented this ASU on January 1, 2017 and recorded a cumulative-effect adjustment of $51.5 million to credit retained earnings for deferred tax assets related to net operating losses that arose from excess tax benefits, which the Company has deemed realizable.  In addition to this:

•
At the time of adoption and on a prospective basis, the primary impact of adoption was the recognition of excess tax benefits and deficiencies, including deferred tax assets related to net operating losses that arose from excess tax benefits which the Company has deemed realizable, in the income tax provision (rather than in additional paid-in capital). This caused income taxes to differ from taxes at the statutory rates in 2017. For the three months ended September 30, 2017, the Company recognized an estimated $7.0 million increase to the income tax provision, which resulted in a $7.0 million decrease to income from continuing operations and net income attributable to Blucora, a $0.15 decrease to basic earnings per share, and a $0.15 decrease to diluted earnings per share. For the nine months ended September 30, 2017, the Company recognized an estimated $0.4 million increase to the income tax provision, which resulted in a $0.4 million decrease to income from continuing operations and net income attributable to Blucora, a $0.01 decrease to basic earnings per share, and a $0.01 decrease to diluted earnings per share.

•
The Company applied the cash flow presentation guidance on a retrospective basis, restating the consolidated statements of cash flows to present excess tax benefits as an operating activity (rather than a financing activity). For the three months ended September 30, 2016, this resulted in a decrease to cash provided by operating activities from continuing operations of $5.6 million and a corresponding decrease to cash used by financing activities from continuing operations for the amount historically presented in the "excess tax benefits from stock-based award activity" line item in the consolidated statements of cash flows. For the nine months ended September 30, 2016, this resulted in an increase to cash provided by operating activities from continuing operations of $21.4 million and a corresponding increase to cash used by financing activities from continuing operations for the amount historically presented in the "excess tax benefits from stock-based award activity" line item in the consolidated statements of cash flows. The restatement had no impact on total cash flows for the period presented.

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
Note 4: Discontinued Operations
On November 17, 2016, the Company closed on an agreement with YFC-Boneagle Electric Co., Ltd. ("YFC"), under which YFC acquired the E-Commerce business for $40.5 million, which included a working capital adjustment. Of this amount, $39.5 million was received in the fourth quarter of 2016 and $1.0 million was received in the second quarter of 2017--both amounts were included in investing activities from discontinued operations in the consolidated statements of cash flows. The Company used all of the proceeds to pay down debt.
On August 9, 2016, the Company closed on an agreement with OpenMail LLC ("OpenMail"), under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment, and was included in investing activities from discontinued operations in the consolidated statements of cash flows. The Company used all of the proceeds to pay down debt.

Summarized financial information for discontinued operations is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Major classes of items in net income (loss):
Revenues	$—	$53,721	$—	$209,108
Operating expenses	—	(50,952)	—	(192,874)
Other loss, net	—	(415)	—	(844)
Income from discontinued operations before income taxes	—	2,354	—	15,390
Loss on sale of discontinued operations before income taxes	—	(29,509)	—	(68,034)
Discontinued operations, before income taxes	—	(27,155)	—	(52,644)
Income tax expense	—	(13,373)	—	(5,337)
Discontinued operations, net of income taxes	$—	$(40,528)	$—	$(57,981)
Note 5: Restructuring
The following table summarizes the activity in the restructuring liability (in thousands), resulting from the relocation of corporate headquarters to Irving, Texas as part of the Strategic Transformation:

	Employee-Related Termination Costs	Contract Termination Costs	Fixed Asset Impairments	Stock-Based Compensation	Other Costs	Total
Balance as of December 31, 2016	$4,234	$—	$—	$—	$—	$4,234
Restructuring charges	(30)	(241)	1,878	981	32	2,620
Payments	(434)	(161)	—	—	(32)	(627)
Non-cash	—	1,457	(1,878)	(981)	—	(1,402)
Balance as of June 30, 2017	3,770	1,055	—	—	—	4,825
Restructuring charges	(3)			97	12	106
Payments	(2,447)	(256)	—	—	(12)	(2,715)
Non-cash	—	—	—	(97)	—	(97)
Balance as of September 30, 2017	$1,320	$799	$—	$—	$—	$2,119
Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements that are payable at termination dates throughout 2017, with the majority paid in the second half of 2017. Contract termination costs and fixed asset impairments were incurred in connection with the Bellevue facility's operating lease and related fixed assets, which are described further in the next two paragraphs, respectively. Stock-based compensation primarily includes the impact of equity award modifications associated with employment contracts for certain individuals impacted by the relocation, as well as forfeitures that were recorded for severed employees. Other costs include office moving costs.
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

Note 6: Fair Value Measurements
In accordance with ASC 820, "Fair Value Measurements and Disclosures", certain of the Company's assets and liabilities, which are carried at fair value, are classified in one of the following three categories:
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
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2017	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$10,827	$—	$10,827	$—
Total assets at fair value	$10,827	$—	$10,827	$—
Acquisition-related contingent consideration liability	$2,704	$—	$—	$2,704
Total liabilities at fair value	$2,704	$—	$—	$2,704

		Fair value measurements at the reporting date using
	December 31, 2016	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S government securities	$2,749	$—	$2,749	$—
Money market and other funds	4,090	—	4,090	—
Commercial paper	1,999	—	1,999	—
Taxable municipal bonds	1,301	—	1,301	—
Total cash equivalents	10,139	—	10,139	—
Available-for-sale investments:
Debt securities:
U.S. government securities	2,000	—	2,000	—
Commercial paper	1,998	—	1,998	—
Time deposits	807	—	807	—
Taxable municipal bonds	2,296	—	2,296	—
Total debt securities	7,101	—	7,101	—
Total assets at fair value	$17,240	$—	$17,240	$—

Acquisition-related contingent consideration liability	$3,421	$—	$—	$3,421
Total liabilities at fair value	$3,421	$—	$—	$3,421

A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance as of December 31, 2016	$3,421
Payment	(946)
Foreign currency transaction loss	229
Balance as of September 30, 2017	$2,704
The contingent consideration liability is related to the Company's 2015 acquisition of SimpleTax. The full contractual obligation under the contingent consideration arrangement was accrued during the year ended December 31, 2016. Payments are contingent upon product availability and revenue performance over a three-year period ending December 31, 2018 and are expected to occur annually over that period. The first payment was made in the first quarter of 2017 and classified as a financing activity on the consolidated statements of cash flows. The remaining payments are expected through 2019. The foreign currency transaction loss was included in "Other loss, net" on the consolidated statements of comprehensive income. As of September 30, 2017, $1.3 million of the contingent consideration liability was included in "Accrued expenses and other current liabilities" and $1.4 million in "Other long-term liabilities" on the consolidated balance sheets.
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
Note 7: Debt
The Company’s debt consisted of the following (in thousands):

	September 30, 2017				December 31, 2016
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$350,000	$(1,681)	$(4,727)	$343,592	$—	$—	$—	$—
TaxAct - HD Vest 2015 credit facility	—	—	—	—	260,000	(7,124)	(5,295)	247,581
Convertible Senior Notes	—	—	—	—	172,859	(6,913)	(1,770)	164,176
Note payable, related party	3,200	—	—	3,200	3,200	—	—	3,200
Total debt	$353,200	$(1,681)	$(4,727)	$346,792	$436,059	$(14,037)	$(7,065)	$414,957
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
Blucora borrowed $375.0 million under the term loan when it entered into the senior secured credit facility. Principal payments on the term loan are payable quarterly in an amount equal to 0.25% of the initial outstanding principal. The interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.75%, payable at the end of each interest period. Through September 30, 2017, Blucora has made prepayments of $25.0 million towards the term loan.
Blucora may borrow under the revolving credit loan in an aggregate principal amount not less than $2.0 million or any whole multiple of $1.0 million in excess thereof. Principal payments on the revolving credit loan are payable at maturity. The interest rate on the revolving credit loan is variable, with initial draws at LIBOR plus a margin of 3.00%. Subsequent draws on the revolving credit loan also have variable interest rates, based upon LIBOR plus a margin of between 2.75% and 3.00%. In each case, the applicable margin within the range depends upon Blucora's Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement for the credit facility) over the previous four quarters. Interest is payable at the end of each interest period. Blucora has not borrowed any amounts under the revolving credit loan.
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
The credit facility includes financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit agreement. As of September 30, 2017, Blucora was in compliance with all of the financial and operating covenants.
As of September 30, 2017, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
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
TaxAct - HD Vest 2015 credit facility: The Company had repayment activity of $64.0 million and $105.0 million during the nine months ended September 30, 2017 and 2016, respectively. These repayments resulted in the acceleration of a portion of the unamortized discount and debt issuance costs, which were recorded in "Other loss, net" on the consolidated statements of comprehensive income.
Convertible Senior Notes: In June 2017, the Company redeemed almost all of the outstanding Notes for cash with proceeds from the senior secured credit facility.
During the nine months ended September 30, 2016, the Company repurchased $28.4 million of the Notes for cash of $20.7 million. Similar to the analysis performed for the Notes that were redeemed in June 2017, the Company allocated the cash paid first to the liability component of the Notes based on the fair value of the repurchased Notes. The difference between the fair value and net carrying value of the repurchased Notes was recognized as a gain, since the Notes were repurchased below par value, and recorded in "Other loss, net" on the consolidated statements of comprehensive income. No amount was allocated to the equity component of the Notes, since the fair value of the liability component exceeded the cash paid.

The following table sets forth total interest expense, prior to the refinancing, related to the Notes (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Contractual interest expense (Cash)	$—	$1,836	$3,141	$5,782
Amortization of debt issuance costs (Non-cash)	—	231	401	704
Accretion of debt discount (Non-cash)	—	901	1,567	2,749
Total interest expense	$—	$2,968	$5,109	$9,235
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
Note 8: Redeemable Noncontrolling Interests
A reconciliation of redeemable noncontrolling interests is as follows (in thousands):

Balance as of December 31, 2016	$15,696
Net income attributable to noncontrolling interests	466
Balance as of September 30, 2017	$16,162
The redemption amount at September 30, 2017 was $12.4 million.

Note 9: Commitments and Contingencies

Significant events during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, include debt activity (as discussed further in "Note 7: Debt"), payment of a portion of the acquisition-related contingent consideration liability (as discussed further in "Note 6: Fair Value Measurements"), estimated sublease income of $3.8 million primarily related to the sublease agreement for the Bellevue facility (as discussed further in "Note 5: Restructuring"), purchase commitments with a vendor to provide cloud computation services of $11.3 million over the next four years, and a commitment to switch to a new clearing firm provider that has been selected by the Company by the third quarter of 2018. Additional information on the Company’s Commitments and Contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.
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
On December 12, 2016, a shareholder derivative action was filed by Jeffrey Tilden against the Company, as a nominal defendant, Andrew Snyder, who was a director of the Company at that time, certain companies affiliated with Mr. Snyder, a former officer of the Company, GCA Savvian Advisors, LLC ("GCA Savvian"), and certain other current and former members of the Blucora Board of Directors, in the Superior Court of the State of California in and for the County of San Francisco. The complaint asserts claims for breaches of fiduciary duty against certain current and former directors of the Company related to the Company’s share repurchases and the Company’s acquisitions of HD Vest and Monoprice. The complaint asserts a claim against GCA Savvian, the Company’s financial advisor in connection with the HD Vest acquisition, for aiding and abetting breaches of fiduciary duty. The complaint also asserts a claim for insider trading against Mr. Snyder, a former officer of the Company, and certain companies affiliated with Mr. Snyder. The derivative action does not seek monetary damages from the Company. The complaint seeks corporate governance reforms, declaratory relief, monetary damages from the other defendants, attorney’s fees and prejudgment interest.

On March 10, 2017, the Company filed a motion to dismiss for improper venue as a result of a forum selection provision in the Company’s bylaws that required the plaintiff to file his derivative fiduciary duty claims in Delaware. Other defendants also filed motions to quash the summons due to a lack of personal jurisdiction over them. On July 25, 2017, the Court granted the Company's motion to dismiss. The case has been stayed by the Court until November 22, 2017, after which the case will be dismissed without further order of the Court.
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
Note 10: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units ("RSUs"), and the Company’s employee stock purchase plan ("ESPP"), in the consolidated statements of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Cost of revenue	$412	$52	$546	$117
Engineering and technology	225	434	734	1,167
Sales and marketing	529	661	1,801	1,688
General and administrative	1,966	2,217	5,353	7,644
Restructuring	97	—	1,078	—
Total in continuing operations	3,229	3,364	9,512	10,616
Discontinued operations	—	(727)	—	2,014
Total	$3,229	$2,637	$9,512	$12,630
In the second quarter of 2017, the Company granted 350,000 non-qualified stock options to certain HD Vest financial advisors, who are considered non-employees. These stock options vest fully three years from the date of grant. The Company used the Black-Scholes-Merton valuation method to calculate stock-based compensation, using assumptions for the risk-free interest rate, expected dividend yield, expected volatility, and expected life under the same methodology that is used for employee grants. Since these are non-employee grants, stock-based compensation expense will be remeasured at the end of each quarter. For the three and nine months ended September 30, 2017, stock-based compensation expense for these non-employees was $0.4 million and $0.5 million, respectively, and was recorded in "Cost of revenue" on the consolidated statements of comprehensive income.
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Stock options exercised	1,243	—	3,651	140
RSUs vested	91	102	442	426
Shares purchased pursuant to ESPP	62	114	138	191
Total	1,396	216	4,231	757
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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Revenue:
Wealth Management	$86,809	$80,088	$254,772	$233,496
Tax Preparation	3,362	3,149	156,936	135,614
Total revenue	90,171	83,237	411,708	369,110
Operating income (loss):
Wealth Management	12,425	11,628	36,684	32,458
Tax Preparation	(6,238)	(4,382)	83,410	72,987
Corporate-level activity	(17,513)	(17,754)	(57,536)	(54,153)
Total operating income (loss)	(11,326)	(10,508)	62,558	51,292
Other loss, net	(5,241)	(11,453)	(39,149)	(29,883)
Income tax benefit (expense)	(166)	8,537	(5,952)	(8,899)
Discontinued operations, net of income taxes	—	(40,528)	—	(57,981)
Net income (loss)	$(16,733)	$(53,952)	$17,457	$(45,471)
Revenues by major category within each segment are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Wealth Management:
Commission	$39,432	$38,962	$117,181	$111,070
Advisory	37,588	32,705	107,078	95,759
Asset-based	6,526	5,476	19,276	16,689
Transaction and fee	3,263	2,945	11,237	9,978
Total Wealth Management revenue	$86,809	$80,088	$254,772	$233,496
Tax Preparation:
Consumer	$3,149	$2,950	$143,239	$122,678
Professional	213	199	13,697	12,936
Total Tax Preparation revenue	$3,362	$3,149	$156,936	$135,614
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

The computation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Numerator:
Income (loss) from continuing operations	$(16,733)	$(13,424)	$17,457	$12,510
Net income attributable to noncontrolling interests	(164)	(167)	(466)	(426)
Income (loss) from continuing operations attributable to Blucora, Inc.	(16,897)	(13,591)	16,991	12,084
Loss from discontinued operations attributable to Blucora, Inc.	—	(40,528)	—	(57,981)
Net income (loss) attributable to Blucora, Inc.	$(16,897)	$(54,119)	$16,991	$(45,897)
Denominator:
Weighted average common shares outstanding, basic	45,459	41,635	43,749	41,404
Dilutive potential common shares	—	—	3,064	925
Weighted average common shares outstanding, diluted	45,459	41,635	46,813	42,329
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$(0.37)	$(0.33)	$0.39	$0.29
Discontinued operations	—	(0.97)	—	(1.40)
Basic net income (loss) per share	$(0.37)	$(1.30)	$0.39	$(1.11)
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$(0.37)	$(0.33)	$0.36	$0.29
Discontinued operations	—	(0.97)	—	(1.37)
Diluted net income (loss) per share	$(0.37)	$(1.30)	$0.36	$(1.08)
Shares excluded	5,798	10,246	1,160	6,317
Shares excluded primarily related to the anti-dilutive effect of a net loss (for the three months ended September 30, 2017 and 2016), and stock options with an exercise price greater than the average price during the applicable periods.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements generally are identified by the words "anticipate," "believe," "plan," "project," "expect," "future," "intend," "may," "will," "should," "could," "would,""estimate," "predict," "potential," "continue," and similar expressions. These forward-looking statements include, but are not limited to: statements regarding projections of our future financial performance; trends in our businesses; our future business plans and growth strategy, including our "Strategic Transformation;" and the sufficiency of our cash balances and cash generated from operating, investing, and financing activities for our future liquidity and capital resource needs.
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
The Tax Preparation business consists of the operations of TaxAct, Inc. (collectively referred to as "TaxAct" or the "Tax Preparation business"). TaxAct provides digital do-it-yourself ("DDIY") tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its online service at www.TaxAct.com. The TaxAct website and the information contained therein or connected thereto is not intended to be incorporated by reference into this Report.
Strategic Transformation
On October 14, 2015, we announced our plans to acquire HD Vest and focus on the technology-enabled financial solutions market (the "Strategic Transformation"). The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content business that was operated through our former InfoSpace LLC subsidiary ("InfoSpace") and our E-Commerce business that consisted of the operations of Monoprice, Inc. ("Monoprice") in 2016. As part of the Strategic Transformation and our model of operating as "One Company", we announced on October 27, 2016 plans to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The transformation is intended to drive efficiencies and improve operational effectiveness.
In connection with the relocation of our corporate headquarters, we have incurred restructuring costs of approximately $6.6 million. These costs are recorded within corporate-level activity for segment purposes. See "Note 5: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information. We also have incurred costs that do not qualify for restructuring classification, such as recruiting and overlap in personnel expenses as we transition positions to Texas ("Strategic Transformation Costs"). The restructuring is now substantially complete and it is expected to be completed by early 2018.
For a discussion of the associated risks, see the sections under the heading "Risks Associated With our Strategic Transformation" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Seasonality
Our Tax Preparation business is highly seasonal, with a significant portion of its annual revenue earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation business typically reports losses in its operating income because revenue from the business is minimal while core operating expenses continue.
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

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Revenue	$90,171	$83,237	8%	$411,708	$369,110	12%
Operating income (loss)	$(11,326)	$(10,508)	8%	$62,558	$51,292	22%
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Revenue increased approximately $6.9 million due to increases of $6.7 million and $0.2 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating loss increased approximately $0.8 million, consisting of the $6.9 million increase in revenue and offset by an $7.8 million increase in operating expenses. Key changes in operating expenses were:

•
$5.9 million increase in the Wealth Management segment’s operating expenses primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.

•
$2.1 million increase in the Tax Preparation segment’s operating expenses primarily due to higher maintenance fees, development costs and personnel expenses resulting from overall increased headcount supporting most functions.

•	$0.2 million decrease in corporate-level expense activity primarily due to changes in headcount across most functions.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Revenue increased approximately $42.6 million due to increases of $21.3 million and $21.3 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $11.3 million, consisting of the $42.6 million increase in revenue and offset by a $31.3 million increase in operating expenses. Key changes in operating expenses were:

•
$17.1 million increase in the Wealth Management segment’s operating expenses due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher net personnel expenses as we continue to standardize employee benefits across our businesses.

•
$10.9 million increase in the Tax Preparation segment’s operating expenses primarily due to higher spending on marketing, higher professional services fees mostly related to marketing and development projects, higher data center costs related to software support and maintenance fees, increases in growth initiative investments, and higher personnel expenses resulting from overall increased headcount supporting most functions.

•
$3.4 million increase in corporate-level expense activity primarily due to Strategic Transformation Costs and increased headcount supporting most functions, partially offset by lower stock-based compensation costs due to fewer grants in the current year and higher expense recognized in the prior year related to HD Vest grants in 2016, partially offset by activity within our Tax Preparation business due to prior forfeitures.

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
Wealth Management

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Revenue	$86,809	$80,088	8%	$254,772	$233,496	9%
Operating income	$12,425	$11,628	7%	$36,684	$32,458	13%
Segment margin	14%	15%		14%	14%
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
Sources of revenue

(In thousands, except percentages)			Three months ended September 30,			Nine months ended September 30,
	Sources of Revenue	Primary Drivers	2017	2016	Percentage Change	2017	2016	Percentage Change
Advisor-driven	Commission	- Transactions - Asset levels	$39,432	$38,962	1%	$117,181	$111,070	6%
	Advisory	- Advisory asset levels	37,588	32,705	15%	107,078	95,759	12%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	6,526	5,476	19%	19,276	16,689	16%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	3,263	2,945	11%	11,237	9,978	13%
	Total revenue		$86,809	$80,088	8%	$254,772	$233,496	9%
	Total recurring revenue		$70,539	$62,543	13%	$203,417	$183,772	11%
	Recurring revenue rate		81.3%	78.1%		79.8%	78.7%
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
Business metrics

(In thousands, except percentages and as otherwise indicated)	September 30,
	2017	2016	Percentage Change
Total Assets Under Administration ("AUA")	$42,696,862	$38,482,620	11%
Advisory Assets Under Management ("AUM")	$11,984,320	$10,204,448	17%
Percentage of total AUA	28.1%	26.5%
Number of advisors (in ones)	4,392	4,568	(4)%
Advisor-driven revenue per advisor	$17.5	$15.7	11%

Total assets under administration ("AUA") includes assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one AUA service for a client’s assets, the value of the asset is only counted once in the total amount of AUA. AUA assets include Advisory Assets under Management, non-advisory brokerage accounts, annuities and mutual fund positions held directly with fund companies. These assets are not reported on the consolidated balance sheets.

Advisory assets under management ("AUM") includes external client assets for which we provide investment advisory and management services, typically as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee based on the value of the AUM for each advisory client. These assets are not reported on the consolidated balance sheets.
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Wealth Management revenue increased approximately $6.7 million as discussed by each source of revenue below.
Wealth Management operating income increased approximately $0.8 million, consisting of the $6.7 million increase in revenue and offset by a $5.9 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Wealth Management revenue increased approximately $21.3 million as discussed by each source of revenue below.
Wealth Management operating income increased approximately $4.2 million, consisting of the $21.3 million increase in revenue and offset by an $17.1 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher net personnel expenses as we continue to standardize employee benefits across our businesses.
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

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
By product category:
Mutual funds	$21,128	$20,196	5%	$62,371	$59,021	6%
Variable annuities	12,879	12,395	4%	36,820	35,725	3%
Insurance	3,037	3,689	(18)%	9,715	8,836	10%
General securities	2,388	2,682	(11)%	8,275	7,488	11%
Total commission revenue	$39,432	$38,962	1%	$117,181	$111,070	6%

By sales-based and trailing:
Sales-based	$15,590	$16,925	(8)%	$49,190	$47,703	3%
Trailing	23,842	22,037	8%	67,991	63,367	7%
Total commission revenue	$39,432	$38,962	1%	$117,181	$111,070	6%

Three months ended September 30, 2017 compared with three months ended September 30, 2016
Sales-based commission revenue decreased approximately $1.3 million primarily due to decreased activity in mutual funds, variable annuities, insurance and general securities resulting from overall market performance and portfolio rebalancings. General securities include equities, exchange-traded funds, bonds and alternative investments.
Trailing commission revenue increased approximately $1.8 million and reflects an increase in the market value of the underlying assets and, to a lesser extent, the impact of new investments.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Sales-based commission revenue increased approximately $1.5 million primarily due to increased activity in mutual funds, insurance and general securities resulting from overall market performance, portfolio rebalancings, product availability and segment refocusing, partially offset by decreased activity in variable annuities.
Trailing commission revenue increased approximately $4.6 million and reflects an increase in the market value of the underlying assets and the impact of new investments.
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
The activity within our AUM was as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Balance, beginning of the period	$11,551,288	$9,814,232	$10,397,071	$9,692,244
Net increase (decrease) in new advisory assets	94,408	131,982	613,848	(1,357)
Market impact and other	338,624	258,234	973,401	513,561
Balance, end of the period	$11,984,320	$10,204,448	$11,984,320	$10,204,448
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end AUM.
Three months ended September 30, 2017 compared with three months ended September 30, 2016
The increase in advisory revenue of approximately $4.9 million is primarily due to the increase in the beginning-of-period AUM for the three months ended September 30, 2017 compared with three months ended September 30, 2016, and the conversion of AUA to fee-based AUM.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
The increase in advisory revenue of approximately $11.3 million is consistent with the increase in the beginning-of-period AUM for the nine months ended September 30, 2017 compared with nine months ended September 30, 2016, and the conversion of AUA to fee-based AUM.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs and cash sweep programs.
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Asset-based revenue increased $1.1 million, primarily from higher cash sweep revenues following increases in interest rates. In the current interest rate environment, and through our current clearing provider, we will not benefit from any future interest rate increases.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Asset-based revenue increased $2.6 million, primarily from higher cash sweep revenues following increases in interest rates. In the current interest rate environment, and through our current clearing provider, we will not benefit from any future interest rate increases.
Transaction and fee revenue: Transaction and fee revenue primarily includes fees for executing certain transactions in client accounts and fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Transaction and fee revenue increased approximately $0.3 million primarily related to advisor fee increases.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Transaction and fee revenue increased approximately $1.3 million primarily related to advisor fee increases.
Tax Preparation

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Percentage Change	2017	2016	Percentage Change
Revenue	$3,362	$3,149	7%	$156,936	$135,614	16%
Operating income (loss)	$(6,238)	$(4,382)	42%	$83,410	$72,987	14%
Segment margin	(186)%	(139)%		53%	54%
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
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Tax Preparation revenue was comparable to the prior period.
Tax Preparation operating loss increased approximately $1.9 million, consisting of the $0.2 million increase in revenue and offset by a $2.1 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to higher maintenance fees, development costs and personnel expenses resulting from overall increased headcount supporting most functions.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Tax Preparation revenue increased approximately $21.3 million primarily due to growth in revenue earned from online consumer users and, to a lesser extent, increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases. The decrease in e-files is consistent with our expectations as we are in the early stages of a multi-year pivot toward profitable customers. Revenue derived from professional tax preparers increased primarily due to an increase in the number of professional preparer units sold.

Tax Preparation operating income increased approximately $10.4 million, consisting of the $21.3 million increase in revenue and offset by a $10.9 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to higher spending on marketing, higher professional services fees mostly related to marketing and development projects, higher data center costs related to software support and maintenance fees, increases in growth initiative investments, and higher personnel expenses resulting from overall increased headcount supporting most functions.
Corporate-Level Activity

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Operating expenses	$4,587	$4,907	$(320)	$17,823	$14,066	$3,757
Stock-based compensation	3,132	3,364	(232)	8,434	10,616	(2,182)
Acquisition-related costs	—	—	—	—	391	(391)
Depreciation	1,023	1,137	(114)	3,216	3,386	(170)
Amortization of acquired intangible assets	8,665	8,346	319	25,337	25,694	(357)
Restructuring	106	—	106	2,726	—	2,726
Total corporate-level activity	$17,513	$17,754	$(241)	$57,536	$54,153	$3,383
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
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Operating expenses, stock-based compensation, depreciation, amortization of acquired intangible assets and restructuring were comparable to the prior period.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Operating expenses included in corporate-level activity increased primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest.
Stock-based compensation decreased primarily due to fewer grants in the current year and higher expense recognized in the prior year related to HD Vest grants in 2016 that were made in connection with the HD Vest acquisition, partially offset by activity within our Tax Preparation business due to prior forfeitures.
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
Amortization of acquired intangible assets were comparable to the prior period.
Restructuring relates to expenses incurred due to our October 27, 2016 announcement to relocate our corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. Further detail is provided under the "Operating Expenses - Restructuring" section of the management's discussion and analysis of financial condition and results of operations below.

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Wealth management services cost of revenue	$59,607	$54,921	$4,686	$172,444	$158,213	$14,231
Tax preparation services cost of revenue	1,314	1,319	(5)	7,543	6,549	994
Amortization of acquired technology	50	49	1	145	765	(620)
Total cost of revenue	$60,971	$56,289	$4,682	$180,132	$165,527	$14,605
Percentage of revenue	68%	68%		44%	45%
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
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Wealth management services cost of revenue increased primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher stock-based compensation costs related to grants to certain HD Vest financial advisors.
Tax preparation services cost of revenue was comparable to the prior period.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Wealth management services cost of revenue increased primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher stock-based compensation costs related to grants to certain HD Vest financial advisors.
Tax preparation services cost of revenue increased primarily due to an increase in data center costs related to software support and maintenance fees.
Amortization of acquired technology decreased due to amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.
Engineering and Technology

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Engineering and technology	$5,051	$4,588	$463	$14,041	$12,842	$1,199
Percentage of revenue	6%	6%		3%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Engineering and technology expenses were comparable to the prior period.

Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Engineering and technology expenses increased primarily due to an increase in professional services fees mostly related to Tax Preparation development projects.
Sales and Marketing

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Sales and marketing	$13,680	$11,965	$1,715	$84,974	$75,715	$9,259
Percentage of revenue	15%	14%		21%	21%
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
Three months ended September 30, 2017 compared with three months ended September 30, 2016
Sales and marketing expenses increased primarily due to a $0.6 million increase in marketing expenses and a $1.0 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing and software support in our Tax Preparation business. Personnel expenses increased primarily in our Wealth Management business due to higher headcount.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
Sales and marketing expenses increased primarily due to a $5.8 million increase in marketing expenses and a $2.6 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing in our Tax Preparation business. Personnel expenses increased primarily as we continue to standardize employee benefits across our businesses, and higher headcount across our businesses.
General and Administrative

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
General and administrative	$12,207	$11,638	$569	$39,405	$35,899	$3,506
Percentage of revenue	14%	14%		10%	10%
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
Three months ended September 30, 2017 compared with three months ended September 30, 2016
G&A expenses increased primarily due to a $0.8 million increase in personnel expenses, mainly related to Strategic Transformation Costs, offset by lower stock-based compensation due to fewer grants in the current year and higher expense recognized in the prior year related to the timing of grants.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
G&A expenses increased primarily due to a $5.6 million net increase in personnel expenses, mainly related to Strategic Transformation Costs and costs associated with leadership changes at HD Vest, offset by lower stock-based compensation due to fewer grants in the current year and higher expense recognized in the prior year related to the timing of grants.

Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Depreciation	$867	$968	$(101)	$2,680	$2,906	$(226)
Amortization of acquired intangible assets	8,615	8,297	318	25,192	24,929	263
Total	$9,482	$9,265	$217	$27,872	$27,835	$37
Percentage of revenue	11%	11%		7%	8%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives. Depreciation and amortization expenses were comparable to the prior periods.
Restructuring

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Restructuring	$106	$—	$106	$2,726	$—	$2,726
Percentage of revenue	—%	—%		1%	—%
In connection with the Strategic Transformation, including the relocation of our headquarters, we have incurred restructuring costs of approximately $6.6 million, which includes all costs associated with our non-cancelable operating lease. While the relocation and the related costs were substantially completed by June 2017, the Company expects some costs through early 2018, primarily related to employees who will continue to provide service through that time period.
See "Note 5: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Other Loss, Net

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Interest income	$(31)	$(18)	$(13)	$(76)	$(54)	$(22)
Interest expense	4,781	7,824	(3,043)	16,746	25,396	(8,650)
Amortization of debt issuance costs	177	413	(236)	891	1,440	(549)
Accretion of debt discounts	53	1,099	(1,046)	1,893	3,599	(1,706)
(Gain) loss on debt extinguishment	183	2,205	(2,022)	19,764	(641)	20,405
Other	78	(70)	148	(69)	143	(212)
Other loss, net	$5,241	$11,453	$(6,212)	$39,149	$29,883	$9,332
Three months ended September 30, 2017 compared with three months ended September 30, 2016
In the second and third quarter of 2017 we had a loss on debt extinguishment related to prepayments of a portion of the credit facility entered into on May 22, 2017. In the first half of 2017, the third quarter of 2016 and the nine months ended September 30, 2016, we had a loss on debt extinguishment related to the credit facility previously entered into in 2015 for the purpose of financing the HD Vest acquisition (the "TaxAct - HD Vest 2015 credit facility"). In 2016, we made prepayments on a portion of the TaxAct - HD Vest 2015 credit facility, which resulted in the acceleration of a portion of the unamortized debt discount and issuance costs. In connection with the refinancing through the senior secured credit facility that was entered into in May 2017, we paid-off the remaining TaxAct - HD Vest 2015 credit facility and wrote-off the remaining unamortized debt discount and issuance costs. Consequently, the TaxAct - HD Vest 2015 credit facility was terminated. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
The decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility and the Convertible Senior Notes (the "Notes") due to prepayments on a portion of the TaxAct - HD Vest 2015 credit facility in 2016 and the redemption of all of the Notes in the second quarter of 2017.
Detail on the "(gain) loss on debt extinguishment" is as follows:

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Write-off of debt discount and debt issuance costs on TaxAct - HD Vest 2015 credit facility (related to closure)	$—	$—	$—	$9,593	$—	$9,593
Write-off of debt discount and debt issuance costs on the Notes (related to termination)	—	—	—	6,715	—	6,715
Accelerated accretion of debt discount and amortization of debt issuance costs on credit facilities (related to prepayments)	183	2,205	(2,022)	3,456	5,039	(1,583)
Gain on the Notes repurchased	—	—	—	—	(7,724)	7,724
Accelerated accretion of debt discount on the Notes (related to repurchase)	—	—	—	—	1,628	(1,628)
Accelerated amortization of debt issuance costs on the Notes (related to repurchase)	—	—	—	—	416	(416)
Total (gain) loss on debt extinguishment	$183	$2,205	$(2,022)	$19,764	$(641)	$20,405
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
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
Income Taxes
We recorded income tax expense of $0.2 million and $6.0 million in the three and nine months ended September 30, 2017, respectively. Income taxes differed from taxes at the statutory rates in 2017 primarily due to the January 1, 2017 implementation of Accounting Standards Update ("ASU") 2016-09 on stock-based compensation (see "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information). We recorded income tax benefit of $8.5 million and income tax expense of $8.9 million in the three and nine months ended September 30, 2016, respectively. Income taxes differed from taxes at the statutory rates in 2016 primarily due to the domestic manufacturing deduction, offset by non-deductible compensation and state income taxes.
Discontinued Operations, Net of Income Taxes

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2017	2016	Change	2017	2016	Change
Discontinued operations, net of income taxes	$—	$(40,528)	$40,528	$—	$(57,981)	$57,981
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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Blucora, Inc.	$(16,897)	$(54,119)	$16,991	$(45,897)
Stock-based compensation	3,132	3,364	8,434	10,616
Depreciation and amortization of acquired intangible assets	9,688	9,483	28,553	29,080
Restructuring	106	—	2,726	—
Other loss, net	5,241	11,453	39,149	29,883
Net income attributable to noncontrolling interests	164	167	466	426
Income tax expense (benefit)	166	(8,537)	5,952	8,899
Discontinued operations, net of income taxes	—	40,528	—	57,981
Acquisition-related costs	—	—	—	391
Adjusted EBITDA	$1,600	$2,339	$102,271	$91,379
Three months ended September 30, 2017 compared with three months ended September 30, 2016
The decrease in Adjusted EBITDA was primarily due to an increase in segment operating loss of $1.9 million related to our Tax Preparation segment, an increase in segment operating income of $0.8 million related to our Wealth Management segment, and a $0.3 million decrease in corporate operating expenses not allocated to the segments primarily due to changes in headcount across most functions.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
The increase in Adjusted EBITDA was primarily due to increases in segment operating income of $10.4 million and $4.2 million related to our Tax Preparation and Wealth Management segments, respectively, offset by a $3.8 million increase in corporate operating expenses not allocated to the segments primarily due to Strategic Transformation Costs and increased headcount supporting most functions, partially offset by lower stock-based compensation costs.
Non-GAAP net income (loss): We define non-GAAP net income (loss) as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of discontinued operations, stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on the Convertible Senior Notes (the "Notes"), gain on the Notes repurchased, write-off of debt discount and debt issuance costs on the Notes that were redeemed and the terminated TaxAct - HD Vest 2015 credit facility, acquisition-related costs (described further under Adjusted EBITDA above), restructuring costs (described further under Adjusted EBITDA above), the impact of noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. The write-off of debt discount and debt issuance costs on the terminated Notes and the closed TaxAct - HD Vest 2015 credit facility relates to the debt refinancing that occurred in the second quarter of 2017. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2017	2016	2017	2016
Net income (loss) attributable to Blucora, Inc.	$(16,897)	$(54,119)	$16,991	$(45,897)
Discontinued operations, net of income taxes	—	40,528	—	57,981
Stock-based compensation	3,132	3,364	8,434	10,616
Amortization of acquired intangible assets	8,665	8,346	25,337	25,694
Impairment of goodwill and intangible assets	—	—	—	—
Accretion of debt discount on the Notes	—	901	1,567	2,749
Accelerated accretion of debt discount on the Notes repurchased	—	—	—	1,628
Gain on the Notes repurchased	—	—	—	(7,724)
Write-off of debt discount and debt issuance costs on terminated Notes	—	—	6,715	—
Write-off of debt discount and debt issuance costs on terminated TaxAct - HD Vest 2015 credit facility	—	—	9,593	—
Acquisition-related costs	—	—	—	391
Restructuring	106	—	2,726	—
Impact of noncontrolling interests	164	167	466	426
Cash tax impact of adjustments to GAAP net income	(928)	(17)	(3,334)	244
Non-cash income tax (benefit) expense	224	(9,312)	6,325	6,460
Non-GAAP net income (loss)	$(5,534)	$(10,142)	$74,820	$52,568
Per diluted share:
Net income (loss) attributable to Blucora, Inc.	$(0.37)	$(1.30)	$0.36	$(1.08)
Discontinued operations, net of income taxes	—	0.97	—	1.37
Stock-based compensation	0.07	0.08	0.18	0.25
Amortization of acquired intangible assets	0.20	0.21	0.55	0.60
Accretion of debt discount on the Notes	—	0.02	0.03	0.06
Accelerated accretion of debt discount on the Notes repurchased	—	—	—	0.04
Gain on the Notes repurchased	—	—	—	(0.18)
Write-off of debt discount and debt issuance costs on terminated Notes	—	—	0.14	—
Write-off of debt discount and debt issuance costs on closed TaxAct - HD Vest 2015 credit facility	—	—	0.20	—
Acquisition-related costs	—	—	—	0.01
Restructuring	—	—	0.06	—
Impact of noncontrolling interests	0.00	0.00	0.01	0.01
Cash tax impact of adjustments to GAAP net income	(0.02)	(0.00)	(0.07)	0.01
Non-cash income tax (benefit) expense	0.00	(0.22)	0.14	0.15
Non-GAAP net income (loss)	$(0.12)	$(0.24)	$1.60	$1.24
Weighted average shares outstanding used in computing per diluted share amounts	45,459	41,635	46,813	42,329
Three months ended September 30, 2017 compared with three months ended September 30, 2016
The decrease in non-GAAP net loss was primarily due to an increase in segment operating loss of $1.9 million related to our Tax Preparation segment and an increase in segment operating income of $0.8 million related to our Wealth Management segment. Further contributing to the decrease in non-GAAP net loss was a $3.4 million decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts, primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility and the Notes due to pay-off of the entire TaxAct - HD Vest 2015 credit facility and redemption of all of the Notes, respectively, in the second quarter of 2017, and a $2.0 million decrease in loss on debt extinguishment related to the TaxAct - HD Vest 2015 credit facility. The decreases in non-GAAP net loss were offset by a $0.3 million decrease in corporate operating expenses not allocated to the segments primarily due to changes in headcount across most functions.
Nine months ended September 30, 2017 compared with nine months ended September 30, 2016
The increase in non-GAAP net income was primarily due to increases in segment operating income of $10.4 million and $4.2 million related to our Tax Preparation and Wealth Management segments, respectively. Further contributing to the increase in non-GAAP net income was a $9.7 million decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts, primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility and the Notes due to pay-off of the entire credit facility and redemption of all of the Notes, respectively, in the second quarter of 2017, and a $2.3 million decrease in loss on debt extinguishment related to the TaxAct - HD Vest 2015 credit facility. The increases in non-GAAP net income were offset by a $3.8 million increase in corporate operating expenses not allocated to the segments primarily due to Strategic Transformation Costs and increased headcount supporting most functions, partially offset by lower stock-based compensation costs, and a $0.8 million increase in taxes due to an increase in non-GAAP income.
LIQUIDITY AND CAPITAL RESOURCES
Cash, Cash Equivalents, and Short-Term Investments
Our principal source of liquidity is our cash, cash equivalents, and short-term investments. As of September 30, 2017, we had cash and marketable investments of approximately $78.6 million, consisting entirely of cash and cash equivalents. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of September 30, 2017, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at September 30, 2017 had minimal default risk and short-term maturities.
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
On May 22, 2017, we entered into an agreement for a new senior secured credit facility for the purposes of refinancing the TaxAct - HD Vest 2015 credit facility, redeeming the Notes, and providing future working capital and capital expenditure flexibility. Consequently, the TaxAct - HD Vest 2015 credit facility was repaid in full and the commitments under the TaxAct - HD Vest revolving credit facility were terminated. The Blucora senior secured credit facility consists of a committed $50.0 million revolving credit loan, which includes a letter of credit sub-facility, and a $375.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan are May 22, 2022 and May 22, 2024, respectively. The interest rates on the revolving credit loan and term loan are variable. The credit facility includes financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of September 30, 2017. We initially borrowed $375.0 million under the term loan. Through the third quarter of 2017, we have made prepayments of $25.0 million million towards the term loan. We have not borrowed any amounts under the revolving credit loan. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Related to the TaxAct - HD Vest 2015 credit facility, we had repayment activity of $64.0 million and $105.0 million during the nine months ended September 30, 2017 and 2016, respectively. Related to the Notes, we repurchased $28.4 million of the Notes' for cash of $20.7 million during the nine months ended September 30, 2016. For further detail, see "Note 7: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

On July 2, 2015, TaxAct acquired SimpleTax, which included additional consideration of up to C$4.6 million (with C$ indicating Canadian dollars and amounting to approximately $3.7 million based on the acquisition-date exchange rate). The related payments are contingent upon product availability and revenue performance over a three-year period and are expected to occur annually over that period. The first payment was made in the first quarter of 2017, and the remaining payments of $2.7 million are expected through 2019. For further detail, see "Note 6: Fair Value Measurements" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Contractual Obligations and Commitments

The material events during 2017, outside of the ordinary course of our business, include debt activity (as discussed further in "Note 7: Debt"), payment of a portion of the acquisition-related contingent consideration liability (as discussed further in "Note 6: Fair Value Measurements"), estimated sublease income of $3.8 million primarily related to the sublease agreement for the Bellevue facility (as discussed further in "Note 5: Restructuring"), purchase commitments with a vendor to provide cloud computation services of $11.3 million over the next four years, and a commitment to switch to a new clearing firm provider that has been selected by the Company by the third quarter of 2018. Additional information on our Commitments and Contingencies can be found in our Annual Report on Form 10-K for the year ended December 31, 2016.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Nine months ended September 30,
	2017	2016
Net cash provided by operating activities from continuing operations	$79,230	$88,537
Net cash provided by investing activities from continuing operations	3,283	2,225
Net cash used by financing activities from continuing operations	(58,649)	(124,571)
Net cash provided (used) by continuing operations	23,864	(33,809)
Net cash provided by discontinued operations	1,028	46,589
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	86	(15)
Net increase in cash, cash equivalents, and restricted cash	$24,978	$12,765
Net cash from the operating activities of continuing operations: Net cash from the operating activities of continuing operations consists of income from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $79.2 million and $88.5 million for the nine months ended September 30, 2017 and 2016, respectively. The activity in the nine months ended September 30, 2017 included a $1.2 million working capital contribution and approximately $78.0 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution primarily related to the impact of TaxAct's seasonality, HD Vest 2016 prepayments, recognition of deferred revenues in our Tax Preparation segment and restructuring activities.
The activity in the nine months ended September 30, 2016 included a $43.8 million working capital contribution and approximately $44.7 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing net operating loss carryforwards from prior years. In addition, in connection with the acquisition of HD Vest, we had placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance, and that amount was returned to us in the first quarter of 2016 since it was not achieved (see "Note 3: Business Combinations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information).
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
Net cash provided by investing activities was $3.3 million for the nine months ended September 30, 2017 and net cash from investing activities was $2.3 million for the nine months ended September 30, 2016. The activity in the nine months ended September 30, 2017 primarily consisted of net cash inflows on our available-for-sale investments of $7.1 million offset by approximately $3.8 million in purchases of property and equipment. The activity in the nine months ended September 30, 2016 consisted of a $1.8 million final working capital adjustment on the HD Vest acquisition and $2.6 million in purchases of property and equipment, offset by net cash inflows on our available-for-sale investments of $6.7 million.
Net cash from the financing activities of continuing operations: Net cash from the financing activities of continuing operations primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $58.6 million and $124.6 million for the nine months ended September 30, 2017 and 2016, respectively. The activity for the nine months ended September 30, 2017 primarily consisted of payments of $285.0 million in connection with the termination of the TaxAct - HD Vest credit facility, $172.8 million for redemption in full of the outstanding Notes, $6.7 million in tax payments from shares withheld for equity awards, and $0.9 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $367.2 million in proceeds from the senior secured credit facility that was entered into in May 2017 and $39.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the nine months ended September 30, 2016 primarily consisted of payments of $105.0 million on the TaxAct - HD Vest credit facility, the $20.7 million repurchase of the Notes, and $1.4 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $2.5 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
Our critical accounting policies, estimates, and methodologies for the nine months ended September 30, 2017 are consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016.
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the nine months ended September 30, 2017, other than related to borrowings under the senior secured credit facility entered into on May 22, 2017. We borrowed $375.0 million under the term loan when we entered into the senior secured credit facility, and the interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.75%. A hypothetical 100 basis point increase in LIBOR would result in a $3.5 million increase, based upon our September 30, 2017 principal amount, in our annual interest expense until the scheduled maturity date in 2024. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2016.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934), the effectiveness of our disclosure controls and procedures as of September 30, 2017. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of September 30, 2017.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

On August 31, 2017, the DOL issued a proposed rule to delay the effective date of the Fiduciary Rule’s transaction exemptions to July 1, 2019. The purpose of the proposed delay is to permit the DOL to complete the analysis required by the President’s memorandum. The comment period for the proposed rule closed on September 15, 2017 but the DOL had not issued a final rule as of the date of this report. In the proposed rule, the DOL solicited comments on whether this delay should be extended beyond July 1, 2019 or made contingent upon other events, such as the conclusion of any additional substantive rulemaking affecting the Fiduciary Rule or the transaction exemptions. The proposed rule would also extend the Transition Period, and continue the DOL’s previously announced temporary enforcement policy, through the pendency of any delay. The DOL also solicited comments about whether application of the enforcement policy should be made contingent on any particular factors, such as a firm’s continued good faith efforts to comply with the Fiduciary Rule. We cannot predict what the DOL’s final rule will provide on these matters.

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
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
The Company moved its headquarters moved to Irving, Texas from Bellevue, Washington in June 2017, and Eric M. Emans, the Company's Chief Financial Officer, has decided not to relocate with the Company. Consequently, on October 23, 2017, Mr. Emans informed the Company that he intends to resign effective as of November 1, 2017. Upon his termination of employment, Mr. Emans will receive severance compensation in accordance with his Amended and Restated Employment Agreement, which was filed as Exhibit 10.4 to the Company’s Form 10-Q on October 27, 2016.
In connection with this announcement, on October 25, 2017 the Company entered into a Consulting Agreement with Mr. Emans that will become effective on November 2, 2017. Pursuant to the Consulting Agreement, Mr. Emans will serve as a consultant to the Company to assist with the Chief Financial Officer transition and other matters that may be requested by the Company and will receive $50,500 per month through February 28, 2018 when the Consulting Agreement terminates. In addition, Mr. Emans will receive $550,000 upon termination or expiration of the Consulting Agreement. The Consulting Agreement also contains a customary confidentiality provision and customary covenants regarding non-competition, non-recruitment, non-solicitation and non-disparagement. The foregoing description of Mr. Emans’ Consulting Agreement does not purport to be complete and is qualified in its entirety by the Consulting Agreement, a copy of which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.
Following Mr. Emans’ notice of resignation, on October 23, 2017, the Board of Directors of the Company appointed John Palmer, the Company's Vice President - Accounting, to serve as its Principal Accounting Officer and its Principal Financial Officer, effective as of Mr. Emans’ departure from the Company on November 1, 2017 and continuing until a new Chief Financial Officer has been hired. In connection with Mr. Palmer’s appointment as Principal Accounting and Financial Officer, Mr. Palmer will receive a cash bonus of $50,000 that will be paid upon the earlier of (i) the hiring of a new Chief Financial Officer or (ii) March 31, 2018. If a new Chief Financial Officer is not hired prior to March 31, 2018, Mr. Palmer will receive an additional $10,000 per month until the new Chief Financial Officer is hired. There is no family relationship between Mr. Palmer and any director, executive officer, or person chosen by the Company to become a director or executive officer. There are no transactions to which the Company or any of its subsidiaries is a party and in which Mr. Palmer has a direct or indirect material interest subject to disclosure under Item 404(a) of Regulation S-K, and there are no arrangements or understandings between Mr. Palmer and any other persons pursuant to which he was selected to serve as the Company’s Principal Accounting and Financial Officer.
.

Mr. Palmer, 51, has served as the Company’s Vice President - Accounting since February 2017. Prior to joining the Company, Mr. Palmer served as Vice President and Chief Accounting Officer at Sizmek, Inc., a global technology company that provides technology-enabled advertising services, from the time it was spun-off from Digital Generation, Inc. in February 2014 until February 2017. Mr. Palmer served as Vice President and Controller at Digital Generation, Inc. from March 2003 to February 2014. Prior to that, Mr. Palmer held a variety of controller positions for technology companies, including Entrust Technologies, Inc. and Nortel Networks, Inc. He began his career working at each of KPMG and Ernst & Young.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.1	First Amendment to Employment Agreement dated September 5, 2017 between Blucora, Inc. and John S. Clendening	8-K	September 5, 2017	10.1
10.2	Consulting Agreement Dated October 25, 2017 between Blucora, Inc, and Eric M. Emans				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended September 30, 2017, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Eric M. Emans
Eric M. Emans Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	October 26, 2017