Form 10-K
period 2017-12-31
BLUCORA, INC.
filed 2018-03-01
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2017
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐    No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒ No    ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒ No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2017, based upon the closing price of Common Stock on June 30, 2017 as reported on the NASDAQ Global Select Market, was $937.8 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 21, 2018, 46,710,439 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the definitive proxy statement to be filed by the registrant in connection with the 2018 Annual Meeting of Stockholders (the “Proxy Statement”).

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding:

•	our ability to effectively implement our future business plans and growth strategy, including our ability to achieve the anticipated benefits of our Strategic Transformation (as defined below);

•	our ability to effectively compete within our industry;

•	our ability to attract and retain customers, as well as our ability to provide strong customer service;

•	our future capital requirements and the availability of financing, if necessary;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	our ability to generate strong investment performance for our customers and the impact of the financial markets on our customers’ portfolios;

•	political and economic conditions and events that directly or indirectly impact the wealth management and tax preparation industries;

•	our ability to attract and retain productive financial advisors;

•	our ability to respond to rapid technological changes, including our ability successfully release new products and services or improve upon existing products and services;

•	our expectations concerning the revenues we generate from fees associated with the financial products that we distribute;

•	our ability to comply with regulations applicable to the wealth management and tax preparation industries, including increased costs associated with new or changing regulations;

•	our ability to successfully transition our wealth management business to a new clearing platform and our expectations concerning the benefits that may be derived therefrom;

•	risks associated with the use and implementation of information technology and the effect of security breaches, computer viruses and computer hacking attacks;

•	our ability to comply with laws and regulations regarding privacy and protection of user data;

•	our ability to maintain our relationships with third party partners, providers, suppliers, vendors, distributors, contractors, financial institutions and licensing partners;

•	our beliefs and expectations regarding the seasonality of our business;

•	risks associated with litigation;

•	our ability to attract and retain qualified employees;

•	our assessments and estimates that determine our effective tax rate;

•	the impact of new or changing tax legislation on our business and our ability to attract and retain customers;

•	our ability to develop, establish and maintain strong brands;

•	our ability to protect our intellectual property and the impact of any claim that we have infringed on the intellectual property rights of others; and

•	our ability to effectively integrate companies or assets that we acquire.
Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under Item 1A, "Risk Factors," and elsewhere in this report. You should not rely on forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. We do not undertake any obligation to update any forward-looking statement to reflect new information, events, or circumstances after the date of this Annual Report on Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.
PART I

ITEM 1. Business
General Overview
Blucora, Inc. (referred to throughout this report as “Blucora,” the "Company", "we," "us," or "our") is a Delaware corporation that was founded in 1996, and, through organic growth and strategic acquisitions, we have become a leading provider of technology-enabled financial solutions to consumers, small business owners, and tax professionals. Our products and services in wealth management and tax preparation that we offer through HDV Holdings, Inc. and its subsidiaries (“HD Vest”) and TaxAct, Inc. and its subsidiary (“TaxAct”), respectively, help consumers to manage their financial lives.
HD Vest provides financial advisors, who affiliate with HD Vest’s registered broker-dealer, investment adviser and/or insurance subsidiaries as independent contractors, an integrated, open platform that includes a broad variety of products offered through our brokerage, investment advisory, and insurance services to assist in making each financial advisor a financial service center for his/her clients. We regularly review the commissions and fees we charge for these products and services in light of the evolving regulatory and competitive environment and changes in client preferences and needs. We do not offer any proprietary products. As of December 31, 2017, approximately 4,000 advisors with branch offices in all 50 states utilized our HD Vest platform and supported approximately $44.0 billion of assets for almost 350,000 clients. HD Vest generates revenue primarily through securities and insurance commissions, quarterly investment advisory fees based on assets under management, and other fees.
TaxAct provides affordable digital do-it-yourself (“DDIY”) tax preparation solutions for consumers and small business owners, and preparation software for tax professionals. During the year ended December 31, 2017, TaxAct powered approximately 4,500,000 consumer e-files and another 1,800,000 e-files through the 21,000 tax professionals who used TaxAct to prepare and file their taxes or those of their clients. TaxAct generates revenue primarily through its online service at www.TaxAct.com. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada.
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
In January 2012, InfoSpace acquired TaxAct, a leading provider of digital tax preparation solutions for consumers, small business owners, and tax professionals (our “Tax Preparation” business). In connection with this acquisition, InfoSpace changed its name to Blucora, Inc. in June 2012.
In August 2013, Blucora acquired Monoprice, Inc. (“Monoprice”), an e-commerce company that sold self-branded electronics and accessories to both consumers and businesses (our “E-Commerce” business).
In July 2015, Blucora acquired SimpleTax Software Inc. (“SimpleTax”), a provider of online tax preparation services for individuals in Canada.
For further detail on these acquisitions, see "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
On October 14, 2015, we announced our plans to continue to operate our TaxAct subsidiary and to acquire HD Vest in order to focus on the technology-enabled financial solutions market (the “Strategic Transformation”). The acquisition of HD Vest closed on December 31, 2015. Through its registered broker-dealer, registered investment adviser, and insurance agency subsidiaries, HD Vest operates the largest U.S. tax-professional-oriented independent broker-dealer, providing wealth management solutions to financial advisors and their clients nationwide (our “Wealth Management” business). HDV Holdings, Inc. is the parent company of the Wealth Management business and owns all outstanding shares of HD Vest, Inc., which serves as a holding company for our various financial services subsidiaries. Those subsidiaries include HD Vest Investment Securities, Inc. (a registered broker-dealer), HD Vest Advisory Services, Inc. (a registered investment adviser), and HD Vest Insurance Agency, LLC (three insurance agencies domiciled in Texas, Massachusetts, and Montana). The Tax Preparation business consists of the operations of TaxAct, Inc. and its subsidiary ("TaxAct") and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com (collectively referred to as the "Tax Preparation business" or the "Tax Preparation segment").
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
On October 27, 2016, as part of the Strategic Transformation and “One Company” operating model, Blucora announced plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The actions to relocate the corporate headquarters were intended to drive efficiencies and improve operational effectiveness. See "Note 5: Restructuring" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information. The restructuring is now substantially complete and it is expected to be completed by early 2018.
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
Business Overview
Wealth Management Business
HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. Unlike traditional independent broker-dealers and/or investment advisers whose client relationships are limited to providing investment advice, most HD Vest advisors have long-standing tax advisory relationships that anchor their wealth management businesses. We believe that tax and accounting professionals, with their existing client relationships and in-depth knowledge of their clients’ financial situations, have a competitive advantage and are better positioned than competitors to provide tailored financial solutions that enable clients to meet their goals. HD Vest primarily recruits independent tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest has designed a learning management system for its advisors, branded VestU™, with curriculum that introduces advisors to the investment business and helps them build their practices. The comprehensive training curriculum is administered through numerous outlets, including an annual three-day national sales conference, approximately 600 specialized local training events held annually, and on-demand learning paths.
HD Vest's business model provides an open-architecture investment platform and technology tools to help financial advisors identify investment opportunities for their clients, while the long-standing tax advisory relationships provide a large client base of possible investment clients. This results in an experienced and stable network of financial advisors, who have multiple revenue-generating options to diversify their earnings sources, and have access to HD Vest's innovative Mentor program and Chapter meetings. HD Vest also has a highly experienced home office team that is focused on solutions tailored to the advisor's practice. The home office team provides marketing, practice management, insurance and annuity, wealth management, compliance, succession planning, and other support to our advisors.
Tax Preparation Business
TaxAct, a top-three provider of digital tax preparation solutions, based upon the number of e-files made in 2017, has leveraged its strong brand, comprehensive suite of tax preparation solutions, and proven online lead generation capabilities to enable the filing of more than 64 million federal consumer tax returns in the U.S. and Canada since 2000. TaxAct operates as the value player in its market, with a mission to empower people to navigate the complexities of tax preparation with ease and accuracy at a fair price.
TaxAct's offerings come with a price lock guarantee, whereby the price at the start of the tax return filing process is the price when the return is filed, rather than pricing the offering at the time that the tax return is filed. We believe this price lock guarantee ensures price transparency and differentiates TaxAct from its competitors. TaxAct also provides an accuracy guarantee, where, if an error in our software results in a smaller refund or larger tax liability than the customer would receive using the same data with another tax preparation product, we will pay to the customer the difference in the refund or liability (up to $100,000) and refund the applicable software fees the customer paid us. In addition to these core offerings, TaxAct offers ancillary services such as refund payment transfer, audit defense, stored value cards, and retirement investment accounts through HD Vest, and a marketplace for customers to take advantage of personalized tax and financial savings opportunities through third party product providers. TaxAct has an established reputation that we believe is attractive to customers.
We had three offerings for consumers for tax year 2016, which is the basis for TaxAct's 2017 operating results:

•	A "free" federal and state edition that handled simple returns;

•	A "plus" offering that contained all of the basic offering features in addition to tools to maximize credits and deductions, and enhanced reporting; and

•	A "premium" offering that contained all of the plus offering features in addition to tools for self-employed individuals to maximize credits and deductions.
For our offerings, state returns can be filed for free for free simple filers, or through the separately-sold state edition. We also had an offering for small business owners.
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
Favorable Industry Trends

•
Wealth Management Industry Trends - We believe that HD Vest is and will be the beneficiary of several positive industry trends, including growth of investable assets driven by baby boomers’ retirement accounts, a continued migration to independent advisor channels, liquidity events and a continued shift toward household use of financial advisors.

•
Tax Preparation Industry Trends - TaxAct participates in the consumer DDIY tax preparation solutions market, which is the fastest growing segment in the tax preparation industry and is bolstered by a growing millennial population that continues to adopt technology-enabled financial solutions that drive value and ease in their everyday lives, and we believe that tax simplification will drive digital consumer growth.

Executing our Growth Strategies

•
Brand Differentiation - A key objective of our strategy is to differentiate our HD Vest and TaxAct brands. It is important that our advisors, their clients, and our customers clearly identify and connect with our brands for the quality of products and services that we offer, as well as our values. In 2017, we took initial steps in this effort, beginning in the tax season, and we expect to make additional investments over time. Additionally, we believe that the synergies between HD Vest and TaxAct will provide additional brand differentiation opportunities and strengthen our connection with our advisors, their clients, and our customers.

•
Innovate Continuously - As emerging technology and market trends change the way people manage their financial lives, our solutions also evolve. The retention and growth of our customer and advisor base are dependent, in part, upon our ability to deliver technology-enabled financial solutions that optimize user experience and capitalize on current technology, and provide innovations that integrate proven wealth management goals-based planning and portfolio management technology with tax planning and preparation technology.

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

Research and Development
Our wealth management and tax preparation services are delivered primarily via software and online platforms. Since the markets for software and online technology are characterized by rapid technological change, shifting customer needs and frequent new product introductions and enhancements, a continuous high level of investment is required to innovate and quickly develop new products and services as well as enhance existing offerings. Our product development efforts are becoming more important than ever as people and businesses are increasingly connected by technology and expect access to services at any place or time. Our research and development expenses were $13.3 million in 2017, $13.7 million in 2016 (which includes research and development by the HD Vest business beginning on January 1, 2016), and $4.8 million in 2015.
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
Wealth Management Competition
The wealth management industry is a highly competitive global industry. We and our financial advisors compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisers, asset managers, banks and insurance companies, and direct distributors such as 1st Global and Cetera Financial Group, as well as larger broker-dealers such as Raymond James Financial. Mergers and acquisitions have resulted in consolidation in the wealth management industry. As a result, many of our competitors may have greater financial resources, broader and deeper distribution capabilities, and a more comprehensive offering of products and services. We and our financial advisors compete directly with those companies for the provision of products and services to clients, as well as for retention and hiring of financial advisors.
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
Tax Preparation Competition
Our TaxAct business operates in a very competitive marketplace. There are many competing software products and online services. Intuit’s TurboTax and H&R Block's DDIY consumer products and services have a significant percentage of the software and online service market. Our TaxAct business must also compete with alternate methods of tax preparation such as storefront tax preparation services, which includes both local tax preparers and large chains such as H&R Block, Liberty Tax, and Jackson Hewitt, and it may also be subject to new market entrants who may take some of our market share. Finally, our TaxAct business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxAct’s software and services.
We believe that our competitive position in the market for tax preparation software and services is a function of our ability to:

•	differentiate our brand versus those of competitors;

•	offer competitive pricing;

•	continue to offer high-quality, easy-to-use, and accessible software and services that are compelling to consumers;

•	market the software and services in a cost effective way; and

•	offer ancillary services that are attractive to users, including enhanced tax and wealth management services through HD Vest.
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
Governmental Regulation
Blucora is a publicly traded company that is subject to Securities and Exchange Commission (“SEC”) and NASDAQ Global Select Market rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance. The adoption of the Sarbanes-Oxley Act of 2002, as well as the implementation of the Dodd-Frank Wall Street Reform and Consumer Protection Act (“Dodd-Frank Act”), have significantly expanded the nature and scope of these rules and regulations. Our Wealth Management and Tax Preparation segments are subject to federal and state government requirements, including regulations related to consumer protection, user privacy, security, pricing, taxation, intellectual property, labor, advertising, broker-dealers, securities, investment advisers, asset management, insurance, listing standards, and product and services quality.
Our Wealth Management segment is subject to additional financial industry regulations and supervision, including by the SEC, the Financial Industry Regulatory Authority (“FINRA”), the Department of Labor (“DOL”), state securities and insurance regulators, and other regulatory authorities. Our Wealth Management subsidiary HD Vest Investment Securities, Inc. is a broker-dealer registered with the SEC, a member of FINRA, and a member of the Securities Investor Protection Corporation and the Depository Trust & Clearing Corporation. Broker-dealers and their representatives are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers, and employees, and general anti-fraud provisions. Broker-dealers and their representatives are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks, because rules and regulations frequently change and are subject to varying interpretations, among other reasons. Regulators make periodic examinations of our broker-dealer operations and review annual, monthly, and other reports on our operations and financial condition. Violations of rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its representatives or its officers or employees, or other similar adverse consequences.
Our Wealth Management subsidiary, HD Vest Advisory Services, Inc. is registered with the SEC as an investment adviser and is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, advisory fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions. The SEC periodically examines our investment adviser operations and reviews annual, monthly, and other reports on our operations and financial condition. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and other federal securities laws, ranging from fines and censure to termination of an investment adviser’s registration. Investment adviser representatives also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, profit disgorgement, fines, or other similar adverse consequences.
Our Wealth Management subsidiaries offer certain products and services subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Internal Revenue Code (the “Code”), and to regulations promulgated under ERISA or the Code, insofar as they provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving plans (as defined in Section 4975(e)(1), which includes individual retirement accounts and Keogh plans) and service providers, including fiduciaries, to such plans. Section 4975 imposes excise taxes for violations of these prohibitions.
In April 2016, the DOL adopted regulations (the “DOL fiduciary rule”) expanding the definition of who is a fiduciary under ERISA, and specifying how such fiduciaries must provide investment advice to account holders in ERISA plans, individual retirement accounts (“IRAs”), and certain other types of accounts described in the Code (collectively, “Covered Accounts”). The DOL fiduciary rule as currently drafted brings virtually all of the investment products and services HD Vest currently provides to IRA owners within the scope of ERISA and would require HD Vest to make significant changes to its policies, procedures and products with respect to Covered Accounts. In November 2017, however, the DOL formally delayed the effective date of key portions of the DOL fiduciary rule until July 2019. The purpose of this delay is to allow the DOL time to review and potentially substantially revise the fiduciary rule, and to facilitate coordination between the DOL and SEC potentially to promulgate uniform standards of conduct for all financial professionals. It is uncertain what further actions the DOL or SEC will take with respect to these matters or when any further rulemaking will be complete or effective. During this delay, HD Vest, when dealing with Covered Accounts, must follow the DOL’s Impartial Conduct Standards, which require HD Vest to act in the best interest of investors in Covered Accounts, charge no more than reasonable compensation, and avoid making material misrepresentations. See the section entitled "Risks Associated With our Businesses" in Part I Item 1A of this report for more information about the risks associated with future regulations and their potential impact on our operations.
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
The Trump Administration has called for a broad review of, and potentially significant changes to, U.S. fiscal and tax laws and regulations. These changes have resulted in comprehensive tax reform and include the rolling back or repeal of various financial regulations, including the DOL fiduciary rule and the Dodd-Frank Act. We cannot predict the impact, if any, of these changes to our businesses. However, it is possible that some policies adopted by the new administration will benefit us and others will negatively affect us. Until we know what changes are enacted, we will not know whether in total we benefit from, or are negatively affected by, the changes.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to promulgate regulations that may have an impact on our operations.
See the section entitled "Risks Associated With our Businesses" in Part I, Item 1A of this report for additional information regarding risks related to governmental regulation of our business.
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
Employees
As of December 31, 2017, we had 487 full-time employees. None of our employees are represented by a labor union, and we consider employee relations to be positive. There is significant competition for qualified personnel in the industries in which we operate, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.
Company Internet Site and Availability of SEC Filings
Our corporate website is located at www.blucora.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the SEC, as well as any amendments to those filings. Our SEC filings, as well as our Code of Ethics and Conduct and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.
ITEM 1A. Risk Factors
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described below. The occurrence of one or more of the events listed below could also have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption, which is referred to throughout these Risk Factors as a “Material Adverse Effect.”
RISKS ASSOCIATED WITH OUR BUSINESSES
We may not be able to achieve the anticipated benefits of our Strategic Transformation, which could have a Material Adverse Effect.
On October 14, 2015, we announced our Strategic Transformation plans. The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content business that was operated through our former InfoSpace LLC subsidiary and our E-Commerce business that consisted of the operations of Monoprice, Inc. in 2016. As part of the Strategic Transformation and our model of operating as "One Company," we relocated our corporate headquarters in 2017 from Bellevue, Washington to Irving, Texas.
We may fail to realize the anticipated benefits of the Strategic Transformation, including the expected operational, revenue, cost synergies, and other business synergies between our Wealth Management and Tax Preparation businesses and the level of revenue and profitability growth that we are expecting, whether attributable to regulatory limitations, operational realities, or otherwise. In addition, we have incurred and may continue to incur liabilities in connection with the Strategic Transformation, including liabilities from retention bonuses, severance payments, early termination or assignment of contracts, potential failure to meet obligations due to loss of employees or resources, and resulting litigation. We may also face difficulties, including loss of personnel, disruptions in our ongoing operations, and diversion of management’s attention from ongoing operations and opportunities, as we continue to integrate our operations, technologies, products, services, IT systems, controls, benefit plans, and policies and procedures. If we are not able to achieve the anticipated benefits of the Strategic Transformation, it could have a Material Adverse Effect.
In connection with our Strategic Transformation, we have had a leadership transition and have replaced nearly all of our executive officers (excluding our Chief Executive Officer). While many of our executive officers have relevant industry experience, they are new to our Company. In addition, in connection with the relocation, we have also replaced nearly all of our corporate employees. Changes in senior management and employee transitions are inherently disruptive and can be difficult to manage, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Periods of transition in senior management leadership are often difficult as the new executives gain detailed knowledge of our operations and due to cultural differences that may result from changes in strategy and style. Our lack of consistent leadership that is experienced with our Company may cause concerns to third parties with whom we do business, and may increase the likelihood of turnover of our employees and, in the case of our Wealth Management business, turnover of advisors. If we are not effective in managing these leadership and employee transitions, our business could be adversely impacted and could have Material Adverse Effect.
The Tax Preparation and Wealth Management markets are very competitive, and failure to effectively compete could result in a Material Adverse Effect.
Our Tax Preparation business operates in a very competitive marketplace. There are many competing software products and online services. Intuit’s TurboTax and H&R Block’s products and services have a significant percentage of the software and online service market. Our Tax Preparation business must also compete with alternate methods of tax preparation, such as storefront tax preparation services, which includes both local tax preparers and large chains such as H&R Block, Liberty Tax, and Jackson Hewitt, and it may also be subject to new market entrants who may take some of our market share. Finally, our Tax Preparation business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxAct’s software and services. As digital do-it-yourself tax preparation continues to be characterized by intense competition, including heavy marketing expenditures, price-based competition, and new entrants, maintaining and growing share becomes more challenging unless brand relevance, customer experience, and feature/functionality provide meaningful incremental value. If we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers; market the software and services in a cost-effective manner; offer ancillary services that are attractive to users; and develop the software and services at a low enough cost to be able to offer them at a competitive price point, it could result in a Material Adverse Effect.

Our Tax Preparation business also faces potential competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. Although the Free File Alliance, which is an Internal Revenue Service partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines, has kept the federal government from being a direct competitor to our tax offerings, we anticipate that governmental encroachment at both the federal and state levels may present a continued competitive threat to our business for the foreseeable future. The current agreement with the Free File Alliance is scheduled to expire in October 2020.
The wealth management industry in which our Wealth Management business also operates is highly competitive, and we may not be able to maintain our customers, financial advisors, distribution network, or the terms on which we provide our products and services. Our Wealth Management business competes based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, technology, product offerings and features, price, and perceived financial strength. Competitors in the wealth management industry include broker-dealers, banks, asset managers, insurers, and other financial institutions. Many of these competitors have greater market share, offer a broader range of products, and have greater financial resources. In addition, over time certain sectors of the wealth management industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This consolidation could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. In addition, our Wealth Management business seeks to differentiate itself on the basis of offering tax-smart investing advice and solutions. There is no guarantee that this differentiation will be meaningful to our customers and potential customers, or that another competitor will not adopt a similar strategy more effectively. In either case, our ability to compete effectively in the market could be damaged.
Poor service or performance of the financial products we offer or competitive pressures on pricing of such services or products may cause our Wealth Management business customers to withdraw assets on short notice.

Customer service and investment performance are important factors in the success of our Wealth Management business. Strong customer service and investment performance help increase customer retention and generate sales of products and services. In contrast, poor service or investment performance could impair our revenues and earnings, as well as our prospects for growth. Customers can terminate their relationships with us or our financial advisors at will. There can be no assurance as to how future investment performance will compare to that of our competitors, and historical performance is not indicative of future returns. A decline or perceived decline in investment performance, on an absolute or relative basis, could cause a decline in sales of mutual funds and other investment products, an increase in redemptions and the termination of asset management relationships. Such actions may reduce our aggregate amount of assets under management and reduce management fees. Poor investment performance could also adversely affect our ability to expand the distribution of our products through independent financial advisors.
In addition, the emergence of new financial products or services from others, or competitive pressures on pricing of such services or products, may result in the loss of accounts in our Wealth Management business. We must also monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust commission and fee rates, interest rates on deposits and margin loans, and other fee structures to remain competitive. Competition from other financial services firms, such as reduced commissions to attract customers or trading volume, direct-to-investor online financial services, or higher deposit interest rates to attract customer cash balances, could adversely impact our business. Customers of our Wealth Management business can also reduce the aggregate amount of their assets managed by us or shift their funds to other types of accounts with different rate structures, for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors’) reputation in the marketplace, changes in customer management or ownership, loss of key investment management personnel and financial market performance. A reduction in managed assets and decrease in revenues and earnings from any of these events, could have a Material Adverse Effect.
Changes in domestic and international economic, political and other factors could have a Material Adverse Effect on our business.

Our Wealth Management business operates in the United States and global financial markets, and our Tax Preparation business offers tax filing services in the United States federal jurisdiction, various state jurisdictions and Canada. Accordingly, we are affected by United States and global economic and political conditions that directly and indirectly impact a number of factors in the domestic and global financial markets and economies, which may be detrimental to our operating results. In addition, because the significant majority of our revenue is derived within the United States, economic conditions in the United States have an even greater impact on us than companies with a more diverse international presence.

Domestic and international factors that could affect our business include, but are not limited to, trading levels, investing, origination activity in the securities markets, security and underlying asset valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, the supply of and demand for loans and deposits, United States and foreign government fiscal and tax policies, United States and foreign government ability, real or perceived, to avoid defaulting on government securities, inflation, decline and stress or recession in the United States and global economies generally, terrorism and armed conflicts, and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, certain life events, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality.

While United States and global financial markets have, at a macro level, recently experienced growth, uncertainty and potential volatility remain. A period of sustained downturns and/or volatility in the securities markets, prolonged continuation of the artificially low level of short-term interest rates, a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors could have a Material Adverse Effect on our business. We could experience a decline in commission revenue from lower trading volumes, a decline in fees from reduced portfolio values of securities managed on behalf of our customers, a reduction in revenue from capital markets and advisory transactions due to reduced activity, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. Periods of reduced revenue and other losses could be accompanied by periods of reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short time periods is limited.

Other more specific trends may also affect our financial condition and results of operations, including, for example: changes in the mix of products preferred by investors that may cause increases or decreases in our fee revenues associated with such products, depending on whether investors gravitate towards or away from such products. The timing of such trends, if any, and their potential impact on our financial condition and results of operations are beyond our control.

Challenging economic times and changes to the tax code (personal and/or corporate), such as the recent changes passed under the Tax Cuts and Jobs Act, could cause potential new customers not to purchase or to delay purchasing of our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could have a Material Adverse Effect. See "We may be negatively impacted by the recently passed Tax Cuts and Jobs Act or by any future changes in tax laws" for a discussion of risks related to changes in the tax code.

Each of these factors could impact customer activity in all of our businesses and have a Material Adverse Effect. In addition, these factors also may have an impact on our ability to achieve our strategic objectives and to grow our business.

If we are unable to attract and retain productive advisors, our financial results will be negatively impacted.
Our Wealth Management business derives a large portion of its revenues from commissions and fees generated by its advisors. Our ability to attract and retain productive advisors has contributed significantly to our growth and success. If we fail to attract new advisors or to retain and motivate our current advisors, our business may suffer. In addition, the wealth management industry in general is experiencing a decline in the number of younger financial advisors entering the industry. We are not immune to that industry trend. If we are unable to replace advisors as they retire, or to assist retiring advisors with transitioning their practices to existing advisors, we could experience a decline in revenue and earnings.
The market for productive advisors is highly competitive, and we devote significant resources to attracting and retaining the most qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers.

Financial industry competitors are increasingly offering guaranteed contracts, upfront payments, and greater compensation to attract successful financial advisors. These can be important factors in a current advisor’s decision to leave us as well as in a prospective advisor’s decision to join us. If we are not successful in retaining highly qualified advisors, we may not be able to recover the expense involved in attracting and training these individuals. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives. Moreover, the costs associated with successfully attracting and retaining advisors could be significant and there is no assurance that we will generate sufficient revenues from those advisors’ business to offset those costs.
In addition, as some of HD Vest’s advisors grow their assets under management, they may decide to disassociate from HD Vest to establish their own registered investment advisers (“RIAs”) and take customers and associated assets into those businesses. HD Vest seeks to deter advisors from taking this route by continuously evaluating its technology, product offerings, and service, as well as its advisor compensation, fees, and pay-out policies, to ensure that HD Vest is competitive in the market and attractive to successful advisors. We may not be successful in dissuading such advisors from forming their own RIAs, which could cause a material volume of customer assets to leave HD Vest’s platform, which would reduce our revenues and could cause a Material Adverse Effect.

Future revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.

The tax preparation and wealth management industries are characterized by rapidly changing technology, evolving industry and security standards, and frequent new product introductions. Our competitors in these industries offer new and enhanced products and services every year. Consequently, customer expectations are constantly changing. We must successfully innovate and develop or offer new products and features to meet evolving customer needs and demands, while continually updating our technology infrastructure. We must devote significant resources to developing our skills, tools, and capabilities in order to capitalize on existing and emerging technologies. Our inability to quickly and effectively innovate our products, services, and infrastructure could result in a Material Adverse Effect.

We have recently begun offering our online tax preparation products and services through our mobile app. We have limited experience to date in mobile platform development, and our existing user experience may not be compelling on mobile devices. Given the speed at which new devices and platforms are being released, it is difficult to predict the problems we may encounter in connection with our mobile app, and we may need to devote significant resources to the creation, support, and maintenance of new user experiences. If our customers don’t deem our new mobile app user friendly or if they deem our competitors’ mobile app more user friendly or better than ours, our market share will decline, which could have a Material Adverse Effect. In addition, we regularly make upgrades to the technology we use for our tax preparation product that are expected to provide a better user experience and help us to keep existing customers or attract new customers. If our mobile app or the other upgrades we make to the technology we use in our Tax Preparation business are not successful, it could result in wasted development costs, damage to our brands and market share, any of which could have a Material Adverse Effect.

Our business depends on fees generated from the distribution of financial products and fees earned from management of advisory accounts.
A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fee revenue from the investment management and distribution services we provide on behalf of the mutual funds and annuities. The investment management fees we are paid may also decline over time due to factors such as increased competition, renegotiation of contracts and the introduction of new, lower-priced investment products and services. Changes in market values or in the fee structure of asset management accounts would affect our revenues, business and financial condition. Asset management fees often are primarily comprised of base management and incentive fees. Management fees are primarily based on assets under management, which are impacted by net inflow/outflow of customer assets and market values. Below-market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new customers and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, in periods of declining market values, our asset values under management may also decline, which would negatively impact our fee revenues and could have a Material Adverse Effect.

Government regulation of our business, including increased regulation or the interpretation of existing laws, rules or regulations, could have a Material Adverse Effect.

We are subject to federal, state, and local laws and regulations that affect our business, such as financial services, data privacy and security requirements, tax, digital content, employment, consumer protection and fraud protection, among others. In addition, there have been significant new regulations and heightened focus by the government on many of the laws and regulations that affect our both our Wealth Management and our Tax Preparation businesses, as well as in areas such as insurance and healthcare. As we complete our Strategic Transformation and expand our products and services and revise our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours as well as the laws of other jurisdictions in which we operate, and if we are found to not be in compliance with certain laws, rules or regulations, it could have a Material Adverse Effect. Increased or new regulatory requirements or changes in the interpretation of existing laws, rules or regulations could, among other things, result in penalties or fines, impose significant limitations, require changes to our business, require certain notifications to customers, customers, or employees, restrict our use of personal information, cause our customers cease utilizing our products or services, could make our business more costly, less efficient, or impossible to conduct, may require us to modify our current or future products or services in a manner that is detrimental to our business and could result in additional compliance costs, which could have a Material Adverse Effect

The Trump Administration has called for a broad review of, and potentially significant changes to, certain U.S. laws and regulations, including but not limited to the U.S. tax code, the Department of Labor (the "DOL") fiduciary rule (the "Fiduciary Rule") and the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Dodd-Frank Act"), which could result in changes that negatively affect us. We cannot predict whether, when or to what extent any new or changes to existing U.S. federal laws, regulations, interpretations or rulings will be issued or the impact of any such changes on our Tax Preparation or Wealth Management businesses. See “The recently passed Tax Cuts and Jobs Act could have a Material Adverse Effect” for additional risks recent changes in tax laws.
The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by the government or private entities, new interpretations of existing laws may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our Tax Preparation business or offer our tax preparation products and services. We may not be able to respond quickly to such regulatory, legislative and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, rules or regulations, we may become subject to lawsuits, penalties, fines and other liabilities that did not previously apply. We are also required to comply with Federal Trade Commission (the “FTC”) requirements and a variety of state revenue agency standards. Requirements imposed by the FTC or state agencies, including new requirements or their interpretation of existing laws, rules or regulations, could be burdensome on our business, cause us to lose market share due to product changes we are required to implement or may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner and at an acceptable price, all of which could have a Material Adverse Effect. In addition, in our Tax Preparation business, we generate revenue from certain financial products related to our tax preparation software and services. These products include prepaid debit cards on which a tax filer may receive his or her tax refund and the ability of certain of our users to have the fees for our services deducted from their tax refund. Any regulation of these products by state or federal governments, or any competing products offered by state and federal tax collection agencies, could materially and adversely impact our revenue from these financial products.
In addition, we are subject to laws, regulations, and industry rules relating to the collection, use, and security of user data. We expect regulation in this area to increase, and our current data protection policies and practices may not be sufficient and thus may require modification. We have incurred, and may continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations.
Our ability to comply with all applicable laws, rules and regulations, and interpretations is largely dependent on our establishment and maintenance of compliance, audit, and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, and risk management personnel. While we have adopted systems, policies, and procedures reasonably designed to comply or facilitate compliance with all applicable laws, rules and regulations, and interpretations, these systems, policies, and procedures may not be fully effective. There can be no assurance that we will not be subject to investigations, claims, or other actions or proceedings by regulators or third-parties with respect to our past or future compliance with applicable laws, rules, and regulations, the outcome of which may have a Material Adverse Effect.
If we fail to comply with applicable laws, rules, regulations and guidance, such failure could have a Material Adverse Effect. See “Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations could have a Material Adverse Effect" for additional information regarding the regulation of our business.

Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations could have a Material Adverse Effect.
Our Wealth Management business is heavily regulated by multiple agencies, including the Securities and Exchange Commission (“SEC”), the DOL, the Financial Industry Regulatory Authority, state securities and insurance regulators, and other regulatory authorities. Failure to comply with these regulators’ laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect.
The regulatory environment in which our Wealth Management business operates is continually evolving, and the level of financial regulation to which we are subject has generally increased in recent years. Among the most significant regulatory changes affecting our Wealth Management business is the Dodd-Frank Act, which mandates broad changes in the supervision and regulations of the wealth management industry. Regulators implementing the Dodd-Frank Act have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we will market HD Vest products and services, manage HD Vest operations, and interact with regulators. In addition, the Trump Administration has called for a broad review of, and potentially significant changes to, U.S. fiscal laws and regulations, including the Dodd-Frank Act. If such changes are enacted, they could negatively impact our Wealth Management business and cause a Material Adverse Effect.
In 2016, the DOL enacted the Fiduciary Rule, which redefines who may be considered a fiduciary under ERISA and how such fiduciaries must provide investment advice to individual retirement accounts or other accounts, the assets of which are subject to section 4975 of the Internal Revenue Code (collectively, the "Covered Accounts"). During 2017, Covered Accounts made up over half of the assets under administration in our Wealth Management business. The Fiduciary Rule will bring virtually all of the investment products and services that our Wealth Management business currently provides to Covered Account owners within the scope of ERISA.
The DOL has delayed the effective date of key portions of the Fiduciary Rule to July 2019. Other portions of the Fiduciary Rule, however, remain in effect, including the Impartial Conduct Standards. The purpose of the delay is to permit the DOL to reassess the Fiduciary Rule, as well as to facilitate coordination between the DOL and the SEC on rulemaking toward possible uniform standards of conduct for all investment professionals. We cannot predict if and when the DOL or the SEC will complete any such rulemaking or what it will entail. Should the DOL or SEC adopt new standards of conduct and other requirements that heighten the duties of broker-dealers or investment advisers, it could result in additional compliance costs, lesser compensation, and management distraction, all of which could have a Material Adverse Effect on our business. Because the DOL’s Impartial Conduct Standards remain in effect, our Wealth Management business is required to continue good faith efforts to conform its business to these standards. Because Covered Accounts comprise a significant portion of our business, our failure to successfully conform to these standards could negatively impact our results due to increased costs related to compliance, legal and information technology changes.
Our Wealth Management business distributes its products and services through financial advisors who affiliate with us as independent contractors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our financial advisors as independent contractors. Although we believe we have properly classified our advisors as independent contractors, the U.S. Internal Revenue Service or other U.S. federal or state authorities or similar authorities may determine that we have misclassified our advisors as independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties, which could have a material adverse effect on our business model, financial condition, and results of operations.
In addition, the SEC and FINRA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, our Wealth Management business is subject to Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, and related requirements of self-regulatory organizations, which specify minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. As a result of the Net Capital Rule, our ability to withdraw capital from our subsidiaries that comprise our Wealth Management business could be restricted, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock, or pay dividends, which could have a Material Adverse Effect. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

Our Wealth Management business offers products sponsored by third parties, including but not limited to mutual funds, insurance, annuities and alternative investments. These products are subject to complex regulations that change frequently. Although we have controls in place to facilitate compliance with such regulations, there can be no assurance that our interpretation of the regulations will be consistent with various regulators’ interpretations, that our procedures will be viewed as adequate by regulatory examiners, or that the operating subsidiaries will be deemed to be in compliance with regulatory requirements in all material respects. If products sold by our Wealth Management business do not perform as anticipated due to market factors or otherwise, or if product sponsors become insolvent or are otherwise unable to meet their obligations, this could result in material litigation and regulatory action against us. In addition, we could face liabilities for actual or alleged breaches of legal duties to customers with respect to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our financial advisors.

See “ Government regulation of our business, including increased regulation or the interpretation of existing laws, rules or regulations, could have a Material Adverse Effect" for additional information regarding the regulation of our business.

The transition of our Wealth Management business to a new clearing platform may negatively impact our operations and our advisors and the customers of our Wealth Management business.
Our Wealth Management business has entered into a new clearing services relationship with Fidelity Clearing & Custody Solutions (“FCCS”), which becomes effective in September 2018 (the “Target Date”). The transition of our clearing business to FCCS involves significant operational, technological, and logistical effort, since it will require all HD Vest brokerage business and customer accounts to migrate to FCCS’s clearing platform, together with all of the underlying customer data. Should we experience material delays or complications in this effort, it could have a Material Adverse Effect on our business. In addition, our advisors or customers could be dissatisfied by the process of transitioning to FCCS, or by the different technology, systems, processes, policies and products FCCS offers. Should a significant number of advisors or customers, or assets under administration leave as a result, it could have a Material Adverse Effect.
The movement of business to a new clearing firm is an extremely complex and intensive undertaking and we have committed a significant amount of human, technological, and financial resources to ensure that the transition is successfully completed by the target date. Given the complexity and magnitude of the transition effort, however, there can be no guarantee that we will not experience delays, unexpected costs, technological failures, incompatibility of systems or policies, or loss of employees, advisors and customers. In completing the transition, we are dependent on key employees as well as outside contractors. If those employees or contractors leave HD Vest or the project before completion, it could significantly delay the completion of the transition. Failure to complete the transition to FCCS by the Target Date for any reason could result in a Material Adverse Effect.
We may not realize the financial, operational, and customer-experience benefits that we project from our transition to FCCS’s clearing platform. The technology, service and product offerings presented by FCCS may not be accepted by our advisors or customers at the levels we anticipate, and may not provide the level of benefits that we expect even if accepted. We also may not realize the level of conversion of direct-to-fund assets onto FCCS’s clearing platform that we anticipate. Should the number of accounts or assets that convert to FCCS’s platform fall short of expectations, we will likely receive less economic benefit from the new clearing arrangement than we expected, which could be material. Likewise, should the Federal Reserve not increase interest rates at the pace or to the levels anticipated, we would likely recognize lower revenue from the cash-sweep program under the new clearing arrangement, potentially in a material amount.
Our Wealth Management business is dependent on the performance, liquidity and continuity of its clearing firm. Should its clearing firm fail to provide clearing services at the contracted levels for any reason, or to suffer a liquidity event, it could result in a Material Adverse Effect.
Our operation systems and network infrastructure is subject to significant and constantly evolving cybersecurity and other technological risks, and the security measures that we have implemented to secure confidential and personal information may be breached; a potential breach may pose risks to the uninterrupted operation of our systems, expose us to mitigation costs, litigation, investigation, fines and penalties by authorities, claims by persons whose information was disclosed, and damage to our reputation.
We collect and retain certain sensitive personal data. Our Tax Preparation and Wealth Management businesses collect, use, and retain large amounts of confidential personal and financial information from their customers, including information regarding income, assets, family members, credit cards, tax returns, bank accounts, social security numbers, and healthcare. Maintaining the integrity of our systems and networks is critical to the success of our business operations, including the retention of our customers and advisors, and to the protection of our proprietary information and our customers' personal information. A major breach of our systems or those of our third-party service providers may have materially negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. We may detect, or we may receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers or our software. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited.

In addition, hackers may develop and deploy viruses, worms, and other malicious software programs that can be used to attack our offerings. Although we utilize network and application security measures, internal controls, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. Any such incident could cause a Material Adverse Effect and require us to expend significant resources to address these problems, including notification under data privacy regulations. In addition, our employees (including temporary and seasonal employees) and contractors may have access to sensitive and personal information of our customers, and employees. While we conduct background checks of our employees and these other individuals and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. In addition, we rely on third party vendors to host certain of our sensitive and personal information and data through cloud services. While we conduct due diligence on these third party partners with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these control measures, and, in any event, individuals or third parties may be able to circumvent and/or exploit vulnerabilities that may exist in these security and business controls, resulting in a loss of sensitive and personal customer or employee information and data.
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
Stolen identity refund fraud could impede our Tax Preparation customers’ ability to timely and successfully file their tax returns and receive their tax refunds, and could diminish customers’ perceptions of the security and reliability of our tax preparation products and services, resulting in negative publicity. Increased governmental regulation to attempt to combat that fraud could result in a Material Adverse Effect.

We and other companies offering tax preparation services (especially those offering DDIY solutions) have seen a rise in instances of criminals utilizing stolen information obtained through hacking, phishing, and other means of identity theft in order to electronically file fraudulent federal and state tax returns. As a result, impacted taxpayers must complete additional forms and go through additional steps in order to report to appropriate authorities that their identities have been stolen and their tax returns were filed fraudulently. Though we offer assistance in the refund recovery process, stolen identity refund fraud could impede our customers’ ability to timely and successfully file their returns and receive their tax refunds, and could diminish customers’ perceptions of the security and reliability of our tax preparation products and services, resulting in negative publicity, despite there having been no breach in the security of our systems. In addition, if stolen identity refund fraud is perpetrated at a material level through our tax preparation products or services, state, federal, or foreign tax authorities may refuse to allow us to continue to process our customers’ tax returns electronically. As a result, stolen identity fraud could have a Material Adverse Effect on our Tax Preparation business.

Federal, state, and foreign governmental authorities in jurisdictions in which we operate have taken action, and may take action in the future, in an attempt to combat stolen identity refund fraud, which may require changes to our systems and business practices in ways we cannot anticipate. These actions may have a Material Adverse Effect on our Tax Preparation business.

If we are unable to develop, manage, and maintain critical third party business relationships for our Tax Preparation and Wealth Management businesses, it could result in a Material Adverse Effect.
Our Tax Preparation and Wealth Management businesses are dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, and licensing partners, among others, in many areas of these businesses to deliver our services and products. In certain instances, the products or services provided through these third party relationships may be difficult to replace or substitute, depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third party providers or vendors in the market. The failure of third parties to provide acceptable and high quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations, which may materially reduce our revenues and profits, cause us to lose customers and customers, and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
Our Wealth Management business does not offer any proprietary financial products. Instead, it distributes investment and insurance products through distribution agreements with third-party financial institutions, including banks, mutual funds, and insurance companies. These products are sold by our advisors, who are independent contractors. Maintaining and deepening relationships with these unaffiliated distributors and advisors is an important part of our growth strategy because strong third-party distribution arrangements enhance our ability to market our products and increase our assets under management, revenues, and profitability. There can be no assurance that the distribution and advisor relationships we have established will continue. Our distribution partners and advisors may cease to operate, consolidate, institute cost-cutting efforts, or otherwise terminate their relationship with us. Any such reduction in access to third-party distributors and advisors may have a material adverse effect on our ability to market our products and to generate revenue in our Wealth Management segment. In addition, there are risks associated with our third-party clearing firm that we rely on to provide clearing services for our Wealth Management business that are discussed above.
Access to investment and insurance product distribution channels is subject to intense competition due to the large number of competitors and products in the broker-dealer, investment advisory and insurance industries. Relationships with distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of revenue we realize based on sales of particular products or customer assets. In addition, regulatory changes (such as the Fiduciary Rule) may negatively impact our revenues and profits related to particular products or services. Any increase in the costs to distribute our products or reduction in the type or amount of products made available for sale, or revenue associated with those products, could have a Material Adverse Effect.
The seasonality of our Tax Preparation business requires a precise development and release schedule and any delays or issues with accuracy or quality may damage our reputation and could result in a Material Adverse Effect.
Our tax preparation software and online service must be ready to launch in final form near the beginning of each calendar year to take advantage of the full tax season. We must update the code for our software and service on a precise schedule each year to account for annual changes in tax laws and regulations and ensure that the software and service are accurate. Delayed and unpredictable changes to federal and state tax laws and regulations can cause an already tight development cycle to become even more challenging. If we are unable to meet this precise schedule and we launch our software and service late, we risk losing customers to our competitors. If we cannot develop our software with a high degree of accuracy and quality, we risk errors in the tax returns that are generated. Such errors could result in loss of reputation, lower customer retention, or legal claims, fees, and payouts related to the warranty on our software and service, which could result in a Material Adverse Effect.
The specialized and highly seasonal nature of our Tax Preparation business presents financial risks and operational challenges, which, if not satisfactorily addressed, could result in a Material Adverse Effect.

Our Tax Preparation business is highly seasonal, with a significant portion of our annual revenue for such services earned in the first four months of our fiscal year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including cash and resource management during the last eight months of our fiscal year, when our Tax Preparation business generally operates at a loss and incurs fixed costs of preparing for the upcoming tax season, responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, and ensuring optimal uninterrupted operations and service delivery during the tax season. If we experience significant business disruptions during the tax season or if we are unable to satisfactorily address the challenges described above and related challenges associated with a seasonal business, it could result in a Material Adverse Effect.

If our Tax Preparation business fails to process transactions effectively or fails to adequately protect against disputed or potential fraudulent activities, it could have a Material Adverse Effect.
Our Tax Preparation business processes a significant volume and dollar value of transactions on a daily basis, particularly during tax season. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that fraudulent activity may affect our services. In addition to any direct damages and fines that may result from any such problems, which may be substantial, a loss of confidence in our controls may materially harm our business and damage our brand. The systems supporting our Tax Preparation business are comprised of multiple technology platforms, some of which are difficult to scale. If we are unable to effectively manage our systems and processes, we may be unable to process customer data in an accurate, reliable, and timely manner, which could result in a Material Adverse Effect.

Our website and transaction management software, data center systems, or the systems of third-party co-location facilities and cloud service providers could fail or become unavailable or otherwise be inadequate, which could materially harm our reputation and result in a material loss of revenues and current or potential customers and customers and have a Material Adverse Effect.
Any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could materially reduce our revenue and impair our ability to properly process transactions. We use both internally developed and third-party systems, including cloud computing and storage systems, for our online services and certain aspects of transaction processing. Some of our systems are relatively new and untested and thus may be subject to failure or unreliability. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in customer satisfaction, additional expense, or delays in reporting accurate financial information. For example, we have been migrating data to the cloud. This migration has been costly and has diverted some of management’s attention and resources in order to ensure a smooth transition to the cloud.
Our data centers and cloud service could be susceptible to damage or disruption, which could have a Material Adverse Effect. Our Tax Preparation and Wealth Management businesses have business continuity plans that include secondary disaster recovery centers, but if their primary data centers fail and those disaster recovery centers do not fully restore the failed environments, our business will suffer. In particular, if such interruption occurs during the tax season, it could have a Material Adverse Effect on our Tax Preparation business.
Our systems and operations, and those of our third-party service providers and partners, could be damaged or interrupted by fire, flood, earthquakes, other natural disasters, power loss, telecommunications failure, internet breakdown, break-in, human error, software bugs, hardware failures, malicious attacks, computer viruses, computer denial of service attacks, terrorist attacks, or other events beyond our control. Such damage or interruption may affect internal and external systems that we rely upon to provide our services, take and fulfill customer orders, handle customer service requests, and host other products and services. During the period in which services are unavailable, we will be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide services. We could face significant losses as a result of these events, and our business interruption insurance may not be adequate to compensate us for all potential losses, which could result in a Material Adverse Effect.
Current and future litigation or regulatory proceedings or adverse court interpretations of the laws under which the Company operates could have a Material Adverse Effect.
Many aspects of our business involve substantial risks of liability. We are currently subject to lawsuits and are likely to be subject to litigation in the future. In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Any lawsuits to which we are subject, such as purported class actions, shareholder derivative lawsuits or claims by wealth management customers, could result in substantial expenditures, generate adverse publicity and could significantly impair our business, or force us to cease offering certain products or services. Defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees and other related costs. In addition, litigation or regulatory proceedings or actions brought by state or federal agencies relating to our products or services may result in additional restrictions on the offering of certain of our products or services. To the extent that any such additional restrictions or legal claims restrict our ability to offer such products or services, it could result in a Material Adverse Effect.
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
Our business and operations are substantially dependent on the performance of our key employees. Changes of management or key employees may disrupt operations, which may materially and adversely affect our business and financial results or delay achievement of our business objectives. In addition, if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor with relevant experience, we may not be able to successfully and timely manage our business or achieve our business objectives. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.

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
We may be negatively impacted by the recently passed Tax Cuts and Jobs Act or by any future changes in tax laws.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. The change in the tax law will be effective for our 2018 calendar year financial reporting period. The primary impacts to us include a reduction of the federal corporate tax rate from 35% to 21% affecting our net deferred tax liabilities, repeal of corporate alternative minimum tax and associated potential refunds of prior paid taxes, and potential deductible limits of certain executive compensation. These changes could have a material impact to the value of deferred tax assets and liabilities and the Company’s future taxable income and effective tax rate. The Company is continuing to analyze the Tax Cuts and Jobs Act.  Until such analysis is complete, the full impact of the new tax law on the Company in future periods is uncertain.
In addition, changes in tax laws, whether federal or state tax laws, require updates to our tax preparation software used in our Tax Preparation business. Such updates are costly and may be time consuming to ensure that they accurately reflect the new laws that are adopted. It is difficult to know at this time how our customers will view the new federal tax laws that were enacted in late 2017. Possible outcomes include a short-term or long-term increase in customers that prefer professional tax advice and preparation services rather than using our software or we may see a change in our how customers value our software services as customers may perceive their tax preparation has become simpler as a result of the new tax laws, which could result in lower demand for our products and could reduce revenue and/or the number of units sold. Further changes in the way that state and federal governments structure their taxation regimes could also cause a Material Adverse Effect on our Tax Preparation Business. The introduction of a simplified or flattened federal or state taxation structure may make our services less necessary or attractive to individual filers, which could reduce revenue and the number of units sold. We also face risk from the possibility of increased complexity in taxation structures, which may encourage some of our customers to seek professional tax advice instead of using our software or services. In the event that such changes to tax structures cause us to lose market share or cause a decline in customers, it could cause a Material Adverse Effect.
Our risk management and conflicts of interest policies and procedures may be ineffective or leave us exposed to unidentified or unanticipated risks.
We are subject to the risks of errors and misconduct by our employees and financial advisors, such as fraud, non-compliance with policies, recommending transactions that are not suitable, and improperly using or disclosing confidential information. Although we have internal controls and other risk-mitigating factors in place, this type of conduct is difficult to detect and deter, and could materially harm our business, results of operations or financial condition. We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in our businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as the risk of counterparty denial of coverage, default or insolvency.
In our Wealth Management business, prevention and detection of wrongdoing or fraud by our advisors, who are not our employees and tend to be located remotely from our headquarters, present unique challenges. There cannot be any assurance that misconduct by our advisors will not lead to a Material Adverse Effect on our business.
RIAs have fiduciary obligations that require us and our advisors to act in the best interests of our customers and to disclose any material conflicts of interest. Conflicts of interest are under growing scrutiny by U.S. federal and state regulators. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of customers to transact business with us or give rise to litigation or regulatory actions, any of which could have a Material Adverse Effect.

Our business depends on our strong reputation and the value of our brands, which could be negatively impacted by poor performance.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers and customers. Adverse publicity (whether or not justified) relating to regulatory proceedings or other events or activities attributed to our businesses, our employees, our vendors, or our partners may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand for our products and services and have a material adverse effect on our future financial results. Such damage also would require additional resources to rebuild our reputation and restore the value of the brands.
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
We may seek to acquire companies or assets that complement our Wealth Management and Tax Preparation businesses, and if we are unsuccessful in completing any such acquisitions on favorable terms or integrating any company acquired it could result in a Material Adverse Effect.

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
As of December 31, 2017, we had $345.0 million of outstanding indebtedness in the form of a term loan under a Credit Agreement to which we, and most of our direct and indirect domestic subsidiaries (in their capacity as guarantors), are parties. The final maturity date of the term loan is May 22, 2024. The proceeds of the term loan were used to repay in full the credit facility used for the acquisition of HD Vest and to redeem in full our convertible senior notes. We may also borrow an additional amount under this Credit Agreement of up to $50.0 million under a revolving credit arrangement.
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

Our Credit Agreement imposes certain restrictions on us, including restrictions on our ability to create liens, incur indebtedness and make investments. In addition, our Credit Agreement includes covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. This borrowing, and our ability to repay it, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.
In addition, we or our subsidiaries, may incur additional debt in the future. Any additional debt may result in risks similar to those discussed above or in other risks specific to the credit agreements entered into for those debts.
Existing cash and cash equivalents, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.
Although we believe that existing cash and cash equivalents, and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. As of December 31, 2017, we had $345.0 million outstanding under our term loan that was entered into in May 2017. Servicing this debt will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition and results at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
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
The trading price of our common stock has been highly volatile, and such volatility does not always correspond to fluctuations in the market. Between January 1, 2016 and December 31, 2017, our closing stock price ranged from $4.76 to $25.90. On February 21, 2018, the closing price of our common stock was $24.50. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

•	actual or anticipated variations in quarterly and annual results of operations;

•
impairment charges, changes in or loss of material contracts and relationships, dispositions or announcements of complementary acquisitions, or other business developments by us, our partners, or our competitors;

•	conditions or trends in the tax preparation or wealth management markets or changes in market share;

•	changes in general conditions in the United States and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

•	equity issuances resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards;

•	adverse publicity (whether justified or not) with respect to our business; and

•	announcements or publicity relating to litigation or governmental enforcement actions.

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
Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•	the inability of any of our businesses to meet our expectations;

•	the seasonality of our Tax Preparation business and the resulting large quarterly fluctuations in our revenues;

•	the success or failure of our Strategic Transformation and our ability to implement those initiatives in a cost effective manner;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	the level and mix of assets we have under management and administration, which are subject to fluctuation based on market conditions and customer activity;

•	the mix of revenues generated by existing businesses, discontinued operations or other businesses that we develop or acquire;

•	gains or losses driven by fair value accounting;

•	litigation expenses and settlement costs;

•	misconduct by employees and/or HD Vest financial advisors, which is difficult to detect and deter;

•	expenses incurred in finding, evaluating, negotiating, consummating, and integrating acquisitions;

•	impairment or negative performance of the many different industries and counterparties we rely on and are exposed to;

•	any restructuring charges we may incur;

•
any economic downturn, which could result in lower acceptance rates on premium products and services offered by our Wealth Management business and impact the commissions and fee revenues of our financial advisory services;

•
new court rulings, or the adoption of new or interpretation of existing laws, rules, or regulations, that adversely affect our business or that otherwise increase our potential liability or compliance costs;

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
Our utilization of our net operating loss carryforwards (“NOLs”) may be severely limited or potentially eliminated.
As of December 31, 2017, we had federal NOLs of $519.7 million that will expire primarily between 2020 and 2027, with the majority of them expiring between 2020 and 2024. We are currently able to offset all of our tax liabilities with our NOLs, but we don’t expect to generate sufficient taxable income in future years to utilize all of our NOLs prior to their expiration. If our NOLs expire unused, their full benefit will not be achieved. In addition, in years where our income exceeds our NOLs, which we expect to begin occurring in 2022, we will be required to make additional income tax payments.
In addition, if we were to have a change of ownership within the meaning of Section 382 of the Internal Revenue Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect will assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful.
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
We are a Delaware corporation and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire us, even if a change of control would be beneficial to our existing stockholders. For example, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder. In addition, our certificate of incorporation and bylaws contain provisions that may discourage, delay, or prevent a third party from acquiring us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. Provisions of our charter documents that could have an anti-takeover effect include:

•
the classification of our board of directors, which is being phased out between 2017 and 2020, into three groups so that directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of our board of directors;

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
Our principal corporate office is located in Irving, Texas. The headquarters and data center facility for our HD Vest business, which comprises our Wealth Management segment, are in Irving, Texas, and we have a backup data center for our HD Vest business in Elk Grove, Illinois, as well as access to multiple disaster recovery and data centers across the country through a third party vendor. The headquarters and data center facility for our TaxAct business, which comprises our Tax Preparation segment, are in Cedar Rapids, Iowa, and we also use a cloud computing platform for disaster recovery.
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

	High	Low
Year ended December 31, 2017
First Quarter	$18.00	$14.25
Second Quarter	$22.50	$16.65
Third Quarter	$25.95	$19.40
Fourth Quarter	$26.15	$19.05
Year ended December 31, 2016
First Quarter	$10.11	$4.69
Second Quarter	$10.55	$4.96
Third Quarter	$13.03	$9.64
Fourth Quarter	$15.85	$10.98
On February 21, 2018, the last reported sale price for our common stock on the NASDAQ Global Select Market was $24.50 per share.
Holders
As of February 21, 2018, there were 373 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.
Dividends
There were no dividends paid in 2017 and 2016.
Share Repurchases
See "Note 11: Stockholders' Equity" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information regarding the Company’s stock repurchase program that concluded in May 2016.

ITEM 6. Selected Financial Data
The following data are derived from our audited consolidated financial statements and should be read along with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, our consolidated financial statements and notes in Part II Item 8, and other financial information included elsewhere in this report.

		Years ended December 31,
		2017	2016	2015	2014	2013
Consolidated Statements of Operations Data:	(1)	(In thousands, except per share data)
Revenue:
Wealth management services revenue		$348,620	$316,546	$—	$—	$—
Tax preparation services revenue		160,937	139,365	117,708	103,719	91,213
Total revenue		509,557	455,911	117,708	103,719	91,213
Operating income (loss)		48,037	37,117	(4,807)	4,603	(3,478)
Other loss, net		(44,551)	(39,781)	(12,542)	(13,489)	(29,568)
Income (loss) from continuing operations before income taxes		3,486	(2,664)	(17,349)	(8,886)	(33,046)
Income tax benefit		25,890	1,285	4,623	3,342	7,385
Income (loss) from continuing operations		29,376	(1,379)	(12,726)	(5,544)	(25,661)
Discontinued operations, net of income taxes	(2)	—	(63,121)	(27,348)	(30,003)	50,060
Net income (loss)		29,376	(64,500)	(40,074)	(35,547)	24,399
Net income attributable to noncontrolling interests		(2,337)	(658)	—	—	—
Net income (loss) attributable to Blucora, Inc.		$27,039	$(65,158)	$(40,074)	$(35,547)	$24,399
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations		$0.61	$(0.05)	$(0.31)	$(0.13)	$(0.62)
Discontinued operations		—	(1.52)	(0.67)	(0.73)	1.21
Basic net income (loss) per share		$0.61	$(1.57)	$(0.98)	$(0.86)	$0.59
Weighted average shares outstanding, basic		44,370	41,494	40,959	41,396	41,201
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations		$0.57	$(0.05)	$(0.31)	$(0.13)	$(0.62)
Discontinued operations		—	(1.52)	(0.67)	(0.73)	1.21
Diluted net income (loss) per share		$0.57	$(1.57)	$(0.98)	$(0.86)	$0.59
Weighted average shares outstanding, diluted		47,211	41,494	40,959	41,396	41,201

Consolidated Balance Sheet Data:	(1)
Cash, cash equivalents, and investments		$59,965	$58,814	$66,774	$293,588	$323,429
Working capital	(2) (3) (4)	47,641	43,480	174,571	299,431	140,100
Total assets		1,001,671	1,022,659	1,299,548	865,775	969,677
Total long-term liabilities	(2) (3) (4) (5)	390,495	535,577	656,122	311,692	171,268
Total stockholders’ equity		541,387	417,019	462,284	479,025	514,070

(1)	On December 31, 2015, we acquired HD Vest. See "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

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

(3)
During 2016 and 2015, the Convertible Senior Notes (the "Notes") were classified as a long-term liability with an outstanding balance, net of discount and issuance costs, of $164.2 million, and $185.9 million, respectively. The Notes were classified as a current liability in 2013. See "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(4)	See "Note 4: Discontinued Operations" and "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for a discussion of debt activity.

(5)	During 2013, the Monoprice acquisition resulted in a $27.7 million deferred tax liability related to intangible assets.
ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the Selected Financial Data and our consolidated financial statements and notes thereto included elsewhere in this report.  The following discussion contains forward-looking statements that are subject to risks and uncertainties. See Part I "Cautionary Statement Regarding Forward-Looking Statements" for a discussion of the uncertainties, risks and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this report, particularly in the section titled "Risk Factors."
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
Prior to 2017, Blucora also operated an internet Search and Content business and an E-Commerce business. The Search and Content business, InfoSpace, operated a number of digital businesses in search, directory, online commerce, media, and mobile infrastructure markets, with operations since 2008 focusing on internet search services and content. The E-Commerce business consisted of the operations of Monoprice and sold self-branded electronics and accessories to both consumers and businesses.
Strategic Transformation
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market. Strategic Transformation refers to the Company's transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest (see "Note 3: Business Combinations") and the divestitures of the Search and Content and E-Commerce businesses in 2016 (see "Note 4: Discontinued Operations"). As part of the Strategic Transformation and "One Company" operating model, the Company announced on October 27, 2016 plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. In connection with this plan, we have incurred restructuring costs of approximately $7.0 million. These costs are recorded within corporate-level activity for segment purposes. See "Note 5: Restructuring" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information. We also have incurred costs that were not included as restructuring, such as recruiting and overlap in personnel expenses as we transition positions to Texas ("Strategic Transformation Costs"). The actions to relocate corporate headquarters were intended to drive efficiencies and improve operational effectiveness (see "Note 5: Restructuring"). The restructuring is now substantially complete and it is expected to be completed by early 2018. For a discussion of the associated risks, see the section in our Risk Factors (Part I Item 1A. of this report) under the heading "Risks Associated With our Business."
Acquisitions: On December 31, 2015, we acquired HD Vest for $613.7 million, including cash acquired of $38.9 million and after a $1.8 million final working capital adjustment in the first quarter of 2016. The acquisition was funded by a combination of cash on hand and the TaxAct - HD Vest 2015 credit facility, under which we borrowed $400.0 million (the "TaxAct - HD Vest 2015 credit facility"). During the last half of 2015, we incurred transaction costs of $11.0 million.
On July 2, 2015, TaxAct acquired SimpleTax, a provider of online tax preparation services for individuals in Canada through its website www.simpletax.ca, for cash and additional consideration of up to $3.7 million that is contingent upon product availability and revenue performance over a three-year period.
See "Note 3: Business Combinations" and "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on the HD Vest acquisition, the SimpleTax acquisition, and the credit facility, respectively.

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
We completed both divestitures in 2016. Specifically, on November 17, 2016, we closed on an agreement with YFC, under which YFC acquired the E-Commerce business for $40.5 million, which included a working capital adjustment. Of this amount, $39.5 million was received in the fourth quarter of 2016 and the remaining $1.0 million was received in the first half of 2017. On August 9, 2016, we closed on an agreement with OpenMail, under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million, which included a working capital adjustment. We used all of the proceeds from these sales to pay down debt. We also incurred employee-related business exit costs of approximately $4.5 million, which primarily were recorded in discontinued operations. See "Note 4: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on discontinued operations.
Our Continuing Businesses
Wealth Management
Our Wealth Management business provides financial advisors, who affiliate with HD Vest's registered broker-dealer investment adviser and/or insurance subsidiaries as independent contractors, an integrated, open platform that includes a broad variety of products offered through our brokerage, investment advisory, and insurance services to assist in making each financial advisor a financial service center for his/her clients. We regularly review the commissions and fees we charge for these products and services in light of the evolving regulatory and competitive environment and changes in client preferences and needs. We do not offer any proprietary products. HD Vest generates revenue primarily through commissions, quarterly investment advisory fees based on assets under management, and other fees.
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
Our Wealth Management business is directly and indirectly sensitive to several macroeconomic factors and the state of financial markets, particularly in the United States. For additional information regarding the potential impact of these macroeconomic factors on our operations and results, see the Risk Factors "Changes in domestic and international economic, political and other factors could have a Material Adverse Effect on our business" in Part I Item 1A of this report.
Our Wealth Management business is subject to certain additional financial industry regulations and supervision, including by the SEC, FINRA, DOL, state securities and insurance regulators, and other regulatory authorities. For additional information regarding the potential impact of governmental regulation on our operations and results, see the Risk Factor "Government regulation of our business, including increased regulation or the interpretation of existing laws, rules or regulations, could have a Material Adverse Effect" and "Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations could have a Material Adverse Effect" in Part I Item 1A of this report.
Tax Preparation
Our Tax Preparation business provides DDIY tax preparation solutions for consumers and small business owners, and preparation software for tax professionals. TaxAct generates revenue primarily through its online service at www.TaxAct.com. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions and Canada.
TaxAct's offerings come with a price lock guarantee, whereby the price at the start of the tax return filing process is the price when the return is filed, rather than pricing the offering at the time that the tax return is filed. We believe this price lock guarantee ensures price transparency and differentiates TaxAct from its competitors.

We had three offerings for consumers for tax year 2016, which is the basis for TaxAct's 2017 operating results: a "free" federal and state edition that handled simple returns; a "plus" offering that contained all of the basic offering features in addition to tools to maximize credits and deductions, and enhanced reporting; and a "premium" offering that contained all of the plus offering features in addition to tools for self-employed individuals to maximize credits and deductions. For our offerings, state returns can be filed for free for free simple filers, or through the separately-sold state edition. We also had an offering for small business owners. In addition to these core offerings, TaxAct also offers ancillary services such as refund payment transfer, audit defense, stored value cards, and retirement investment accounts through HD Vest, and a marketplace for customers to take advantage of personalized tax and financial savings opportunities through third party product providers.
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
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Years ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
Revenue	$509,557	12%	$455,911	287%	$117,708
Operating income (loss)	$48,037	29%	$37,117	872%	$(4,807)
Year ended December 31, 2017 compared with year ended December 31, 2016
Revenue increased approximately $53.6 million due to increases of $32.1 million and $21.6 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $10.9 million, consisting of the $53.6 million increase in revenue and offset by a $42.7 million increase in operating expenses. Key changes in operating expenses were:

•
$27.5 million increase in the Wealth Management segment's operating expenses due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher net personnel expenses as we continue to standardize employee benefits across our businesses.

•
$15.5 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spending on marketing, higher professional services fees mostly related to marketing and development projects, higher data center costs related to software support and maintenance fees, increases in growth initiative investments, and higher personnel expenses.

•
$0.3 million decrease in corporate-level expense activity primarily due to lower stock-based compensation costs due to fewer grants in the current year and higher expense recognized in the prior year related to grants made to HD Vest employees in 2016 in connection with the HD Vest acquisition, partially offset by activity within our Tax Preparation business due to prior forfeitures, and lower personnel costs, both offset by Strategic Transformation Costs.

•	Segment results are discussed in the next section.

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

•
$14.3 million increase in corporate-level expense activity, primarily due to (i) higher amortization expense related to HD Vest acquisition-related intangible assets, (ii) higher stock-based compensation mainly related to a net increase in stock award grants (including to HD Vest employees), (iii) restructuring incurred in connection with the relocation of our corporate headquarters, (iv) higher depreciation expense mainly related to HD Vest fixed assets, and (v) higher personnel expenses resulting mainly from increased costs incurred as part of our Strategic Transformation, offset by (vi) lower acquisition-related costs due to professional services fees and other direct transaction costs incurred in the prior year related to the HD Vest acquisition, (vii) lower amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016, and (viii) separation-related costs incurred in the prior year in connection with the departure of our former chief executive officer.

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
Wealth Management

(In thousands, except percentages)	Years ended December 31,
	2017	Percentage Change	2016
Revenue	$348,620	10%	$316,546
Operating income	$50,916	10%	$46,296
Segment margin	15%	—%	15%
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

Sources of revenue

(In thousands, except percentages)			Year ended December 31,
	Sources of Revenue	Primary Drivers	2017	Percentage Change	2016
Advisor-driven	Commission	- Transactions - Asset levels	$160,241	7%	$150,125
	Advisory	- Advisory asset levels	145,694	13%	129,417
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	26,297	16%	22,653
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	16,388	14%	14,351
	Total revenue		$348,620	10%	$316,546
	Total recurring revenue		$277,546	11%	$249,310
	Recurring revenue rate		79.6%		78.8%
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
Business metrics

(In thousands, except percentages and as otherwise indicated)	Years ended December 31,
	2017	Percentage Change	2016
Total Assets Under Administration (“AUA”)	$44,178,710	14%	$38,663,595
Advisory Assets Under Management (“AUM”)	$12,530,165	21%	$10,397,071
Percentage of total AUA	28.4%		26.9%
Number of advisors (in ones)	3,999	(11)%	4,472
Advisor-driven revenue per advisor	20.4	25%	16.3
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
As we reduce disengaged advisors, the number of advisors could continue to decrease before stabilizing. This decrease could improve the growth in advisor-driven revenues per advisor, prior to advisor stabilization.
Year ended December 31, 2017 compared with year ended December 31, 2016
Wealth Management revenue increased approximately $32.1 million by each source of revenue discussed below.
Wealth Management operating income increased approximately $4.6 million, consisting of the $32.1 million increase in revenue, offset by a $27.5 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher net personnel expenses as we continue to standardize employee benefits across our businesses.

Year ended December 31, 2016 compared with year ended December 31, 2015
On December 31, 2015, we acquired HD Vest., which is included in Blucora's results of operations as of January 1, 2016.
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

(In thousands)	Years ended December 31,
	2017	Percentage Change	2016
By product category:
Mutual funds	$84,159	6%	$79,476
Variable annuities	51,385	8%	47,641
Insurance	13,146	10%	11,909
General securities	11,551	4%	11,099
Total commission revenue	$160,241	7%	$150,125
By sales-based and trailing:
Sales-based	$68,199	6%	$64,452
Trailing	92,042	7%	85,673
Total commission revenue	$160,241	7%	$150,125
In 2017, sales-based commission revenue increased approximately $3.7 million primarily due to increased activity in mutual funds, insurance and general securities resulting from overall market performance, portfolio rebalancings, product availability and segment refocusing. General securities include equities, exchange-traded funds, bonds and alternative investments.
In 2017, trailing commission revenue increased approximately $6.4 million and reflects an increase in the market value of the underlying assets and the impact of new investments.
Advisory revenue: Advisory revenue primarily includes fees charged to clients in advisory accounts where HD Vest is the Registered Investment Adviser (“RIA”) and is based on the value of AUM. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed and, accordingly, the revenues earned in the following three-month period. The majority of our accounts are billed in advance using values as of the last business day of the prior calendar quarter.
The activity within our AUM was as follows:

(In thousands)	Year ended December 31,
	2017	2016
Balance, beginning of the period	$10,397,071	$9,692,244
Net increase in new advisory assets	794,184	150,701
Market impact and other	1,338,910	554,126
Balance, end of the period	$12,530,165	$10,397,071
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end AUM.
In 2017, the increase in advisory revenue of approximately $16.3 million is consistent with the increase in the beginning-of-period AUM for 2017 compared with 2016.

Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs and cash sweep programs.
In 2017, asset-based revenue increased $3.6 million, primarily from higher cash sweep revenues following increases in interest rates. In the current interest rate environment, and through our current clearing provider, we will not benefit from any future interest rate increases. We expect the 2018 transition of our clearing business to a new clearing firm to provide growth opportunities in asset-based revenues.
Transaction and fee revenue: Transaction and fee revenue primarily includes fees for executing certain transactions in client accounts and fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
In 2017, transaction and fee revenue increased approximately $2.0 million primarily related to advisor fee increases.
Tax Preparation

(In thousands, except percentages)	Years ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
Revenue	$160,937	15%	$139,365	18%	$117,708
Operating income	$72,921	9%	$66,897	17%	$56,984
Segment margin	45%		48%		48%
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
Revenue by category was as follows:

(In thousands, except percentages)	Years ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
Consumer	$147,084	16%	$126,289	20%	$105,367
Professional	13,853	6%	13,076	6%	12,341
Total revenue	$160,937	15%	$139,365	18%	$117,708
We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and online services. We consider growth in the number of e-files to be the most important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Years ended December 31,
	2017	Percentage Change	2016	Percentage Change	2015
Online e-files	4,097	(14)%	4,759	(9)%	5,235
Desktop e-files	193	(21)%	244	(11)%	273
Sub-total e-files	4,290	(14)%	5,003	(9)%	5,508
Free File Alliance e-files (1)	176	5%	167	(8)%	181
Total e-files	4,466	(14)%	5,170	(9)%	5,689

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.

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

(In thousands, except percentages and as	Years ended December 31,
otherwise indicated)	2017	Percentage Change	2016	Percentage Change	2015
E-files	1,774	1%	1,755	10%	1,590
Units sold (in ones)	20,694	2%	20,290	5%	19,355
E-files per unit sold (in ones)	85.7	(1)%	86.5	5%	82.2
Year ended December 31, 2017 compared with year ended December 31, 2016
Tax Preparation revenue increased approximately $21.6 million primarily due to growth in revenue earned from online consumer users and, to a lesser extent, increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases, which are expected to continue to be the primary driver of growth in the near future. The decrease in e-files is consistent with our expectations as we are in the early stages of a multi-year pivot toward profitable customers. Revenue derived from professional tax preparers increased primarily due to an increase in the number of professional preparer units sold.
Tax Preparation operating income increased approximately $6.0 million, consisting of the $21.6 million increase in revenue and offset by a $15.5 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to higher spending on marketing, higher professional services fees mostly related to marketing and development projects, higher data center costs related to software support and maintenance fees, increases in growth initiative investments, and higher personnel expenses.
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

Corporate-Level Activity

(In thousands)	Years ended December 31,
	2017	Change	2016	Change	2015
Operating expenses	$22,907	$3,908	$18,999	$1,249	$17,750
Stock-based compensation	11,653	(2,475)	14,128	5,434	8,694
Acquisition-related costs	—	(391)	391	(10,597)	10,988
CEO separation-related costs	—	—	—	(1,769)	1,769
Depreciation	4,137	(408)	4,545	2,258	2,287
Amortization of acquired intangible assets	34,002	(141)	34,143	13,840	20,303
Restructuring	3,101	(769)	3,870	3,870	—
Total corporate-level activity	$75,800	$(276)	$76,076	$14,285	$61,791
Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition-related costs, separation-related costs related to the departure of our CEO in 2016, depreciation, amortization of acquired intangible assets, and restructuring. For further detail, refer to segment information appearing in "Note 13: Segment Information" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Year ended December 31, 2017 compared with year ended December 31, 2016
Operating expenses included in corporate-level activity increased primarily due to Strategic Transformation Costs and costs associated with leadership changes at HD Vest. Strategic Transformation Costs primarily related to the relocation cost of our corporate headquarters and are not classified as restructuring. These costs are associated with transitioning of roles such as overlap in staffing and recruiting search fees.
Stock-based compensation decreased primarily due to fewer grants in the current year and higher expense recognized in the prior year related to grants made to HD Vest employees in 2016 that were made in connection with the HD Vest acquisition, partially offset by activity within our Tax Preparation business due to prior forfeitures.
Acquisition-related costs, depreciation and amortization of acquired intangible assets were comparable to the prior period.
Restructuring relates to expenses incurred in connection with the relocation of our corporate headquarters in 2017. Further detail is provided under the "Operating Expenses - Restructuring" section of the management's discussion and analysis of financial condition and results of operations below.
Year ended December 31, 2016 compared with year ended December 31, 2015
Operating expenses included in corporate-level activity increased primarily due to a $1.3 million net increase in personnel expenses, mainly due to Strategic Transformation costs, which primarily consisted of recruiting fees in connection with the move of our headquarters, offset by lower headcount.
Stock-based compensation increased primarily due to a net increase in stock award grants (including to HD Vest employees in connection with the HD Vest acquisition).
Acquisition-related costs include professional services fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The decrease relates to professional services fees and other direct transaction costs incurred in 2016 related to the HD Vest acquisition, offset by changes in the fair value of the SimpleTax contingent consideration liability, which was revalued in the second quarter of 2016.
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
Restructuring relates to expenses incurred in connection with the relocation of our corporate headquarters in 2017. Further detail is provided under the "Operating Expenses - Restructuring" section of the management's discussion and analysis of financial condition and results of operations below.

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Years ended December 31,
	2017	Change	2016	Change	2015
Wealth management services cost of revenue	$235,859	$21,863	$213,996	$213,996	$—
Tax preparation services cost of revenue	10,018	1,650	8,368	2,201	6,167
Amortization of acquired technology	195	(617)	812	(6,734)	7,546
Total cost of revenue	$246,072	$22,896	$223,176	$209,463	$13,713
Percentage of revenue	48%		49%		12%
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
Year ended December 31, 2017 compared with year ended December 31, 2016
Wealth management services cost of revenue increased primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher stock-based compensation costs related to grants to certain HD Vest financial advisors made during 2017.
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

Engineering and Technology

(In thousands, except percentages)	Years ended December 31,
	2017	Change	2016	Change	2015
Engineering and technology	$19,614	$1,834	$17,780	$12,673	$5,107
Percentage of revenue	4%		4%		4%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Year ended December 31, 2017 compared with year ended December 31, 2016
Engineering and technology expenses increased primarily due to an increase in consulting and professional services fees, mostly related to Tax Preparation development projects.
Year ended December 31, 2016 compared with year ended December 31, 2015
Engineering and technology expenses increased, and $8.7 million of this increase was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $3.1 million increase in personnel expenses, mainly related to higher headcount in our Tax Preparation business and higher stock-based compensation due to an increase in stock award grants (including to HD Vest employees), and, to a lesser extent, an increase in professional services fees mostly related to Tax Preparation development projects.
Sales and Marketing

(In thousands, except percentages)	Years ended December 31,
	2017	Change	2016	Change	2015
Sales and marketing	$102,798	$13,438	$89,360	$43,506	$45,854
Percentage of revenue	20%		20%		39%
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
Year ended December 31, 2017 compared with year ended December 31, 2016
Sales and marketing expenses increased primarily due to a $7.8 million increase in marketing expenses and a $3.8 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing in our Tax Preparation business. Personnel expenses increased primarily due to the standardization of employee benefits across our businesses.
Year ended December 31, 2016 compared with year ended December 31, 2015
Sales and marketing expenses increased, and $34.9 million of this increase was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. The remaining increase primarily was due to a $5.6 million increase in marketing expenses and a $2.8 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing in our Tax Preparation business. Personnel expenses increased primarily due to higher stock-based compensation with an increase in stock award grants (including to HD Vest employees) and higher headcount in our Tax Preparation business.

General and Administrative

(In thousands, except percentages)	Years ended December 31,
	2017	Change	2016	Change	2015
General and administrative	$52,668	$5,272	$47,396	$3,833	$43,563
Percentage of revenue	10%		10%		37%
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
Year ended December 31, 2017 compared with year ended December 31, 2016
G&A expenses increased primarily due to a $4.9 million net increase in personnel expenses, mainly related to Strategic Transformation Costs and costs associated with leadership changes at HD Vest, offset by lower stock-based compensation due to fewer grants in the current year and higher expense recognized in the prior year related to the timing of grants.
Year ended December 31, 2016 compared with year ended December 31, 2015
G&A expenses increased, and $12.7 million of this increase was attributable to HD Vest (excluding stock-based compensation) and related to the timing of the HD Vest acquisition. There also was a $1.6 million net increase in personnel expenses. This net increase in personnel expenses included higher stock-based compensation, mainly related to a net increase in stock award grants (including to HD Vest employees), and costs incurred as part of our Strategic Transformation, which primarily consisted of recruiting fees, offset by $1.8 million of separation-related costs incurred in the prior year in connection with the departure of our former chief executive officer and lower headcount. These increases were offset by a $0.4 million net decrease in acquisition-related costs due to professional services fees and other direct transaction costs incurred in the prior year related to the HD Vest acquisition, offset by changes in the fair value of the SimpleTax contingent consideration liability, which was revalued in the second quarter of 2016.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Years ended December 31,
	2017	Change	2016	Change	2015
Depreciation	$3,460	$(421)	$3,881	$2,360	$1,521
Amortization of acquired intangible assets	33,807	476	33,331	20,574	12,757
Total	$37,267	$55	$37,212	$22,934	$14,278
Percentage of revenue	7%		8%		12%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Year ended December 31, 2017 compared with year ended December 31, 2016
Depreciation and amortization of acquired intangible assets were comparable to the prior year.
Year ended December 31, 2016 compared with year ended December 31, 2015
Depreciation increased primarily due to depreciation expense on HD Vest fixed assets.
Amortization of acquired intangible assets increased primarily due to amortization expense on HD Vest acquisition-related intangible assets.

Restructuring

(In thousands, except percentages)	Years ended December 31,
	2017	Change	2016	Change	2015
Restructuring	$3,101	$(769)	$3,870	$3,870	$—
Percentage of revenue	1%		1%		—%
In connection with the Strategic Transformation, including the relocation of our headquarters, we have incurred restructuring costs of approximately $7.0 million, which includes all costs associated with our non-cancelable operating lease. While the relocation and the related costs were substantially completed by June 2017, the Company expects some costs through early 2018, primarily related to employees who will continue to provide service through that time period.
See "Note 5: Restructuring" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on restructuring.
Other Loss, Net

(In thousands)	Years ended December 31,
	2017	Change	2016	Change	2015
Interest income	$(110)	$(29)	$(81)	$528	$(609)
Interest expense	21,211	(11,213)	32,424	23,380	9,044
Amortization of debt issuance costs	1,089	(751)	1,840	707	1,133
Accretion of debt discounts	1,947	(2,743)	4,690	824	3,866
Loss on debt extinguishment and modification expense	20,445	19,409	1,036	638	398
Gain on third party bankruptcy settlement	(116)	56	(172)	956	(1,128)
Other	85	41	44	206	(162)
Other loss, net	$44,551	$4,770	$39,781	$27,239	$12,542
Year ended December 31, 2017 compared with year ended December 31, 2016
The decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility and the Notes due to prepayments on a portion of the TaxAct - HD Vest 2015 credit facility in 2017 and 2016 and the redemption of all of the Notes in the second quarter of 2017. In 2017, the applicable interest rate margin of the Blucora senior secured credit facilities was repriced and lowered to 3.0% for Eurodollar Rate loans and 2.0% for ABR loans. This repricing should decrease future annual interest expense by approximately $2.0 million per year.
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
See "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on the "Loss on debt extinguishment and modification expense."
Year ended December 31, 2016 compared with year ended December 31, 2015
The increase in interest expense, amortization of debt issuance costs, and accretion of debt discounts primarily related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015, offset by a lower balance on the Notes, a portion of which were repurchased during the first quarter of 2016.
The loss on debt extinguishment and modification expense related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in 2016, which resulted in the write-down of a portion of the unamortized debt discount and issuance costs. This was offset by a gain on debt extinguishment and modification expense related to the repurchase of a portion of the Notes below par value during the first quarter of 2016. Further detail is above.

Income Taxes
During 2017, we recorded an income tax benefit of $25.9 million. Income tax differed from taxes at the statutory rates primarily due to the January 1, 2017 implementation of Accounting Standards Update ("ASU") 2016-09 on stock-based compensation (see "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information) and the impact of "H.R. 1", formerly known as the Tax Cuts and Jobs Act (the "Tax Legislation"), which President Donald Trump signed into law on December 22, 2017.
The Tax Legislation, which was effective January 1, 2018, significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%. As a result of the reduction in the corporate income tax rate, we re-valued our net deferred tax liabilities during the year ended December 31, 2017. The re-measurement of our deferred tax assets and liabilities resulted in a reduction in the value of our net deferred tax liabilities of approximately $21.4 million, which is recorded as additional income tax benefit in 2017. For 2018, we expect our GAAP effective tax rate to be in the range of 5 to 10 percent, primarily driven by the release of the current portion of valuation allowances.
The Tax Legislation also repealed corporate alternative minimum tax ("AMT") for tax years beginning January 1, 2018, and provides that existing AMT credit carryovers are refundable beginning in 2018. We have approximately $10.9 million of AMT credit carryovers that are expected to be fully refunded by 2022. Additionally, the change in tax law affected changes to statutes under I.R.C. 162(m) related to the deduction of compensation of officers, which may limit the total amount benefited by the Company in future years.
The impact of the Tax Legislation on our 2018 effective tax rate will depend on numerous factors and assumptions. Based on preliminary information, given the numerous net operating losses available and small international footprint, the change in tax law is not expected to significantly impact our income tax provision. The foregoing is based on information available as of the date of this report and is subject to change due to a variety of factors, including, among other things, (i) management’s further assessment of the Tax Legislation and related regulatory guidance, (ii) guidance that may be issued, and (iii) actions that we may take as a result of the Tax Legislation. For further discussion of the risks related to the Tax Legislation, see the paragraph in our Risk Factors (Part I Item IA of this report) under the heading "We may be negatively impacted by the recently passed Tax Cuts and Jobs Act or by any future changes in tax laws."
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
At December 31, 2017, we had gross temporary differences representing future tax deductions of $684.1 million, which represented deferred tax assets primarily comprised of $520.3 million of federal net operating loss carryforwards. We have applied a valuation allowance against the net operating loss carryforwards and certain other deferred tax assets. If in the future, we determine that any additional portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement. We currently estimate that approximately $273.8 million and $144.6 million of federal net operating loss carryforwards will expire in 2020 and 2021, respectively.
Discontinued Operations, Net of Income Taxes

(In thousands)	Years ended December 31,
	2017	Change	2016	Change	2015
Discontinued operations, net of income taxes	$—	$63,121	$(63,121)	$(35,773)	$(27,348)
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
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation, amortization of acquired intangible assets (including acquired technology), restructuring, other loss, net, the impact of noncontrolling interests, income tax expense (benefit), the effects of discontinued operations, acquisition-related costs and CEO separation-related costs. Restructuring costs relate to the move of our corporate headquarters, which was announced in the fourth quarter of 2016. Acquisition-related costs include professional services fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The SimpleTax acquisition that was completed in 2015 included contingent consideration, for which the fair value of that liability was revalued in the second quarter of 2016. For further detail, see "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
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

(In thousands)	Years ended December 31,
	2017	2016	2015
Net income (loss) attributable to Blucora, Inc.	$27,039	$(65,158)	$(40,074)
Stock-based compensation	11,653	14,128	8,694
Depreciation and amortization of acquired intangible assets	38,139	38,688	22,590
Restructuring	3,101	3,870	—
Other loss, net	44,551	39,781	12,542
Net income attributable to noncontrolling interests	2,337	658	—
Income tax expense (benefit)	(25,890)	(1,285)	(4,623)
Discontinued operations, net of income taxes	—	63,121	27,348
Acquisition-related costs	—	391	10,988
CEO separation-related costs	—	—	1,769
Adjusted EBITDA	$100,930	$94,194	$39,234
Year ended December 31, 2017 compared with year ended December 31, 2016
The increase in Adjusted EBITDA primarily was due to increases in segment operating income of $4.6 million and $6.0 million related to our Wealth Management and Tax Preparation segments, respectively. Offsetting the increase in Adjusted

EBITDA was a $3.9 million increase in corporate operating expenses not allocated to the segments primarily related to costs incurred as part of our Strategic Transformation, which related to the relocation cost of our corporate headquarters, and costs associated with transitioning of roles such as overlap in staffing and recruiting search fees.
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
Non-GAAP net income: We define non-GAAP net income (loss) as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of discontinued operations, stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on the Notes, gain on the Notes repurchased, write-off of debt discount and debt issuance costs on the Notes that were redeemed and the terminated TaxAct - HD Vest 2015 credit facility, acquisition-related costs (described further under Adjusted EBITDA above), restructuring costs (described further under Adjusted EBITDA above), the impact of noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. The write-off of debt discount and debt issuance costs on the terminated Notes and the closed TaxAct - HD Vest 2015 credit facility relates to the debt refinancing that occurred in the second quarter of 2017. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Years ended December 31,
	2017	2016	2015
Net income (loss) attributable to Blucora, Inc.	$27,039	$(65,158)	$(40,074)
Discontinued operations, net of income taxes	—	63,121	27,348
Stock-based compensation	11,653	14,128	8,694
Amortization of acquired intangible assets	34,002	34,143	20,303
Accretion of debt discount on Convertible Senior Notes	1,567	3,666	3,866
Accelerated accretion of debt discount on Convertible Senior Notes	—	1,628	—
Gain on the Notes repurchased	—	(7,724)	—
Write-off of debt issuance costs on closed TaxAct 2013 credit facility	—	—	398
Write-off of debt discount and debt issuance costs on terminated Convertible Senior Notes	6,715	—	—
Write-off of debt discount and debt issuance costs on closed TaxAct - HD Vest 2015 credit facility	9,593	—	—
Acquisition-related costs	—	391	10,988
CEO separation-related costs	—	—	1,769
Restructuring	3,101	3,870	—
Impact of noncontrolling interests	2,337	658	—
Cash tax impact of adjustments to GAAP net income	(6)	175	(236)
Non-cash income tax benefit	(26,853)	(3,802)	(4,857)
Non-GAAP net income	$69,148	$45,096	$28,199

Per diluted share:
Net loss attributable to Blucora, Inc. (1)	$0.57	$(1.53)	$(0.98)
Discontinued operations, net of income taxes	—	1.48	0.68
Stock-based compensation	0.25	0.33	0.21
Amortization of acquired intangible assets	0.72	0.80	0.50
Accretion of debt discount on Convertible Senior Notes	0.03	0.09	0.09
Accelerated accretion of debt discount on Convertible Senior Notes	—	0.04	—
Gain on Convertible Senior Notes repurchased	—	(0.18)	—
Write-off of debt discount and debt issuance costs on terminated Convertible Senior Notes	0.14	—	—
Write-off of debt discount and debt issuance costs on closed TaxAct - HD Vest 2015 credit facility	0.20	—	—
Acquisition-related costs	—	0.01	0.27
CEO separation-related costs	—	—	0.04
Restructuring	0.07	0.09	—
Impact of noncontrolling interests	0.05	0.02	—
Cash tax impact of adjustments to GAAP net income	0.00	0.00	(0.01)
Non-cash income tax benefit	(0.57)	(0.09)	(0.12)
Non-GAAP net income	$1.46	$1.06	$0.69
Weighted average shares outstanding used in computing per diluted share amounts	47,211	42,686	40,959
(1) Any difference in "per diluted share" between this table and the consolidated statements of comprehensive income is due to using different weighted average shares outstanding in the event that there is GAAP net loss but non-GAAP net income and vice versa.

Year ended December 31, 2017 compared with year ended December 31, 2016
The increase in non-GAAP net income primarily was due to increases in segment operating income of $4.6 million and $6.0 million related to our Wealth Management and Tax Preparation segments, respectively. The increase in non-GAAP net income was also due to (i) a $12.6 million decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts, mainly related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015 and terminated in the second quarter of 2017, (ii) a $3.0 million loss on debt extinguishment and modification expense, mainly related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in 2016, (iii) a $0.4 million decrease in depreciation expense, mainly related to depreciation expense on HD Vest fixed assets, and (iv) a $1.4 million decrease in cash income tax expense, mainly related to the addition of HD Vest. These increases were offset by a $3.9 million increase in corporate operating expenses not allocated to the segments primarily related to costs incurred as part of our Strategic Transformation, which related to the relocation cost of our corporate headquarters, and costs associated with transitioning of roles such as overlap in staffing and recruiting search fees.
Year ended December 31, 2016 compared with year ended December 31, 2015
The increase in non-GAAP net income primarily was due to increases in segment operating income of $4.6 million and $6.0 million related to our Wealth Management and Tax Preparation segments, respectively. This was offset by (i) a $12.6 million decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts, mainly related to the TaxAct - HD Vest 2015 credit facility, which was entered into in December 2015, (ii) a $3.0 million loss on debt extinguishment and modification expense, mainly related to the prepayment of a portion of the TaxAct - HD Vest 2015 credit facility in 2016, (iii) a $0.4 million decrease in depreciation expense, mainly related to depreciation expense on HD Vest fixed assets, (iv) a $1.4 million decrease in cash income tax expense, mainly related to the addition of HD Vest, (v) a $3.9 million increase in corporate operating expenses not allocated to the segments primarily related to costs incurred as part of our Strategic Transformation, which mainly consisted of recruiting fees, and (vi) a $0.1 million decrease in gain on third party bankruptcy settlement.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2017, we had cash and cash equivalents of $60.0 million. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of December 31, 2017, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at December 31, 2017 had minimal default risk and short-term maturities.
We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the paragraph in our Risk Factors (Part I Item 1A of this report) under the heading "Existing cash and cash equivalents, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures."
Use of Cash
We may use our cash and cash equivalents balance in the future on investment in our current businesses, for repayment of debt, for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses, or for returning capital to shareholders.

On May 22, 2017, we entered into a credit agreement with a syndicate of lenders in order to (a) refinance the TaxAct - HD Vest 2015 credit facility, (b) redeem our Notes that were outstanding at the time, and (c) provide a term loan and revolving line of credit for future working capital, capital expenditure and general business purposes. Consequently, the TaxAct - HD Vest 2015 credit facility was repaid in full and the commitments thereunder were terminated. The Blucora senior secured credit facilities in the aggregate committed amount of $425.0 million consist of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility), and a $375.0 million term loan facility. The final maturity dates of the revolving credit loan and term loan are May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facility are guaranteed by certain of Blucora's subsidiaries and secured by the assets of Blucora and those subsidiaries.
The credit facility includes financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of December 31, 2017. We initially borrowed $375.0 million under the term loan and have made prepayments of $30.0 million towards the term loan. We have not borrowed any amounts under the revolving credit loan and do not have any other debt outstanding. For further detail, see "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Related to the TaxAct - HD Vest 2015 credit facility, we had repayment activity of $64.0 million and $140.0 million during the years ended December 31, 2017 and 2016, respectively. Related to the Notes, we repurchased $28.4 million of the Notes for cash of $20.7 million during 2016. For further detail, see "Note 9: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part II Item 8 of this report.
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
Related to the acquisition of HD Vest, we paid $613.7 million (after a $1.8 million working capital adjustment in the first quarter of 2016) in cash, which was funded by a combination of cash on hand and the TaxAct - HD Vest 2015 credit facility. The credit facility consisted of a $25.0 million revolving credit loan and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan were December 31, 2020 and December 31, 2022, respectively. The interest rates on the revolving credit loan and term loan were variable. The credit facility includes financial and operating covenants with respect to certain ratios, including a net leverage to EBITDA ratio, which are defined further in the agreement. We were in compliance with these covenants as of December 31, 2017. TaxAct and HD Vest initially borrowed $400.0 million under the term loan and had repayment activity of $260.0 million in 2017. For further detail, see "Note 3: Business Combinations" and "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
On August 30, 2013, TaxAct entered into an agreement to refinance a 2012 credit facility on more favorable terms. TaxAct had net repayment activity of $51.9 million in 2015. This credit facility was repaid in full in the second quarter of 2015 and subsequently closed.
In the third quarter of 2018 we expect to commence our new clearing services relationship with Fidelity Clearing & Custody Solutions, pursuant to the agreement we executed during 2017. We expect the new clearing relationship to provide tangible benefits to our advisors and customers in the form of improved technology, product offerings and service. We currently expect that this relationship will generate between approximately $60.0 and $100.0 million of incremental Wealth Management segment income over the ten years following the commencement of this relationship in late 2018.

Contractual Obligations and Commitments
Our contractual obligations and commitments are as follows for years ending December 31:

(In thousands)	2018	2019	2020	2021	2022	Thereafter	Total
Operating lease commitments:
Operating lease obligations	$4,201	$4,281	$3,946	$2,493	$1,979	$1,678	$18,578
Sublease income	(1,265)	(1,288)	(991)	—	—	—	(3,544)
Net operating lease commitments	2,936	2,993	2,955	2,493	1,979	1,678	15,034
Purchase commitments	5,528	3,600	3,600	2,100	600	3,400	18,828
Debt commitments	—	2,000	3,500	3,500	3,500	332,500	345,000
Interest payable	15,172	15,157	15,068	14,872	14,719	20,584	95,572
Acquisition-related contingent consideration liability	1,304	1,385	—	—	—	—	2,689
Total	$24,940	$25,135	$25,123	$22,965	$20,798	$358,162	$477,123
For further detail see "Note 10: Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Unrecognized Tax Benefits
The above table does not reflect unrecognized tax benefits of approximately $4.2 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see "Note 16: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Years ended December 31,
	2017	2016	2015
Net cash provided by operating activities from continuing operations	$72,846	$85,970	$24,308
Net cash provided (used) by investing activities from continuing operations	2,053	(1,560)	(332,517)
Net cash provided (used) by financing activities from continuing operations	(68,562)	(162,001)	320,652
Net cash provided (used) by continuing operations	6,337	(77,591)	12,443
Net cash provided by discontinued operations	1,028	72,655	4,586
Effect of exchange rate changes on cash and cash equivalents	78	(26)	(17)
Net increase (decrease) in cash and cash equivalents	$7,443	$(4,962)	$17,012
Net cash from the operating activities of continuing operations: Net cash from the operating activities of continuing operations consists of income (loss) from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $72.8 million, $86.0 million, and $24.3 million for the years ended December 31, 2017, 2016, and 2015, respectively. The activity in 2017 included a $(15.3) million working capital contribution and approximately $88.1 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution was driven by accrued expenses, including accrued interest, and the expected realization (through 2022) of $10.9 million of repealed corporate AMT credit carryovers, and restructuring activities.

The activity in 2016 included an $44.8 million working capital contribution and approximately $41.2 million of non-cash adjustments and a loss from continuing operations. The working capital contribution continued to be driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. In addition, we had placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance, and that amount was returned to us in the first quarter of 2016 since it was not achieved (see "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information). Lastly, the timing of TaxAct's spending on marketing campaigns for the upcoming tax season and the addition of HD Vest provided further working capital contribution during the period.
The activity in 2015 included a $11.2 million working capital contribution and approximately $13.1 million of non-cash adjustments and a loss from continuing operations. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity, and also included separation-related costs accrued in connection with the upcoming departure of our chief executive officer that occurred in 2016.
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
Net cash used by investing activities was $2.1 million, $1.6 million, and $332.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. The activity in 2017 primarily consisted of net cash inflows on our available-for-sale investments of $7.1 million offset by approximately offset by $5.0 million in purchases of property and equipment. The activity in 2016 primarily consisted of $3.8 million in purchases of property and equipment and payment of the $1.8 million final working capital adjustment on the HD Vest acquisition, offset by net cash inflows on our available-for-sale investments of $4.0 million. The activity in 2015 primarily consisted of the acquisitions of HD Vest and SimpleTax for a combined $573.4 million and $1.5 million in purchases of property and equipment, offset by net cash inflows on our available-for-sale investments of $238.7 million.
Net cash from the financing activities of continuing operations: Net cash from the financing activities of continuing operations primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period-to-period based upon our financing needs due to the level of acquisition activity and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $68.6 million for the year ended December 31, 2017. The activity in 2017 primarily consisted of payments of $290.0 million in connection with the termination of the TaxAct - HD Vest credit facility, $172.8 million for redemption in full of the outstanding Notes, $9.1 million in tax payments from shares withheld for equity awards, payment of $3.2 million on the note payable with related party, and $0.9 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $365.8 million in proceeds from the Blucora senior secured credit facility that was entered into in May 2017 and $41.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Net cash provided by financing activities was $162.0 million for the year ended December 31, 2016. The activity in 2016 primarily consisted of payments of $140.0 million on the TaxAct - HD Vest 2015 credit facility, the $20.7 million repurchase of the Notes, payment of $3.2 million on the note payable with related party, and $1.8 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $16.0 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years and $3.6 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Net cash used by financing activities was $320.7 million for the year ended December 31, 2015. The activity in 2015 primarily consisted of $378.3 million in proceeds from the TaxAct - HD Vest 2015 credit facility that was entered into on December 31, 2015, $8.0 million in excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years, and $3.6 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were offset by payments of $51.9 million on the TaxAct 2013 credit facility, stock repurchases of $7.7 million, and $1.5 million in tax payments from shares withheld for equity awards.

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
Wealth management revenue recognition: Wealth management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. Revenue is recognized in the periods in which the related services are performed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Payments received in advance of the performance of service are deferred and recognized as revenue when earned. Of Wealth management revenues, commissions revenue contains subjective judgments and the use of estimates.
Commissions represent amounts generated by HD Vest's financial advisors for their clients' purchases and sales of securities and various investment products. We generate two types of commissions: transaction-based sales commissions that occur at the point of sale, as well as trailing commissions for which we provide ongoing account support to clients of our financial advisors.
Transaction-based sales commission revenue is recorded on a trade-date basis, which is when our performance obligations in generating the commissions have been substantially completed. Trailing commission revenue is based on a percentage of the current market value of clients' investment holdings in trail-eligible assets and recognized over the period during which services are performed. Since trailing commission revenue is generally paid in arrears, we estimate it based on a number of factors, including market levels and the amount of trailing commission revenues received in prior periods, and also considers historical payout ratios. These estimates are primarily based on historical information and there is not significant judgment involved.
A substantial portion of commission revenue is ultimately paid to financial advisors. Such amounts are recorded as "Commissions and advisory fees payable" on the consolidated balance sheets and "Wealth management services cost of revenue" on the consolidated statements of comprehensive income.
Tax preparation revenue recognition: We derive revenue from the sale of tax preparation online services, ancillary services, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary services primarily include tax preparation support services, data archive services and e-filing services. The Company recognizes revenue from the sale of its packaged software when legal title transfers. This is generally when its customers download the software from the Internet or, to a lesser extent, when the software ships. Of Tax Preparation revenues, revenues from bank or reloadable prepaid debit card services, and software and/or services that consist of multiple elements contain subjective judgments and the use of estimates.
The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the software and/or services purchased by the customers deducted from their refunds. Other value-added service revenue consists of revenue from revenue sharing and royalty arrangements with third party partners. Revenue for these transactions is recognized when the revenue recognition criteria are met; for some arrangements that is upon filing and for other arrangements that is upon our determination of when collectibility is probable.

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
VSOE generally exists when we sell the deliverable separately. When VSOE cannot be established, we attempt to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When we are unable to establish selling price using VSOE or TPE, we use ESP in our allocation of arrangement consideration. ESP is the estimated price at which we would sell the software or service if it were sold on a stand-alone basis. We determine ESP for the software or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives. However, the impact of multiple element arrangements are not material and primarily impact the timing of revenue recognition over the tax filing season, which is concentrated within the first two quarters of the filing period.
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
For additional information about the realization of our deferred tax assets and our valuation allowance, see "Note 16: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. For additional information about our net operating loss carryforwards, see the Risk Factor "Our utilization of our net operating loss carryforwards (“NOLs”) may be severely limited or potentially eliminated" in Part I Item 1A of this report.
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Quarterly Results of Operations (Unaudited)
The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2017. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto in Part II Item 8. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
	(In thousands except per share data and percentages) (1)
Revenue:
Wealth management services revenue	$77,291	$76,117	$80,088	$83,050	$82,667	$85,296	$86,809	$93,848
Tax preparation services revenue	88,474	43,991	3,149	3,751	99,708	53,866	3,362	4,001
Total revenue	165,765	120,108	83,237	86,801	182,375	139,162	90,171	97,849
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	52,269	51,023	54,921	55,783	55,874	56,963	59,607	63,415
Tax preparation services cost of revenue	3,207	2,023	1,319	1,819	3,818	2,411	1,314	2,475
Amortization of acquired technology	667	49	49	47	48	47	50	50
Total cost of revenue	56,143	53,095	56,289	57,649	59,740	59,421	60,971	65,940
Engineering and technology	4,295	3,959	4,588	4,938	4,748	4,242	5,051	5,573
Sales and marketing	43,837	19,913	11,965	13,645	48,998	22,296	13,680	17,824
General and administrative	12,753	11,508	11,638	11,497	13,483	13,715	12,207	13,263
Depreciation	975	963	968	975	940	873	867	780
Amortization of other acquired intangible assets	8,316	8,316	8,297	8,402	8,288	8,289	8,615	8,615
Restructuring (2)	—	—	—	3,870	2,289	331	106	375
Total operating expenses	126,319	97,754	93,745	100,976	138,486	109,167	101,497	112,370
Operating income (loss)	39,446	22,354	(10,508)	(14,175)	43,889	29,995	(11,326)	(14,521)
Other loss, net	(7,514)	(10,916)	(11,453)	(9,898)	(9,708)	(24,200)	(5,241)	(5,402)
Income (loss) from continuing operations before income taxes	31,932	11,438	(21,961)	(24,073)	34,181	5,795	(16,567)	(19,923)
Income tax benefit (expense)	(11,643)	(5,793)	8,537	10,184	(3,471)	(2,315)	(166)	31,842
Income (loss) from continuing operations	20,289	5,645	(13,424)	(13,889)	30,710	3,480	(16,733)	11,919
Discontinued operations, net of income taxes (3)	2,522	(19,975)	(40,528)	(5,140)	—	—	—	—
Net income (loss)	22,811	(14,330)	(53,952)	(19,029)	30,710	3,480	(16,733)	11,919
Net income attributable to noncontrolling interests	(144)	(115)	(167)	(232)	(126)	(176)	(164)	(1,871)
Net income (loss) attributable to Blucora, Inc.	$22,667	$(14,445)	$(54,119)	$(19,261)	$30,584	$3,304	$(16,897)	$10,048
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.49	$0.13	$(0.33)	$(0.34)	$0.73	$0.08	$(0.37)	$0.22
Discontinued operations	0.06	(0.48)	(0.97)	(0.12)	—	—	—	—
Basic net income (loss) per share	$0.55	$(0.35)	$(1.30)	$(0.46)	$0.73	$0.08	$(0.37)	$0.22
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.48	$0.13	$(0.33)	$(0.34)	$0.67	$0.07	$(0.37)	$0.21
Discontinued operations	0.06	(0.47)	(0.97)	(0.12)	—	—	—	—
Diluted net income (loss) per share	$0.54	$(0.34)	$(1.30)	$(0.46)	$0.67	$0.07	$(0.37)	$0.21
Weighted average shares outstanding:
Basic	41,171	41,405	41,635	41,766	42,145	43,644	45,459	46,231
Diluted	41,610	42,298	41,635	41,766	45,428	46,937	45,459	48,406

	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Revenue:
Wealth management services revenue	46.6%	63.4%	96.2%	95.7%	45.3%	61.3%	96.3%	95.9%
Tax preparation services revenue	53.4	36.6	3.8	4.3	54.7	38.7	3.7	4.1
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenue (4):
Wealth management services cost of revenue	67.6	67.0	68.6	67.2	67.6	66.8	68.7	67.6
Tax preparation services cost of revenue	3.6	4.6	41.9	48.5	3.8	4.5	39.1	61.9
Amortization of acquired technology	0.4	0.0	0.1	0.1	0.0	0.0	0.1	0.1
Total cost of revenue	33.9	44.2	67.6	66.4	32.8	42.7	67.6	67.4
Engineering and technology	2.6	3.3	5.5	5.7	2.6	3.0	5.6	5.7
Sales and marketing	26.4	16.6	14.4	15.7	26.9	16.0	15.2	18.2
General and administrative	7.7	9.6	14.0	13.2	7.4	9.9	13.5	13.6
Depreciation	0.6	0.8	1.2	1.1	0.5	0.6	1.0	0.8
Amortization of other acquired intangible assets	5.0	6.9	10.0	9.7	4.5	6.0	9.6	8.8
Restructuring	—	—	—	4.5	1.3	0.2	0.1	0.4
Total operating expenses	76.2	81.4	112.7	116.3	76.0	78.4	112.6	114.9
Operating income (loss)	23.8	18.6	(12.7)	(16.3)	24.0	21.6	(12.6)	(14.9)
Other loss, net	(4.5)	(9.1)	(13.8)	(11.4)	(5.3)	(17.4)	(5.8)	(5.5)
Income (loss) from continuing operations before income taxes	19.3	9.5	(26.5)	(27.7)	18.7	4.2	(18.4)	(20.4)
Income tax benefit (expense)	(7.0)	(4.8)	10.3	11.7	(1.9)	(1.7)	(0.2)	32.5
Income (loss) from continuing operations	12.3	4.7	(16.2)	(16.0)	16.8	2.5	(18.6)	12.1
Discontinued operations, net of income taxes	1.5	(16.6)	(48.7)	(5.9)	—	—	—	—
Net income (loss)	13.8	(11.9)	(64.9)	(21.9)	16.8	2.5	(18.6)	12.1
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(0.3)	(0.1)	(0.1)	(0.2)	(1.9)
Net income (loss) attributable to Blucora, Inc.	13.7%	(12.0)%	(65.1)%	(22.2)%	16.7%	2.4%	(18.8)%	10.2%

(1)	On December 31, 2015, we acquired HD Vest. See "Note 3: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

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
Financial market risk: We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important, are: preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. As of December 31, 2017, we principally invest in money market fund securities. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2017.
Interest rate risk: At December 31, 2017, our cash equivalent balance of $10.9 million was held in money market funds. We consider the interest rate risk for our cash equivalent securities held at December 31, 2017 to be low. For further detail on our cash equivalents, see "Note 7: Fair Value Measurements" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
In addition, as of December 31, 2017, we have $345.0 million of debt outstanding under the Blucora senior secured credit facilities, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see "Note 9: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. A hypothetical 100 basis point increase in LIBOR on December 31, 2017 would result in a $22.0 million increase in our interest expense until the scheduled maturity date in 2024.
The following table provides information about our cash equivalent securities as of December 31, 2017, including principal cash flows for 2018 and thereafter and the related weighted average interest rates. The change in fair values during 2017 for our cash equivalent securities was not material and was recorded in other comprehensive income. Principal amounts and weighted average interest rates by expected year of maturity are as follows:

(In thousands, except percentages)	2018		Thereafter		Total		Fair Value
Money market and other funds	10,857	1.00%	—	—%	10,857	1.00%	10,857
Cash equivalents	$10,857		$—		$10,857		$10,857

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blucora, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.
/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Dallas, Texas
March 1, 2018

BLUCORA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$59,965	$51,713
Cash segregated under federal or other regulations	1,371	2,355
Available-for-sale investments	—	7,101
Accounts receivable, net of allowance	10,694	10,209
Commissions receivable	16,822	16,144
Other receivables	3,180	4,004
Prepaid expenses and other current assets, net	7,365	6,321
Total current assets	99,397	97,847
Long-term assets:
Property and equipment, net	9,831	10,836
Goodwill, net	549,037	548,741
Other intangible assets, net	328,205	362,178
Other long-term assets	15,201	3,057
Total long-term assets	902,274	924,812
Total assets	$1,001,671	$1,022,659
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,413	$4,536
Commissions and advisory fees payable	17,813	16,587
Accrued expenses and other current liabilities	19,577	18,528
Deferred revenue	9,953	12,156
Current portion of long-term debt, net	—	2,560
Total current liabilities	51,756	54,367
Long-term liabilities:
Long-term debt, net	338,081	248,221
Convertible senior notes, net	—	164,176
Deferred tax liability, net	43,433	111,126
Deferred revenue	804	1,849
Other long-term liabilities	8,177	10,205
Total long-term liabilities	390,495	535,577
Total liabilities	442,251	589,944

Redeemable noncontrolling interests	18,033	15,696

Commitments and contingencies (Note 10)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
46,366 and 41,845	5	4
Additional paid-in capital	1,555,560	1,510,152
Accumulated deficit	(1,014,174)	(1,092,756)
Accumulated other comprehensive loss	(4)	(381)
Total stockholders’ equity	541,387	417,019
Total liabilities and stockholders’ equity	$1,001,671	$1,022,659
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years ended December 31,
	2017	2016	2015
Revenue:
Wealth management services revenue	$348,620	$316,546	$—
Tax preparation services revenue	160,937	139,365	117,708
Total revenue	509,557	455,911	117,708
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	235,859	213,996	—
Tax preparation services cost of revenue	10,018	8,368	6,167
Amortization of acquired technology	195	812	7,546
Total cost of revenue	246,072	223,176	13,713
Engineering and technology	19,614	17,780	5,107
Sales and marketing	102,798	89,360	45,854
General and administrative	52,668	47,396	43,563
Depreciation	3,460	3,881	1,521
Amortization of other acquired intangible assets	33,807	33,331	12,757
Restructuring	3,101	3,870	—
Total operating expenses	461,520	418,794	122,515
Operating income (loss)	48,037	37,117	(4,807)
Other loss, net	(44,551)	(39,781)	(12,542)
Income (loss) from continuing operations before income taxes	3,486	(2,664)	(17,349)
Income tax benefit	25,890	1,285	4,623
Income (loss) from continuing operations	29,376	(1,379)	(12,726)
Discontinued operations, net of income taxes	—	(63,121)	(27,348)
Net income (loss)	29,376	(64,500)	(40,074)
Net income attributable to noncontrolling interests	(2,337)	(658)	—
Net income (loss) attributable to Blucora, Inc.	$27,039	$(65,158)	$(40,074)
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.61	$(0.05)	$(0.31)
Discontinued operations	—	(1.52)	(0.67)
Basic net income (loss) per share	$0.61	$(1.57)	$(0.98)
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.57	$(0.05)	$(0.31)
Discontinued operations	—	(1.52)	(0.67)
Diluted net income (loss) per share	$0.57	$(1.57)	$(0.98)
Weighted average shares outstanding:
Basic	44,370	41,494	40,959
Diluted	47,211	41,494	40,959
Other comprehensive income:
Net income (loss)	$29,376	$(64,500)	$(40,074)
Unrealized gain (loss) on available-for-sale investments, net of tax	1	9	(236)
Foreign currency translation adjustment	376	137	(517)
Reclassification adjustment for realized loss on available-for-sale investments, net of tax, included in net income as Other loss, net	—	—	375
Reclassification adjustment for other-than-temporary impairment loss on available-for-sale investments, included in net income as discontinued operations	—	—	964
Other comprehensive income	377	146	586
Comprehensive income (loss)	29,753	(64,354)	(39,488)
Comprehensive income attributable to noncontrolling interests	(2,337)	(658)	—
Comprehensive income (loss) attributable to Blucora, Inc.	$27,416	$(65,012)	$(39,488)
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Redeemable Noncontrolling Interests			Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)
		Common stock
		Shares	Amount				Total
Balance as of December 31, 2014	$—	40,882	$4	$1,467,658	$(987,524)	$(1,113)	$479,025
Common stock issued for stock options and restricted stock units	—	520	—	2,409	—	—	2,409
Common stock issued for employee stock purchase plan	—	103	—	1,193	—	—	1,193
Stock repurchases	—	(551)	—	(7,735)	—	—	(7,735)
Other comprehensive income	—	—	—	—	—	586	586
Stock-based compensation	—	—	—	13,047	—	—	13,047
Tax effect of equity compensation	—	—	—	15,378	—	—	15,378
Tax payments from shares withheld for equity awards	—	—	—	(1,545)	—	—	(1,545)
Net loss	—	—	—	—	(40,074)	—	(40,074)
Purchase of redeemable non-controlling interests	15,038	—	—	—	—	—	—
Balance as of December 31, 2015	15,038	40,954	4	1,490,405	(1,027,598)	(527)	462,284
Common stock issued for stock options and restricted stock units	—	700	—	2,216	—	—	2,216
Common stock issued for employee stock purchase plan	—	191	—	1,402	—	—	1,402
Other comprehensive income	—	—	—	—	—	146	146
Stock-based compensation	—	—	—	15,235	—	—	15,235
Tax effect of equity compensation	—	—	—	2,461	—	—	2,461
Tax payments from shares withheld for equity awards	—	—	—	(1,752)	—	—	(1,752)
Reclassification of equity award to liability award	—	—	—	185	—		185
Net income (loss)	658	—	—	—	(65,158)	—	(65,158)
Balance as of December 31, 2016	15,696	41,845	4	1,510,152	(1,092,756)	(381)	417,019
Common stock issued for stock options and restricted stock units	—	4,382	1	40,271	—	—	40,272
Common stock issued for employee stock purchase plan	—	139	—	1,429	—	—	1,429
Other comprehensive income	—	—	—	—	—	377	377
Stock-based compensation and impact of recent ASU	—	—	—	12,801	51,543	—	64,344
Tax payments from shares withheld for equity awards	—	—	—	(9,095)	—	—	(9,095)
Other	—	—	—	2	—	—	2
Net income	2,337	—	—	—	27,039	—	27,039
Balance as of December 31, 2017	$18,033	46,366	$5	$1,555,560	$(1,014,174)	$(4)	$541,387
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2017	2016	2015
Operating Activities:
Net income (loss)	$29,376	$(64,500)	$(40,074)
Less: Discontinued operations, net of income taxes	—	(63,121)	(27,348)
Net income (loss) from continuing operations	29,376	(1,379)	(12,726)
Adjustments to reconcile net income (loss) from continuing operations to net cash from operating activities:
Stock-based compensation	11,653	14,128	8,694
Depreciation and amortization of acquired intangible assets	38,139	38,688	22,590
Restructuring (non-cash)	1,569	(364)	—
Deferred income taxes	(16,159)	(18,055)	(12,607)
Amortization of premium on investments, net	10	174	1,589
Amortization of debt issuance costs	1,089	1,840	1,133
Accretion of debt discounts	1,947	4,690	3,866
Loss on debt extinguishment and modification expense	20,445	1,036	398
Revaluation of acquisition-related contingent consideration liability	—	391	—
Other	30	19	203
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(483)	(2,340)	(1,862)
Commissions receivable	(678)	184	—
Other receivables	(204)	22,875	651
Prepaid expenses and other current assets	(869)	3,741	(493)
Other long-term assets	(12,281)	(887)	(15)
Accounts payable	(123)	(153)	369
Commissions and advisory fees payable	1,226	(395)	—
Deferred revenue	(3,248)	582	1,875
Accrued expenses and other current and long-term liabilities	1,407	21,195	10,643
Net cash provided by operating activities from continuing operations	72,846	85,970	24,308
Investing Activities:
Business acquisitions, net of cash acquired	—	(1,788)	(569,709)
Purchases of property and equipment	(5,039)	(3,812)	(1,512)
Proceeds from sales of investments	249	—	156,506
Proceeds from maturities of investments	7,252	12,807	296,455
Purchases of investments	(409)	(8,767)	(214,257)
Net cash provided (used) by investing activities from continuing operations	2,053	(1,560)	(332,517)
Financing Activities:
Proceeds from credit facility, net of debt issuance costs and debt discount of $5,913 and $1,875 in 2017 and $9,730 and $12,000 in 2015, respectively	365,836	—	378,270
Repurchase of convertible notes	(172,827)	(20,667)	—
Repayment of credit facility	(290,000)	(140,000)	(51,940)
Repayment of note payable with related party	(3,200)	(3,200)	—
Stock repurchases	—	—	(7,735)
Proceeds from stock option exercises	40,271	2,216	2,409
Proceeds from issuance of stock through employee stock purchase plan	1,429	1,402	1,193
Tax payments from shares withheld for equity awards	(9,095)	(1,752)	(1,545)
Contingent consideration payments for business acquisition	(946)	—	—
Other	(30)	—	—
Net cash provided (used) by financing activities from continuing operations	(68,562)	(162,001)	320,652
Net cash provided (used) by continuing operations	6,337	(77,591)	12,443

Net cash provided by operating activities from discontinued operations	—	14,047	22,126
Net cash provided (used) by investing activities from discontinued operations	1,028	83,608	(540)
Net cash used in financing activities from discontinued operations	—	(25,000)	(17,000)
Net cash provided by discontinued operations	1,028	72,655	4,586

Effect of exchange rate changes on cash and cash equivalents	78	(26)	(17)
Net increase (decrease) in cash, cash equivalents, and restricted cash	7,443	(4,962)	17,012
Cash and cash equivalents, beginning of period	54,868	59,830	42,818
Cash and cash equivalents, end of period	$62,311	$54,868	$59,830
Non-cash investing and financing activities from continuing operations:
Cash paid for income taxes from continuing operations	$1,267	$2,012	$614
Cash paid for interest from continuing operations	$23,316	$32,377	$8,994
See notes to consolidated financial statements.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2017, 2016, and 2015

Note 1: Description of the Business
Blucora, Inc. (the “Company” or “Blucora”) operates two businesses: a Wealth Management business and an online Tax Preparation business. The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries ("HD Vest"). HDV Holdings, Inc. is the parent company of the Wealth Management business and owns all outstanding shares of HD Vest, Inc., which serves as a holding company for the various financial services subsidiaries. Those subsidiaries include HD Vest Investment Securities, Inc. (an introducing broker-dealer), H.D. Vest Advisory Services, Inc. (a registered investment adviser), and H.D. Vest Insurance Agency, LLC (an insurance broker) (collectively referred to as the "Wealth Management business" or the "Wealth Management segment"). The Tax Preparation business consists of the operations of TaxAct, Inc. and its subsidiary ("TaxAct") and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com (collectively referred to as the "Tax Preparation business" or the "Tax Preparation segment").
Prior to 2017, the Company also operated an internet Search and Content business and an E-Commerce business. The Search and Content business operated through the InfoSpace LLC subsidiary (“InfoSpace”) and provided search services to users of its owned and operated and distribution partners’ web properties, as well as online content through HowStuffWorks (“HSW”). The E-Commerce business consisted of the operations of Monoprice, Inc. (“Monoprice”) and sold self-branded electronics and accessories to both consumers and businesses primarily through its website.
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
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market (the "Strategic Transformation"). Strategic Transformation refers to the Company's transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of the Search and Content and E-Commerce businesses in 2016. As part of the Strategic Transformation and "One Company" operating model, the Company announced on October 27, 2016 plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. The actions to relocate corporate headquarters were intended to drive efficiencies and improve operational effectiveness. The restructuring is now substantially complete and it is expected to be completed by early 2018.
Segments: The Company has two reportable segments: the Wealth Management segment, which is the HD Vest business, and the Tax Preparation segment, which is the TaxAct business. Unless the context indicates otherwise, the Company uses the term “Wealth Management” to represent services sold through the HD Vest business, the term “Tax Preparation” to represent services and software sold through the TaxAct business, the term “Search and Content” to represent search and content services, and the term “E-Commerce” to represent products sold through the Monoprice business.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

of goodwill and other intangible assets, useful lives of other intangible assets, acquisition accounting, valuation of investments, revenue recognition, the estimated allowance for sales returns and doubtful accounts, internally developed software, accrued contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.
Net capital and regulatory requirements: The Company's HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of December 31, 2017, HD Vest met all capital adequacy requirements to which it was subject.
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
Available-for-sale investments: The Company principally invests its available cash in fixed-rate debt securities. Fixed-rate debt securities generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon the Company's cash requirements. Such investments are included in "Cash and cash equivalents" and "Available-for-sale investments" on the consolidated balance sheets and reported at fair value with unrealized gains and losses included in "Accumulated other comprehensive loss" on the consolidated balance sheets.
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
Accounts receivable: Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts, which was not material at December 31, 2017 and 2016, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated on a project or product basis. The Company capitalized $3.5 million, $1.0 million, and $0.3 million of internal-use software costs in the years ended December 31, 2017, 2016, and 2015, respectively.
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
Goodwill and intangible assets impairment: The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. As part of the impairment evaluation, the Company may elect to perform an assessment of qualitative factors. If this qualitative assessment indicates that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying value, or if the Company elects to bypass the qualitative assessment, the Company then would proceed with the quantitative impairment test.
The Company performed a qualitative assessment as of November 30, 2017, and determined that no conditions existed that would make it more likely than not that goodwill and the indefinite-lived assets were impaired. Therefore, no further quantitative assessment was required.
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
See "Note 4: Discontinued Operations" for discussion of impairment of goodwill and intangible assets in the fourth quarter of 2015.
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
Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Cash equivalents and debt securities are classified within Level 2 (see "Note 7: Fair Value Measurements") of the fair value hierarchy because the Company values them utilizing market observable inputs. Unrealized gains and losses are included in "Accumulated other comprehensive income (loss)" on the consolidated balance sheets, and amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

The Company has a contingent consideration liability that is related to the Company's 2015 acquisition of SimpleTax Software Inc. ("SimpleTax") and is classified within Level 3 (see "Note 7: Fair Value Measurements") of the fair value hierarchy because the Company values it utilizing inputs not observable in the market. The Company accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations.
Redeemable noncontrolling interests: Noncontrolling interests that are redeemable at the option of the holder and not solely within the control of the issuer are classified outside of stockholders' equity. In connection with the acquisition of HD Vest, management of that business has retained an ownership interest. The Company is party to put and call arrangements with respect to these interests. These put and call arrangements allow HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. To the extent that the redemption value of these interests exceeds the value determined by adjusting the carrying value for the subsidiary's attribution of net income (loss), the value of such interests is adjusted to the redemption value with a corresponding adjustment to additional paid-in capital. The redemption amount at December 31, 2017 and December 31, 2016 was $12.4 million and $11.6 million, respectively.
Revenue recognition, general:  The Company recognizes revenue when all four revenue recognition criteria have been met: persuasive evidence of an arrangement exists, the Company has delivered the product or performed the service, the fee is fixed or determinable, and collectibility is probable. Determining whether and when these criteria have been satisfied involves judgment, estimates and assumptions that can have an impact on the timing and amount of revenue that the Company recognizes.
Revenue is recognized net of allowances, which are management's estimates of fees to be paid to a third party service provider for fulfillment of the Company's audit defense services. These fees are not material and generally include an estimate of audit defense fees to be paid, based on an analysis of historical data and contractual terms, and are recorded when revenue is recognized. The Company believes that it can reasonably and reliably estimate fees to the third party service provider in a timely manner.
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
Wealth management revenue recognition: Wealth management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. Revenue is recognized in the periods in which the related services are performed, provided that persuasive evidence of an arrangement exists, the fee is fixed or determinable, and collectibility is reasonably assured. Payments received by the Company in advance of the performance of service are deferred and recognized as revenue when earned. Of Wealth management revenues, commissions revenue contains subjective judgments and the use of estimates.
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
The Company records transaction-based sales commission revenue on a trade-date basis, which is when the Company's performance obligations in generating the commissions have been substantially completed. Trailing commission revenue is based on a percentage of the current market value of clients' investment holdings in trail-eligible assets and recognized over the period during which services are performed. Since trailing commission revenue is generally paid in arrears, the Company estimates it based on a number of factors, including stock market index levels and the amount of trailing commission revenues received in prior periods, and also considers historical payout ratios. These estimates are primarily based on historical information and there is not significant judgment involved.
A substantial portion of commission revenue is ultimately paid to financial advisors. The Company records an estimate for transaction-based commissions payable based upon the payout rate of the financial advisor generating the accrued commission revenue. The Company records an estimate for trailing commissions payable based upon historical payout ratios.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Such amounts are recorded as "Commissions and advisory fees payable" on the consolidated balance sheets and "Wealth management services cost of revenue" on the consolidated statements of comprehensive income.
Tax preparation revenue recognition: The Company derives revenue from the sale of tax preparation online services, ancillary services, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary services primarily include tax preparation support services, data archive services and e-filing services. The Company recognizes revenue from the sale of its packaged software when legal title transfers. This is generally when its customers download the software from the Internet or, to a lesser extent, when the software ships. This revenue is recorded in the Tax Preparation segment. Of Tax Preparation revenues, revenues from bank or reloadable prepaid debit card services, and software and/or services that consist of multiple elements contain subjective judgments and the use of estimates.
The bank or reloadable prepaid debit card services are offered to taxpayers as an option to receive their tax refunds in the form of a prepaid bank card or to have the fees for the software and/or services purchased by the customers deducted from their refunds. Other value-added service revenue consists of revenue from revenue sharing and royalty arrangements with third party partners. Revenue for these transactions is recognized when the revenue recognition criteria are met; for some arrangements that is upon filing and for other arrangements that is upon the Company’s determination of when collectibility is probable.
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
VSOE generally exists when the Company sells the deliverable separately. When VSOE cannot be established, the Company attempts to establish a selling price for each element based on TPE. TPE is determined based on competitor prices for similar deliverables when sold separately. When the Company is unable to establish selling price using VSOE or TPE, it uses ESP in its allocation of arrangement consideration. ESP is the estimated price at which the Company would sell the software or service if it were sold on a stand-alone basis. The Company determines ESP for the software or service by considering multiple factors including, but not limited to, historical stand-alone sales, pricing practices, market conditions, competitive landscape, internal costs, and gross margin objectives. However, the impact of multiple element arrangements are not material and primarily impact the timing of revenue recognition over the tax filing season, which is concentrated within the first two quarters of the filing period.
Advertising expenses: Costs for advertising are recorded as expense, and classified within "Sales and marketing" on the consolidated statements of comprehensive income, when the advertisement appears. Advertising expense totaled $51.7 million, $44.0 million, and $35.5 million for the years ended December 31, 2017, 2016, and 2015, respectively. Prepaid advertising costs were $0.3 million and $0.6 million at December 31, 2017 and 2016, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

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
Geographic revenue information: Almost all of the Company's revenue for 2017, 2016, and 2015 was generated from customers located in the United States.
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
The Company will adopt the requirements of the new standard on January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, the Company will recognize a $1.8 million cumulative effect of adopting this ASU as an adjustment to the opening balance of retained earnings, and will recognize approximately $2.0 million of certain licensing fees as a reduction to both revenues and operating expenses on the consolidated statements of comprehensive income. Prior periods will not be retrospectively adjusted.
Leases - In February 2016, the FASB issued an ASU on lease accounting, whereby lease assets and liabilities, whether arising from leases that are considered operating or finance (capital) and have a term of twelve months or less, will be

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

recognized on the balance sheet. Enhanced qualitative disclosures also will be required. This guidance is effective on a modified retrospective basis--with various practical expedients related to leases that commenced before the effective date--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted. The Company expects that the adoption of this ASU will not have a material impact to its consolidated financial statements and related disclosures, and it will adopt this ASU on January 1, 2019.
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
The Company implemented this ASU on January 1, 2017 and recorded a cumulative-effect adjustment of $51.5 million to credit retained earnings for deferred tax assets related to net operating losses that arose from excess tax benefits, which the Company has deemed realizable.  In addition to this:

•
At the time of adoption and on a prospective basis, the primary impact of adoption was the recognition of excess tax benefits and deficiencies, including deferred tax assets related to net operating losses that arose from excess tax benefits which the Company has deemed realizable, in the income tax provision (rather than in additional paid-in capital). This caused income taxes to differ from taxes at the statutory rates in 2017. For the year ended December 31, 2017, the Company recognized an estimated $20.1 million decrease to the income tax provision, which resulted in a $20.1 million increase to income from continuing operations and net income attributable to Blucora, a $0.45 increase to basic earnings per share, and a $0.43 increase to diluted earnings per share.

•
The Company applied the cash flow presentation guidance on a retrospective basis, restating the consolidated statements of cash flows to present excess tax benefits as an operating activity (rather than a financing activity). For the year ended December 31, 2016, this resulted in an increase to cash provided by operating activities from continuing operations of $16.0 million and a corresponding decrease to cash used by financing activities from continuing operations. The restatement had no impact on total cash flows for the period presented.

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
Measurement of Credit Losses - In June 2016, the FASB issued an ASU which requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
Statement of cash flows and restricted cash - In November 2016, the FASB issued an ASU on the classification and presentation of changes in restricted cash on the statement of cash flows.  The ASU requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and restricted cash; therefore, the amounts described as restricted cash should be included with cash and cash equivalents when reconciling the beginning and end of period total

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

amounts on the statement of cash flows.  This guidance is effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017.  Early adoption is permitted. The guidance is effective on a retrospective basis. The Company elected to early adopt this guidance as of January 1, 2017. The reclassification was not material to the periods presented and had no impact on total cash flows, income from continuing operations, or net income attributable to Blucora for the periods presented.

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
The Company's estimates, at the time of acquisition, of the economic lives of the acquired intangible assets are 20 years for the advisor relationships, 18 years for the sponsor relationships, 4 years for the curriculum, 6 years for the proprietary technology, and the trade name is estimated to have an indefinite life. Goodwill consists largely of the increased cross-serving opportunities and expanded addressable markets for both HD Vest and TaxAct, neither of which apply for separate recognition, and is not expected to be deductible for income tax purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

The primary areas of the acquisition accounting that were not yet finalized at the time of the acquisition related to income and non-income based taxes, certain contingent liability matters, indemnification assets, and residual goodwill. In the third and fourth quarters of 2016, the Company recorded a combined $2.1 million increase to net assets acquired and a corresponding decrease to goodwill, predominantly related to the finalization of federal and state tax returns and associated analyses for pre-acquisition tax periods. Acquisition accounting is now considered closed.
The promissory note was with the President of HD Vest and was scheduled to be paid over a three-year period. In December 2017, the Company fully repaid the remaining $3.2 million outstanding. The note bore interest at a rate of 5% per year.
The Purchase Agreement dictated that the Company place into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance. The contingent consideration threshold was not achieved; therefore, the amount was recorded as a receivable as of December 31, 2015 and paid to the Company in the first quarter of 2016.
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

Year ended
December 31, 2015
Revenue	$437,447
Loss from continuing operations	$(12,793)
SimpleTax: On July 2, 2015, TaxAct acquired all of the equity of SimpleTax, a provider of online tax preparation services for individuals in Canada, for approximately $1.9 million in cash and additional consideration of up to $3.7 million that is contingent upon product availability and revenue performance over a three-year period. The estimated fair value of the contingent consideration as of the acquisition date was $3.3 million. See "Note 7: Fair Value Measurements" for additional information related to the fair value measurement of the contingent consideration.
The acquisition of SimpleTax is strategic to TaxAct and intended to expand its operations. SimpleTax is included in the Tax Preparation segment. Intangible assets acquired amounted to approximately $0.9 million, consisting of customer relationships and proprietary technology both of which have finite lives. Identifiable net liabilities assumed were not material. Goodwill amounted to $4.5 million. Pro forma results of operations have not been presented because the effects of this acquisition were not material to the Company’s consolidated results of operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Note 4: Discontinued Operations
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market, as more fully described in "Note 1: Description of the Business." The Strategic Transformation included plans to divest the Search and Content and E-Commerce businesses. Financial condition, results of operations, cash flows, and the notes to financial statements reflect the Search and Content and E-Commerce businesses as discontinued operations for all periods presented. Amounts in discontinued operations include previously unallocated depreciation, amortization, stock-based compensation, income taxes, and other corporate expenses that were attributable to the Search and Content and E-Commerce businesses.
On November 17, 2016, the Company closed on an agreement with YFC, under which YFC acquired the E-Commerce business for $40.5 million, which included a working capital adjustment. Of this amount, $39.5 million was received in the fourth quarter of 2016 and the remaining $1.0 million was received in the first half of 2017. The Company used all of the proceeds to pay down debt and recognized a loss on sale of the E-Commerce business of approximately $52.2 million.
On August 9, 2016, the Company closed on an agreement with OpenMail, under which OpenMail acquired substantially all of the assets and assumed certain specified liabilities of the Search and Content business for $45.2 million. The Company used all of the proceeds to pay down debt and recognized a loss on sale of the Search and Content business of approximately $21.6 million. Under a separate agreement, the Company is subleasing to InfoSpace the office space that InfoSpace is using currently. The rent payments and September 2020 termination date are consistent with the underlying non-cancelable operating lease.
Summarized financial information for discontinued operations is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Major classes of items in net income (loss):
Revenues	$—	$227,989	$352,077
Operating expenses	—	(211,395)	(391,702)
Other income (loss), net	—	(719)	(2,673)
Income (loss) from discontinued operations before income taxes	—	15,875	(42,298)
Loss on sale of discontinued operations before income taxes	—	(73,800)	—
Discontinued operations, before income taxes	—	(57,925)	(42,298)
Income tax benefit (expense)	—	(5,196)	14,950
Discontinued operations, net of income taxes	$—	$(63,121)	$(27,348)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Business exit costs: In conjunction with the Strategic Transformation, the Company incurred business exit costs of approximately $4.5 million, which primarily were recorded in discontinued operations in the fourth quarter of 2015 and the first quarter of 2016. The following table summarizes the activity in the business exit cost liability (in thousands):

Employee-Related Termination Costs
Balance as of December 31, 2015	$994
Charges	3,552
Payments	(4,396)
Balance as of December 31, 2016	150
Charges	—
Payments	—
Balance as of December 31, 2017	$150
Goodwill and other intangible assets: The Company tested the goodwill and trade names related to Search and Content and E-Commerce for impairment as of October 31, 2015, due to the Company's October 2015 announcement of its plans to divest these businesses and their resulting classification as held for sale. In the fourth quarter of 2015, the Company recorded goodwill impairments of $15.1 million and $33.8 million related to these reporting units, respectively. In addition, in the fourth quarter of 2015, the Company recorded trade name impairments of $5.9 million and $4.2 million related to the HSW and Monoprice trade names, respectively.
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
Debt: On November 22, 2013, Monoprice entered into a credit facility agreement, which consisted of a $30.0 million revolving credit loan and a $40.0 million term loan, both of which have since been settled. The final maturity date of the credit facility was November 22, 2018 but became immediately due and payable upon the sale of Monoprice in November 2016.
Monoprice initially borrowed $50.0 million under the credit facility, from both the revolving credit loan and the term loan, and had net repayment activity of $25.0 million in 2016 and no repayment activity in 2017 as Monoprice was no longer owned by the Company. Monoprice had the right to permanently reduce, without premium or penalty, the credit facility at any time. In accordance with this provision, Monoprice repaid the outstanding amount under the term loan in full in 2015, which was included in the net repayment activity for 2015 and resulted in the write-down of the remaining unamortized discount and debt issuance costs related to the term loan.

Note 5: Restructuring
On October 27, 2016, the Company announced plans to relocate its corporate headquarters by June 2017 from Bellevue, Washington to Irving, Texas. In connection with this plan, the Company has incurred restructuring costs of approximately $7.0 million. These costs will primarily be recorded in "Restructuring" on the consolidated statements of comprehensive income and within corporate-level activity for segment purposes. The Company has also incurred costs that were not included as restructuring, such as recruiting and overlap in personnel expenses as it transitions positions to Texas ("Strategic Transformation Costs"). The restructuring is now substantially complete and it is expected to be completed by early 2018.
The following table summarizes the activity in the restructuring liability (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

	Employee-Related Termination Costs	Contract Termination Costs	Fixed Asset Impairments	Stock-Based Compensation	Other Costs	Total
Balance as of December 31, 2015	$—	$—	$—	$—	$—	$—
Restructuring charges	4,234	—	—	(364)	—	3,870
Non-cash	—	—	—	364	—	364
Balance as of December 31, 2016	$4,234	$—	$—	$—	$—	$4,234
Restructuring charges	261	(241)	1,878	1,148	55	3,101
Payments	(3,293)	(535)	—	—	(55)	(3,883)
Non-cash	—	1,457	(1,878)	(1,148)	—	(1,569)
Balance as of December 31, 2017	$1,202	$681	$—	$—	$—	$1,883
Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements that were paid at termination dates throughout 2017, with the majority paid in the second half of 2017. Contract termination costs and fixed asset impairments were incurred in connection with the Bellevue facility's operating lease and related fixed assets, which are described further in the next two paragraphs, respectively. Stock-based compensation primarily includes the impact of equity award modifications associated with employment contracts for certain individuals impacted by the relocation, as well as forfeitures that were recorded for severed employees. Other costs include office relocation costs.
The Company has a non-cancelable operating lease that runs through 2020 for its former corporate headquarters in Bellevue, Washington, which the Company occupied until May 2017. In March 2017, the Company agreed to a sublease for the entire Bellevue facility, which was effective June 1, 2017 and expires on September 30, 2020, consistent with the underlying operating lease. Under that sublease agreement, the Company will not recover all of its remaining lease rental obligations (including common area maintenance costs and real estate taxes) and, therefore, recognized a net loss on sublease of $0.4 million.
The Company fully impaired the $1.9 million carrying value of the leasehold improvements and the office furniture and equipment that would not be fully recovered in connection with this lease.
All of these items were recorded in the first quarter of 2017.

Note 6: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2015	$356,386	$192,573	$548,959
Purchase accounting adjustments	(345)	—	(345)
Foreign currency translation adjustment	—	127	127
Balance as of December 31, 2016	356,041	192,700	548,741
Foreign currency translation adjustment	—	296	296
Balance as of December 31, 2017	$356,041	$192,996	$549,037

The purchase accounting adjustment in 2016 primarily related to the final working capital adjustment and the finalization of federal and state tax returns associated with the acquisition of HD Vest. The 2016 activity is described in "Note 3: Business Combinations."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Intangible assets other than goodwill consisted of the following (in thousands):

		December 31, 2017			December 31, 2016
	Weighted Average Amortization Period (months)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Customer relationships	25	$101,711	$(75,105)	$26,606	$101,690	$(62,381)	$39,309
Advisor relationships	216	240,300	(34,211)	206,089	240,300	(17,138)	223,162
Sponsor relationships	192	16,500	(1,833)	14,667	16,500	(917)	15,583
Curriculum	24	800	(400)	400	800	(200)	600
Technology	47	43,895	(35,452)	8,443	43,855	(32,331)	11,524
Total definite-lived intangible assets	189	403,206	(147,001)	256,205	403,145	(112,967)	290,178
Indefinite-lived intangible assets:
Trade names		72,000	—	72,000	72,000	—	72,000
Total		$475,206	$(147,001)	$328,205	$475,145	$(112,967)	$362,178
Amortization expense was as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Statement of comprehensive income line item:
Cost of revenue	$195	$812	$7,546
Amortization of other acquired intangible assets	33,807	33,331	12,757
Total	$34,002	$34,143	$20,303
Expected amortization of definite-lived intangible assets held as of December 31, 2017 is as follows (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Statement of comprehensive income (loss) line item:
Cost of revenue	$101	$—	$—	$—	$—	$—	$101
Amortization of other acquired intangible assets	33,061	32,321	19,969	17,138	14,843	138,772	256,104
Total	$33,162	$32,321	$19,969	$17,138	$14,843	$138,772	$256,205

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Note 7: Fair Value Measurements
In accordance with ASC 820, "Fair Value Measurements and Disclosures," certain of the Company's assets and liabilities, which are carried at fair value, are classified in one of the following three categories:
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
The fair value hierarchy of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

	December 31, 2017	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$10,857	$—	$10,857	$—
Total assets at fair value	$10,857	$—	$10,857	$—
Acquisition-related contingent consideration liability	$2,689	$—	$—	$2,689
Total liabilities at fair value	$2,689	$—	$—	$2,689

	December 31, 2016	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents:
U.S. government securities	$2,749	$—	$2,749	$—
Money market and other funds	4,090	—	4,090	—
Commercial paper	1,999	—	1,999	—
Taxable municipal bonds	1,301	—	1,301	—
Total cash equivalents	10,139	—	10,139	—
Available-for-sale investments:
Debt securities:
U.S. government securities	2,000	—	2,000	—
Commercial paper	1,998	—	1,998	—
Time deposits	807	—	807	—
Taxable municipal bonds	2,296	—	2,296	—
Total debt securities	7,101	—	7,101	—
Total assets at fair value	$17,240	$—	$17,240	$—

Acquisition-related contingent consideration liability	$3,421	$—	$—	$3,421
Total liabilities at fair value	$3,421	$—	$—	$3,421

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

A reconciliation of Level 3 items measured at fair value on a recurring basis was as follows (in thousands):

	Years ended December 31,
	2017	2016
Acquisition-related contingent consideration liability:
Balance at beginning of year	$3,421	$2,951
Payment	(946)	—
Revaluation	—	391
Foreign currency transaction loss	214	79
Balance at end of year	$2,689	$3,421
The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 3: Business Combinations"), and the related payments that began in 2017 and are expected to continue annually through 2019.As of December 31, 2017, the Company could be required to pay up to an undiscounted amount of $2.7 million. This liability is included within Level 3 of the fair value hierarchy because the Company values it utilizing inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated revenues or an increase in the discount rate would decrease the fair value of the contingent consideration liability. As of December 31, 2017, the Company recorded approximately $1.3 million in "Accrued expenses and other current liabilities" and $1.4 million in "Other long-term liabilities" on the consolidated balance sheets.
In 2016, the Company had non-recurring Level 3 fair value measurements related to the repurchase of its Notes. See "Note 9: Debt" for details. In 2015, the Company had non-recurring Level 3 fair value measurements related to its reporting units and various intangible assets as part of goodwill and intangible asset impairment reviews. See "Note 4: Discontinued Operations" for details.
The contractual maturities of the debt securities classified as available-for-sale at December 31, 2016 were less than one year.
The cost and fair value of available-for-sale investments were as follows (in thousands):

	Amortized cost	Gross unrealized gains	Gross unrealized losses	Fair value
Balance as of December 31, 2016	$7,102	$—	$(1)	$7,101

Note 8: Balance Sheet Components
Prepaid expenses and other current assets, net consisted of the following (in thousands):

	December 31,
	2017	2016
Prepaid expenses	$6,972	$5,990
Other current assets, net	393	331
Total prepaid expenses and other current assets, net	$7,365	$6,321

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2017	2016
Computer equipment and data center	$7,121	$6,884
Purchased software	4,200	4,420
Internally-developed software	2,728	2,478
Office equipment	557	745
Office furniture	801	1,532
Leasehold improvements and other	3,244	6,246
	18,651	22,305
Accumulated depreciation	(12,081)	(12,269)
	6,570	10,036
Capital projects in progress	3,261	800
Total property and equipment, net	$9,831	$10,836
Total depreciation expense was $4.1 million, $4.5 million, and $2.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Unamortized internally-developed software, which excludes software projects in progress that are included in capital projects in progress above, was $4.1 million and $1.7 million at December 31, 2017 and 2016, respectively. The Company recorded amortization expense for internally-developed software of $0.9 million, $1.0 million, and $0.3 million for the years ended December 31, 2017, 2016, and 2015, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2017	2016
Salaries and related expenses	$12,451	$12,506
Accrued interest on Notes (see Note 9)	—	1,837
Other	7,126	4,185
Total accrued expenses and other current liabilities	$19,577	$18,528

Note 9: Debt
The Company’s debt consisted of the following (in thousands):

	December 31, 2017				December 31, 2016
		Unamortized				Unamortized
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$345,000	$(1,455)	$(5,464)	$338,081	$—	$—	$—	$—
TaxAct - HD Vest 2015 credit facility	—	—	—	—	260,000	(7,124)	(5,295)	247,581
Convertible Senior Notes	—	—	—	—	172,859	(6,913)	(1,770)	164,176
Note payable, related party	—	—	—	—	3,200	—	—	3,200
Total debt	$345,000	$(1,455)	$(5,464)	$338,081	$436,059	$(14,037)	$(7,065)	$414,957

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Senior secured credit facility: In May 2017, Blucora entered into a credit agreement with a syndicate of lenders in order to (a) refinance the credit facilities previously entered into in 2015 to finance the HD Vest acquisition (the "TaxAct - HD Vest 2015 credit facility"), (b) redeem its Notes that were outstanding at the time, and (c) provide a term loan and revolving line of credit for future working capital, capital expenditure and general business purposes (the "Blucora senior secured credit facilities"). Consequently, the TaxAct - HD Vest 2015 credit facility was repaid in full and the commitments thereunder were terminated. The Blucora senior secured credit facilities in the aggregate amount of $425.0 million consist of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility), and a $375.0 million term loan facility, and mature in May 2022 and May 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by the assets of Blucora and those subsidiaries. The Blucora senior secured credit facilities include financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit agreement. As of December 31, 2017, Blucora was in compliance with all of the financial and operating covenants.
Principal payments on the term loan are payable quarterly in an amount equal to 0.25% of the initial outstanding principal. Under the initial term loan, the applicable interest rate margin was 3.75% for Eurodollar Rate loans and 2.75% for ABR loans. In November 2017, the Blucora senior secured credit facilities agreement was amended in order to refinance and reprice the initial term loan, such that the applicable interest rate margin is 3.0% for Eurodollar Rate loans and 2.0% for ABR loans. Through December 31, 2017, Blucora has made prepayments of $30.0 million towards the term loan.
Depending on Blucora’s Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.00% for Eurodollar Rate loans and 1.75% to 2.00% for ABR loans. Interest is payable at the end of each interest period. Blucora has not borrowed any amounts under the revolving credit facility.
Blucora also has the right to prepay the term loan or outstanding amounts under the revolving credit facility without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments of the term loan are subject to certain prepayment minimums. Beginning with the fiscal year ending December 31, 2018, Blucora will be required to make annual prepayments of the term loan in an amount equal to a percentage of excess cash flow of Blucora during the applicable fiscal year from 0% to 50.0%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit agreement) for such fiscal year.
As of December 31, 2017, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
In connection with the refinancing, the Company performed an analysis by creditor and determined that the refinancing qualified as an extinguishment of the TaxAct - HD Vest 2015 credit facilities and the Notes. As a result, the Company recognized a loss on debt extinguishment during the three months ended June 30, 2017, which was recorded in "Other loss, net" on the consolidated statements of comprehensive income and consisted of the following (in thousands):

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
TaxAct - HD Vest 2015 credit facility: On December 31, 2015, TaxAct and HD Vest entered into an agreement with a syndicate of lenders for the purposes of financing the HD Vest acquisition and providing future working capital flexibility for TaxAct and HD Vest. The credit facility consisted of a $25.0 million revolving credit loan--which included a letter of credit and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

swingline loans--and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan were December 31, 2020 and December 31, 2022, respectively. Obligations under the credit facility were guaranteed by TaxAct Holdings, Inc. and HD Vest Holdings, Inc. and were secured by the equity of the TaxAct and HD Vest businesses. While Blucora was not a party to the agreement, it had guaranteed the obligations of TaxAct and HD Vest under the credit facility, secured by its equity in TaxAct Holdings, Inc.
TaxAct and HD Vest borrowed $400.0 million under the term loan and had net repayment activity of $140.0 million in 2016. Principal payments on the term loan were payable quarterly and were between 0.625% and 1.875% of outstanding principal, depending upon TaxAct and HD Vest's combined net leverage of EBITDA ratio. The interest rate on the term loan was variable at the London Interbank Offered Rate (“LIBOR”), subject to a floor of 1.00%, plus a margin of 6.00%, payable at the end of each interest period.
The Company had repayment activity of $64.0 million and $140.0 million during 2017 and 2016, respectively. These repayments resulted in the acceleration of a portion of the unamortized discount and debt issuance costs, which were recorded in "Other loss, net" on the consolidated statements of comprehensive income.
TaxAct 2013 credit facility:  On August 30, 2013, TaxAct entered into an agreement to refinance a 2012 credit facility on more favorable terms. TaxAct had net repayment activity of $51.9 million in 2015. This credit facility was repaid in full in the second quarter of 2015 and subsequently closed, at which point the remaining debt issuance costs were written off. The write-off of the debt issuance costs was recorded in "Other loss, net" on the consolidated statements of comprehensive income (see "Note 14: Other Loss, Net" for details).
Convertible Senior Notes:  On March 15, 2013, the Company issued $201.3 million aggregate principal amount of its Notes, inclusive of the underwriters’ exercise in full of their over-allotment option of $26.3 million. In June 2017, the Company redeemed almost all of the outstanding Notes for cash with proceeds from the senior secured credit facility. The Company received net proceeds from the offering of approximately $194.8 million after adjusting for debt issuance costs, including the underwriting discount.
The Notes were issued under an indenture dated March 15, 2013 (the “Indenture”) by and between the Company and The Bank of New York Mellon Trust Company, N.A., as Trustee. There were no financial or operating covenants relating to the Notes.
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
The following table sets forth total interest expense related to the Notes (in thousands):

	Years ended December 31,
	2017	2016	2015
Contractual interest expense (Cash)	$3,141	$7,619	$8,553
Amortization of debt issuance costs (Non-cash)	401	939	989
Accretion of debt discount (Non-cash)	1,567	3,666	3,866
Total interest expense	$5,109	$12,224	$13,408
Effective interest rate of the liability component	7.32%	7.32%	7.32%
Note payable, related party:  In December 2017, the Company fully repaid $3.2 million of a note payable with the former President of HD Vest that arose in connection with the acquisition of HD Vest. The note was scheduled to be paid over a three-

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

year period, with 50% paid in year one ($3.2 million paid in December 2016), 40% to be paid in 2017, and 10% to be paid in 2018. Certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the acquisition's closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. The former President of HD Vest sold a portion of his shares to the Company in exchange for the note. The note bore interest at a rate of 5% per year.

Note 10: Commitments and Contingencies
The Company's contractual commitments are as follows for years ending December 31 (in thousands):

	2018	2019	2020	2021	2022	Thereafter	Total
Operating lease commitments:
Operating lease obligations	$4,201	$4,281	$3,946	$2,493	$1,979	$1,678	$18,578
Sublease income	(1,265)	(1,288)	(991)	—	—	—	(3,544)
Net operating lease commitments	2,936	2,993	2,955	2,493	1,979	1,678	15,034
Purchase commitments	5,528	3,600	3,600	2,100	600	3,400	18,828
Debt commitments	—	2,000	3,500	3,500	3,500	332,500	345,000
Interest payable	15,172	15,157	15,068	14,872	14,719	20,584	95,572
Acquisition-related contingent consideration liability	1,304	1,385	—	—	—	—	2,689
Total	$24,940	$25,135	$25,123	$22,965	$20,798	$358,162	$477,123
Operating lease commitments:  As discussed in "Note 5: Restructuring", the Company has a non-cancelable operating lease that runs through 2020 for its former corporate headquarters in Bellevue, Washington, which the Company occupied until May 2017. In March 2017, the Company agreed to a sublease for the entire Bellevue facility, which was effective June 1, 2017 and expires on September 30, 2020, consistent with the underlying operating lease.
The Company leases office space, and these leases are classified as operating leases. Net rent expense under those operating leases was as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Rent expense	$2,972	$3,793	$1,237
Less: sublease rent income	(594)	(342)	—
Net rent expense	$2,378	$3,451	$1,237
Purchase commitments:  The Company's purchase commitments consist primarily of non-cancelable service agreements for its data centers, a sponsorship marketing agreement, commitments with a vendor to provide cloud computation services of $10.1 million over the next four years, and a commitment to switch to a new clearing firm provider that has been selected by the Company by the third quarter of 2018.
Debt commitments and interest on Notes:  The Company’s debt commitments are based upon contractual payment terms and consist of the outstanding principal related to the Blucora senior secured credit facility. For further detail regarding the credit facility, see "Note 9: Debt."
Acquisition-related contingent consideration liability: The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 3: Business Combinations" and "Note 7: Fair Value Measurements"), and the related payments that began in 2017 and are expected to continue annually through 2019.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Collateral pledged:  The Company has pledged a portion of its cash as collateral for certain of its property lease-related banking arrangements. At December 31, 2017, the total amount of collateral pledged under these standby letters of credit was $0.7 million.
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
On December 12, 2016, a shareholder derivative action was filed by Jeffrey Tilden against the Company, as a nominal defendant, Andrew Snyder, who was a director of the Company at that time, certain companies affiliated with Mr. Snyder, a former officer of the Company, GCA Savvian Advisors, LLC ("GCA Savvian"), and certain other current and former members of the Blucora Board of Directors, in the Superior Court of the State of California in and for the County of San Francisco. The complaint asserted claims for breaches of fiduciary duty against certain current and former directors of the Company related to the Company’s share repurchases and the Company’s acquisitions of HD Vest and Monoprice. The complaint asserted a claim against GCA Savvian, the Company’s financial advisor in connection with the HD Vest acquisition, for aiding and abetting breaches of fiduciary duty. The complaint also asserted a claim for insider trading against Mr. Snyder, a former director of the Company, and certain companies affiliated with Mr. Snyder. The derivative action did not seek monetary damages from the Company. The complaint sought corporate governance reforms, declaratory relief, monetary damages from the other defendants, attorney’s fees and prejudgment interest.

On March 10, 2017, the Company filed a motion to dismiss for improper venue as a result of a forum selection provision in the Company’s bylaws that required the plaintiff to file his derivative fiduciary duty claims in Delaware. Other defendants also filed motions to quash the summons due to a lack of personal jurisdiction over them. On July 25, 2017, the Court granted the Company's motion to dismiss. The case was stayed by the Court until November 22, 2017 so that Tilden could file a complaint in Delaware, after which the case was dismissed without further order of the Court.

On November 21, 2017, Tilden filed a shareholder derivative action in the Delaware Court of Chancery asserting the same claims against the same defendants and seeking the same relief as the San Francisco Superior Court lawsuit. On January 31, 2018, Blucora filed a motion to dismiss the Delaware complaint and the court has not yet ruled on this motion.

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

Note 11: Stockholders' Equity
Stock incentive plan:  The Company may grant incentive or non-qualified stock options, stock, restricted stock, RSUs, stock appreciation rights and performance shares or performance units to employees, non-employee directors, and consultants.
The Company granted options and RSUs during 2017 and 2016 under its 2015 Incentive Plan (as amended and restated), as well as options and RSUs during 2016 under its 2016 Inducement Plan. The Company granted options and RSUs during 2015 under its Restated 1996 Flexible Stock Incentive Plan. Options and RSUs generally vest over a period of three years, with one-third vesting one year from the date of grant and the remainder vesting ratably thereafter on a semi-annual basis, and expire seven years from the date of grant. There are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance targets.
The Company issues new shares upon the exercise of options and upon the vesting of RSUs. If an option or RSU is surrendered or otherwise unused, the related shares will continue to be available.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Employee Stock Purchase Plan:  The 2016 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of Company common stock, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 1.0 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 0.9 million shares were available for issuance as of December 31, 2017. The Company issues new shares upon purchase through the ESPP.
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

	Total Number of Shares Purchased	Average Price Paid per Share	Total Cost
Year ended December 31, 2017	—	$—	$—
Year ended December 31, 2016	—	$—	$—
Year ended December 31, 2015	551	$14.01	$7,713
Other comprehensive income:  The following table provides information about activity in other comprehensive income (in thousands):

	Unrealized gain (loss) on investments	Foreign currency translation adjustment	Total
Balance as of December 31, 2014	$(1,113)	$—	$(1,113)
Other comprehensive income (loss)	1,103	(517)	586
Balance as of December 31, 2015	(10)	(517)	(527)
Other comprehensive income	9	137	146
Balance as of December 31, 2016	(1)	(380)	(381)
Other comprehensive income	1	376	377
Balance as of December 31, 2017	$—	$(4)	$(4)

Note 12: Stock-Based Compensation
A summary of the general terms of stock options and RSUs at December 31, 2017 was as follows:

Number of shares authorized for awards	11,333,964
Options and RSUs outstanding	4,720,099
Options and RSUs expected to vest	4,347,251
Options and RSUs available for grant	5,160,506

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

The following activity occurred under the Company’s stock incentive plans:

	Options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding December 31, 2016	8,635,815	$11.21
Granted	1,474,266	$16.87
Forfeited	(1,233,344)	$9.94
Expired	(197,957)	$19.71
Exercised	(4,872,858)	$11.41
Outstanding December 31, 2017	3,805,922	$13.13	$35,855	5.2
Exercisable December 31, 2017	1,225,062	$13.37	$12,389	4.1
Vested and expected to vest after December 31, 2017	3,538,301	$13.17	$33,301	5.2

	Stock units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Outstanding December 31, 2016	1,473,797	$8.45
Granted	373,529	$18.39
Forfeited	(169,202)	$10.34
Vested	(763,947)	$8.43
Outstanding December 31, 2017	914,177	$12.10	$20,205	0.8
Expected to vest after December 31, 2017	808,950	$12.00	$17,878	0.8
Supplemental information is presented below:

	Years ended December 31,
	2017	2016	2015
Stock options:
Weighted average grant date fair value per share granted	$6.25	$2.46	$3.65
Total intrinsic value of options exercised (in thousands)	$44,405	$437	$1,072
Total fair value of options vested (in thousands)	$5,566	$7,064	$4,416
RSUs:
Weighted average grant date fair value per unit granted	$18.39	$7.82	$13.67
Total intrinsic value of units vested (in thousands)	$14,642	$5,755	$5,437
Total fair value of units vested (in thousands)	$6,469	$8,981	$6,742

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

The Company included the following amounts for stock-based compensation expense, which related to stock options, RSUs, and the ESPP, in the consolidated statements of comprehensive income (in thousands):

	Years ended December 31,
	2017	2016	2015
Cost of revenue	$774	$166	$96
Engineering and technology	984	1,640	484
Sales and marketing	2,376	2,548	771
General and administrative	7,519	9,774	7,343
Restructuring	1,148	(364)	—
Total in continuing operations	12,801	13,764	8,694
Discontinued operations	—	1,471	4,402
Total	$12,801	$15,235	$13,096
Total excluded and capitalized as part of internal-use software	$—	$—	$135
In the fourth quarter of 2016, the Company recorded stock-based compensation expense in connection with the corporate headquarters relocation announcement. See "Note 5: Restructuring" for additional information.
To estimate stock-based compensation expense, the Company used the Black-Scholes-Merton valuation method with the following assumptions for stock options granted:

	Years ended December 31,
	2017	2016	2015
Risk-free interest rate	1.2% - 1.94%	0.83% - 1.59%	0.21% - 1.33%
Expected dividend yield	0%	0%	0%
Expected volatility	39% - 45%	35% - 45%	34% - 40%
Expected life	3.8	3.4	3.0
The risk-free interest rate was based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The Company last paid a dividend in 2008. The expected volatility was based on historical volatility of the Company’s stock for the related expected life of the award. The expected life of the award was based on historical experience, including historical post-vesting termination behavior.
As of December 31, 2017, total unrecognized stock-based compensation expense related to unvested stock awards is as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$5,569	1.9
RSUs	4,016	1.2
Total for continuing operations	$9,585	1.6

Note 13: Segment Information
The Company has two reportable segments: the Wealth Management segment and the Tax Preparation segment. The Wealth Management segment consists of the HD Vest business, which was acquired on December 31, 2015. HD Vest is included in Blucora's results of operations beginning on January 1, 2016. The Tax Preparation segment consists of the TaxAct business. As a result of the Strategic Transformation and the 2016 divestitures of the Search and Content and E-Commerce segments, those former segments are included in discontinued operations.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

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
Information on the reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Years ended December 31,
	2017	2016	2015
Revenue:
Wealth Management	$348,620	$316,546	$—
Tax Preparation	160,937	139,365	117,708
Total revenue	509,557	455,911	117,708
Operating income (loss):
Wealth Management	50,916	46,296	—
Tax Preparation	72,921	66,897	56,984
Corporate-level activity	(75,800)	(76,076)	(61,791)
Total operating income (loss)	48,037	37,117	(4,807)
Other loss, net	(44,551)	(39,781)	(12,542)
Income tax benefit	25,890	1,285	4,623
Discontinued operations, net of income taxes	—	(63,121)	(27,348)
Net income (loss)	$29,376	$(64,500)	$(40,074)
Revenues by major category within each segment are presented below (in thousands):

	Years ended December 31,
	2017	2016	2015
Wealth Management:
Commission	$160,241	$150,125	$—
Advisory	145,694	129,417	—
Asset-based	26,297	22,653	—
Transaction and fee	16,388	14,351	—
Total Wealth Management revenue	$348,620	$316,546	$—
Tax Preparation:
Consumer	$147,084	$126,289	$105,367
Professional	13,853	13,076	12,341
Total Tax Preparation revenue	$160,937	$139,365	$117,708

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Note 14:	Other Loss, Net
"Other loss, net" consisted of the following (in thousands):

	Years ended December 31,
	2017	2016	2015
Interest income	$(110)	$(81)	$(609)
Interest expense	21,211	32,424	9,044
Amortization of debt issuance costs	1,089	1,840	1,133
Accretion of debt discounts	1,947	4,690	3,866
Loss on debt extinguishment and modification expense (see Note 9 and next table)	20,445	1,036	398
Gain on third party bankruptcy settlement	(116)	(172)	(1,128)
Other	85	44	(162)
Other loss, net	$44,551	$39,781	$12,542
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
As discussed in Note 9: Debt, the Company repurchased some of the Notes and prepaid a portion of the TaxAct - HD Vest 2015 credit facility in 2016. In addition, the Company repaid the TaxAct 2013 credit facility in full in 2015 and subsequently closed it. This activity resulted in the following amounts recorded to loss on debt extinguishment and modification expense (in thousands):

	Years ended December 31,
	2017	2016	2015
Write-off of debt discount and debt issuance costs on TaxAct - HD Vest 2015 credit facility (related to closure)	$9,593	$—	$—
Write-off of debt discount and debt issuance costs on the Notes (related to termination)	6,715	—	—
Accelerated accretion of debt discount and amortization of debt issuance costs on credit facilities (related to prepayments)	2,990	6,716	—
Gain on the Notes repurchased	—	(7,724)	—
Accelerated accretion of debt discount on the Notes (related to repurchase)	—	1,628	—
Accelerated amortization of debt issuance costs on the Notes (related to repurchase)	1,147	416	398
Total loss on debt extinguishment	$20,445	$1,036	$398

Note 15: 401(k) Plan
The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. Pursuant to a continuing resolution, the Company has matched a portion of the 401(k) contributions made by its employees. The amount contributed by the Company ranges from 1% to 4% of an employee's salary, depending upon the percentage contributed by the employee. For the years ended December 31, 2017, 2016, and 2015, the Company contributed $1.6 million, $1.4 million, and $0.6 million, respectively, for employees, with the increase in 2016 due to the acquisition of HD Vest on December 31, 2015.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

Note 16: Income Taxes
Income tax benefit consisted of the following (in thousands):

	Years ended December 31,
	2017	2016	2015
Current:
U.S. federal	$123	$14,695	$7,470
State	962	2,048	514
Foreign	122	27	—
Total current expense	1,207	16,770	7,984
Deferred:
U.S. federal	(26,012)	(16,608)	(12,004)
State	(1,022)	(1,421)	(538)
Foreign	(63)	(26)	(65)
Total deferred benefit	(27,097)	(18,055)	(12,607)
Income tax benefit	$(25,890)	$(1,285)	$(4,623)
Income tax benefit differed from the amount computed by applying the statutory federal income tax rate of 35% as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Income tax expense (benefit) at the statutory federal income tax rate	$1,220	$(930)	$(6,072)
State income taxes, net of federal benefit	582	454	(15)
Deductible domestic manufacturing costs	—	(1,225)	(787)
Non-deductible compensation	283	249	27
Non-deductible acquisition-related transaction costs	—	37	2,524
Tax Legislation impact	(21,430)	—	—
Excess tax benefit due to stock-based compensation	(11,558)	—	—
Change in liabilities for uncertain tax positions	(321)	(86)	—
Change in valuation allowance	4,974	15	(223)
Other	360	201	(77)
Income tax benefit	$(25,890)	$(1,285)	$(4,623)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$111,416	$176,722
Accrued compensation	4,586	12,069
Deferred revenue	1,638	3,740
Tax credit carryforwards	—	10,925
Stock-based compensation	3,592	9,689
Capital loss	22,579	37,680
Other, net	3,466	5,798
Total gross deferred tax assets	147,277	256,623
Valuation allowance	(109,242)	(226,813)
Deferred tax assets, net of valuation allowance	38,035	29,810
Deferred tax liabilities:
Depreciation and amortization	(81,182)	(138,034)
Discount on Notes	—	(2,385)
Other, net	(286)	(517)
Total gross deferred tax liabilities	(81,468)	(140,936)
Net deferred tax liabilities	$(43,433)	$(111,126)
At December 31, 2017, the Company evaluated the need for a valuation allowance for certain deferred tax assets based upon its assessment of whether it is more likely than not that the Company will generate sufficient future taxable income necessary to realize the deferred tax benefits. The Company maintains a valuation allowance against its deferred tax assets that are capital in nature to the extent that it is more likely than not that the related deferred tax benefit will not be realized. The Company also has a deferred tax asset related to the net operating losses ("NOLs") that it believes are more likely than not to expire before utilization. If assumptions change and the Company determines it will be able to realize these NOLs, the tax benefit relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2017 will be recognized as a reduction of income tax expense.
On December 22, 2017, President Donald Trump signed into law "H.R. 1", formerly known as the Tax Cuts and Jobs Act (the "Tax Legislation"). The Tax Legislation, which was effective January 1, 2018, significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%. At December 31, 2017, the Company has not completed its accounting for the tax effects of the Tax Legislation; however, in certain cases, as described below, we have made a reasonable estimate of the effects on the Company’s existing deferred tax balances and the one-time transition tax. In other cases, the Company has not been able to make a reasonable estimate and continues to account for those items based on its existing accounting under ASC 740, Income Taxes, and the provisions of the tax laws that were in effect immediately prior to enactment. For the items for which the Company was able to determine a reasonable estimate, the Company recognized a provisional amount of approximately $21.4 million, which is recorded as additional income tax benefit in 2017. In all cases, the Company will continue to make and refine its calculations as additional analysis is completed. In addition, the Company’s estimates may also be affected as it gains a more thorough understanding of the tax law.
Provisional amounts: The Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Legislation and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. The provisional amounts recorded related to the remeasurement of the Company’s net deferred tax liabilities was approximately $21.4 million.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

The changes in the valuation allowance for deferred tax assets are shown below (in thousands):

	Years ended December 31,
	2017	2016
Balance at beginning of year	$226,813	$217,452
Increase (decrease) in valuation allowance - capital items	(15,980)	14,926
Decrease in valuation allowance - utilization of equity-based deferred tax assets	(101,830)	(5,684)
Increase in valuation allowance - other	239	119
Balance at end of year	$109,242	$226,813
For the year ended December 31, 2017, the decrease in valuation allowance for capital items related primarily to the enactment of a change in the federal tax rate from 35% to 21% for tax years beginning after December 31, 2017. The decrease in valuation allowance for utilization of equity-based deferred tax assets related primarily to the enactment of a change in the federal tax rate from 35% to 21% for tax years beginning after December 31, 2017, a $50.2 million decrease related to the adoption of ASU 2016-09, which required a cumulative-effect adjustment for historical equity net operation losses (see Note 2: Summary of Significant Accounting Policies for additional details) and a $0.4 million adjustment related to the future taxable income expected to be available to partially utilize the carryforwards, offset by a $5.6 million increase related to the current year generation of NOLs.
For the year ended December 31, 2016, the valuation allowance change included an increase of $14.9 million for increases in deferred tax assets that were capital in nature, and a decrease of $5.7 million for the utilization of equity-based deferred tax assets to reduce taxes payable.
As of December 31, 2017, the Company’s U.S. federal and state net operating loss carryforwards for income tax purposes were $520.3 million and $32.7 million, respectively, which primarily related to excess tax benefits for stock-based compensation. Prior to January 1, 2017, when the net operating loss carryforwards related to stock-based compensation were recognized, the income tax benefit of those losses was accounted for as a credit to stockholders’ equity on the consolidated balance sheets. Beginning on January 1, 2017, we recognized such income tax benefit on the consolidated financial statements, as further described in the Recent accounting pronouncements section of "Note 2: Summary of Significant Accounting Policies." If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2037, with the majority of them expiring between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.
A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Balance at beginning of year	$22,919	$21,741	$18,403
Gross increases for tax positions of prior years	93	331	2,708
Gross decreases for tax positions of prior years	(31)	(93)	(9)
Gross increases for tax positions of current year	—	997	751
Settlements	(66)	(57)	(112)
Lapse of statute of limitations	(290)	—	—
Balance at end of year	$22,625	$22,919	$21,741
The total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $4.2 million and $4.5 million as of December 31, 2017 and 2016, respectively. The remaining $18.4 million has not been recognized on the consolidated balance sheets as of December 31, 2017 and 2016, if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2013, although NOL carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2017, 2016, and 2015

are fully utilized. As of December 31, 2017, no significant adjustments have been proposed relative to the Company’s tax positions.
During the years ended December 31, 2017, 2016, and 2015, the Company recognized less than $0.2 million of interest and penalties related to uncertain tax positions. The Company had approximately $1.1 million and $1.0 million accrued for interest and penalties as of December 31, 2017 and 2016, respectively.

Note 17:	Net Income (Loss) Per Share
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
The computation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Years ended December 31,
	2017	2016	2015
Numerator:
Income (loss) from continuing operations	$29,376	$(1,379)	$(12,726)
Net income attributable to noncontrolling interests	(2,337)	(658)	—
Income (loss) from continuing operations attributable to Blucora, Inc.	27,039	(2,037)	(12,726)
Income (loss) from discontinued operations attributable to Blucora, Inc.	—	(63,121)	(27,348)
Net income (loss) attributable to Blucora, Inc.	$27,039	$(65,158)	$(40,074)
Denominator:
Weighted average common shares outstanding, basic	44,370	41,494	40,959
Dilutive potential common shares	2,841	—	—
Weighted average common shares outstanding, diluted	47,211	41,494	40,959
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.61	$(0.05)	$(0.31)
Discontinued operations	—	(1.52)	(0.67)
Basic net income (loss) per share	$0.61	$(1.57)	$(0.98)
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.57	$(0.05)	$(0.31)
Discontinued operations	—	(1.52)	(0.67)
Diluted net income (loss) per share	$0.57	$(1.57)	$(0.98)
Shares excluded	1,058	9,774	5,975
Shares were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2017 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2017.
Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2017 and its report is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Blucora, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blucora, Inc. as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated March 1, 2018 expressed an unqualified opinion thereon.
Basis for Opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.
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
Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2018
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
ITEM 10. Directors, Executive Officers and Corporate Governance
Certain information concerning our directors required by this Item is incorporated by reference to our Proxy Statement under the heading "Information Regarding the Board of Directors."
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
3.    Exhibits
The exhibits required by Item 601 of Regulation S-K are set forth below.
(b)   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement by an among HDV Holdings, LLC, Blucora, Inc., Project Baseball Sub, Inc. and HDV Holdings, Inc., dated October 14, 2015	8-K	October 14, 2015	10.1
2.2#	Asset Purchase Agreement between Blucora, Inc., Infospace LLC, OpenMail LLC and InfoSpace Holdings LLC dated July 1, 2016	8-K	July 5, 2016	2.1
2.3#	Stock Purchase Agreement between Blucora, Inc., Monoprice Holdings, Inc. and YFC-Boneagle Electric Co., LTD, dated November 14, 2016	8-K	November 15, 2016	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K (No. 000-25131)	August 13, 2012	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc. filed with the Secretary of State of Delaware on June 1, 2017	8-K	June 5, 2017	3.1
3.3	Amended and Restated Bylaws of Blucora, Inc.	8-K	February 28, 2017	3.2
10.1*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of June 5, 2012	S-8 (No. 333-198645)	September 8, 2014	99.1
10.2*	Blucora, Inc. 2015 Incentive Plan, as Amended and Restated	DEF 14A	April 25, 2016	App-endix A
10.3*	Form of Blucora, Inc. 2015 Incentive Plan Nonqualified Stock Option Grant Notice	10-Q	July 30, 2015	10.2
10.4*	Form of Blucora, Inc. 2015 Incentive Plan Restricted Stock Unit Grant Notice	10-Q	July 30, 2015	10.3
10.5*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.2
10.6*	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.3
10.7*	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.4
10.8*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Directors	10-Q	April 28, 2016	10.3
10.9*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Chairman of the Board	10-Q	April 28, 2016	10.4
10.10*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Amended and Restated Blucora, Inc. 2015 Incentive Plan	10-Q	July 27, 2017	10.3
10.11*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under the Amended and Restated Blucora, Inc. 2015 Incentive Plan	10-Q	July 27, 2017	10.4
10.12*	Blucora, Inc. 2016 Equity Inducement Plan	S-8	January 29, 2016	99.1
10.13*	Amendment No. 1 to Blucora, Inc. 2016 Inducement Plan	S-8	October 14, 2016	99.1
10.14*	Form of Blucora, Inc. 2016 Inducement Plan Nonqualified Stock Option Grant Notice	10-K	February 24, 2016	10.41
10.15*	Form of Blucora, Inc. 2016 Inducement Plan Restricted Stock Unit Grant Notice	10-K	February 24, 2016	10.42

10.16*	Blucora, Inc. 2017 Executive Bonus Plan	8-K	February 8, 2017	10.1
10.17*	Blucora, Inc. 2018 Annual Incentive Plan	8-K	February 23, 2018	10.1
10.18*	Employment Agreement between Blucora, Inc. and John S. Clendening dated March 12, 2016	8-K	March 15, 2016	10.1
10.19*	First Amendment to Employment Agreement dated September 5, 2017 between Blucora, Inc. and John S. Clendening	8-K	September 5, 2017	10.1
10.20*	Employment Agreement by and between Blucora, Inc. and Sanjay Baskaran dated January 12, 2017	8-K/A	January 13, 2017	10.1
10.21*	Employment Agreement by and between Blucora, Inc., HD Vest, Inc., and Robert D. Oros dated January 22, 2017	8-K	January 23, 2017	10.1
10.22*	Employment Agreement by and between Blucora, Inc. and Ann Bruder dated June 19, 2017	10-Q	July 27, 2017	10.2
10.23*	Employment Agreement by and between Blucora, Inc. and Davinder Athwal dated February 14, 2018	8-K	February 15, 2018	10.1
10.24*	Second Amended and Restated Employment Agreement dated August 9, 2016, by and between Project Baseball Sub, Inc. and Roger Ochs	10-Q	October 27, 2016	10.3
10.25*	Transition and Separation Agreement by and between H. D. Vest, Inc. and Roger C. Ochs dated January 22, 2017	8-K	January 23, 2017	10.2
10.26*	Amended and Restated Employment Agreement, amended and restated effective January 6, 2015 between Blucora, Inc. and Eric M. Emans	8-K	January 22, 2015	10.1
10.27*	Amendment No. 1 to Amended and Restated Employment Agreement by and between Blucora, Inc. and Eric M. Emans dated January 22, 2016	8-K	January 22, 2016	10.1
10.28*	Amendment No. 2 to Amended and Restated Employment Agreement by and between Blucora, Inc. and Eric M. Emans dated January 6, 2015, as amended	10-Q	October 27, 2016	10.4
10.29*	Consulting Agreement, dated October 25, 2017, between Blucora, Inc. and Eric M. Emans	10-Q	October 26, 2017	10.2
10.30*	Employment Agreement between Blucora, Inc. and Mark Finkelstein, dated September 30, 2014	10-Q	November 5, 2014	10.3
10.31*	Amendment No. 1 to Employment Agreement between Blucora, Inc. and Mark A. Finkelstein dated September 30, 2014	8-K	January 22, 2016	10.2
10.32*	Amendment No. 2 to Employment Agreement by and between Blucora, Inc., and Mark. A. Finkelstein dated September 30, 2014, as amended January 22, 2016	10-Q	October 27, 2016	10.5
10.33	Credit Agreement, dated May 22, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender from time to time a party to the Credit Agreement	8-K	May 23, 2017	10.1
10.34	First Amendment, dated November 28, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender party to the First Amendment	8-K	November 29, 2017	10.1
10.35	Office Lease between Blucora, Inc. and Plaza Center Property LLC dated July 19, 2012	10-Q (No. 000-25131)	November 1, 2012	10.2

10.36	First Amendment to Office Lease between Blucora, Inc. and Plaza Center Property LLC dated November 5, 2013	10-K	February 27, 2014	10.8
10.37	Sublease dated April 13, 2017, by and between Blucora, Inc. and Xevo, Inc. related to that certain Office Lease dated July 13, 2012 by and between Blucora, Inc. and KBS SOR Plaza Bellevue, LLC (as successor to Plaza Property Center LLC)	10-Q	May 4, 2017	10.5
10.38	Lease Agreement, dated January 28, 2008, by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa	10-K (No. 000-25131)	March 9, 2012	10.13
10.39	Amendment to Lease Agreement by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa, dated March 14, 2013	10-Q	May 2, 2013	10.5
10.40	Blucora, Inc., 2016 Employee Stock Purchase Plan	DEF 14A	April 25, 2016	App-endix B
10.41	Blucora, Inc. Non-Employee Director Compensation Policy	8-K	June 5, 2017	10.1
21.1	Subsidiaries of the registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained on the signature page hereto)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2017, formatted in XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
					X

*	Indicates a management contract or compensatory plan or arrangement.
#
Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Blucora, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.

(c)   Financial Statements and Schedules
See Item 15(a) above.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ John S. Clendening
John S. Clendening Chief Executive Officer and President

Date:	March 1, 2018
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Davinder Athwal and Ann J. Bruder, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities to execute any amendments to this Annual Report on Form 10-K, and to file the same, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ John S. Clendening	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2018
John S. Clendening

/s/ Davinder Athwal	Chief Financial Officer (Principal Financial Officer)	March 1, 2018
Davinder Athwal

/s/ John Palmer	Vice President - Accounting (Principal Accounting Officer)	March 1, 2018
John Palmer

/s/ William L. Atwell	Chairman and Director	March 1, 2018
William L. Atwell

/s/ Steven Aldrich	Director	March 1, 2018
Steven Aldrich

/s/ Lance G. Dunn	Director	March 1, 2018
Lance G. Dunn

/s/ H. McIntyre Gardner	Director	March 1, 2018
H. McIntyre Gardner

/s/ Georganne C. Proctor	Director	March 1, 2018
Georganne C. Proctor

/s/ Christopher W. Walters	Director	March 1, 2018
Christopher W. Walters

/s/ Mary S. Zappone	Director	March 1, 2018
Mary S. Zappone