Form 10-Q
period 2018-03-31
BLUCORA, INC.
filed 2018-05-09
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 2, 2018
Common Stock, Par Value $0.0001	46,980,636

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
Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, as supplemented by the those identified under Part II, Item 1A, "Risk Factors" and elsewhere in this report, as well as in the Company's other filings with the Securities and Exchange Commission. You should not rely on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update any forward-looking statement to reflect new information, events, or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$77,107	$59,965
Cash segregated under federal or other regulations	1,314	1,371
Accounts receivable, net of allowance	12,655	10,694
Commissions receivable	17,062	16,822
Other receivables	592	3,180
Prepaid expenses and other current assets, net	7,534	7,365
Total current assets	116,264	99,397
Long-term assets:
Property and equipment, net	8,769	9,831
Goodwill, net	548,916	549,037
Other intangible assets, net	319,841	328,205
Other long-term assets	16,282	15,201
Total long-term assets	893,808	902,274
Total assets	$1,010,072	$1,001,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,703	$4,413
Commissions and advisory fees payable	17,535	17,813
Accrued expenses and other current liabilities	20,168	19,577
Deferred revenue	4,195	9,953
Total current liabilities	49,601	51,756
Long-term liabilities:
Long-term debt, net	299,078	338,081
Deferred tax liability, net	42,684	43,433
Deferred revenue	500	804
Other long-term liabilities	6,830	8,177
Total long-term liabilities	349,092	390,495
Total liabilities	398,693	442,251

Redeemable noncontrolling interests	18,238	18,033

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
46,828 and 46,366	5	5
Additional paid-in capital	1,560,262	1,555,560
Accumulated deficit	(966,985)	(1,014,174)
Accumulated other comprehensive loss	(141)	(4)
Total stockholders’ equity	593,141	541,387
Total liabilities and stockholders’ equity	$1,010,072	$1,001,671
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended March 31,
	2018	2017
Revenue:
Wealth management services revenue	$92,082	$82,667
Tax preparation services revenue	113,883	99,708
Total revenue	205,965	182,375
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	63,067	55,874
Tax preparation services cost of revenue	4,353	3,818
Amortization of acquired technology	50	48
Total cost of revenue	67,470	59,740
Engineering and technology	5,131	4,748
Sales and marketing	55,253	48,998
General and administrative	14,866	13,483
Depreciation	1,915	940
Amortization of other acquired intangible assets	8,307	8,288
Restructuring	289	2,289
Total operating expenses	153,231	138,486
Operating income	52,734	43,889
Other loss, net	(5,228)	(9,708)
Income before income taxes	47,506	34,181
Income tax expense	(1,963)	(3,471)
Net income	45,543	30,710
Net income attributable to noncontrolling interests	(205)	(126)
Net income attributable to Blucora, Inc.	$45,338	$30,584
Net income per share attributable to Blucora, Inc.:
Basic	$0.97	$0.73
Diluted	$0.93	$0.67
Weighted average shares outstanding:
Basic	46,641	42,145
Diluted	48,665	45,428
Other comprehensive income (loss):
Net income	$45,543	$30,710
Unrealized gain on available-for-sale investments, net of tax	—	1
Foreign currency translation adjustment	(137)	43
Other comprehensive income (loss)	(137)	44
Comprehensive income	45,406	30,754
Comprehensive income attributable to noncontrolling interests	(205)	(126)
Comprehensive income attributable to Blucora, Inc.	$45,201	$30,628
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2018	2017
Operating Activities:
Net income	$45,543	$30,710
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,958	2,565
Depreciation and amortization of acquired intangible assets	10,359	9,470
Restructuring (non-cash)	—	864
Deferred income taxes	(749)	(481)
Amortization of premium on investments, net, and debt issuance costs	202	397
Accretion of debt discounts	47	1,085
Loss on debt extinguishment	776	1,780
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(1,961)	(1,239)
Commissions receivable	(240)	742
Other receivables	2,588	2,198
Prepaid expenses and other current assets	(319)	(479)
Other long-term assets	(1,109)	122
Accounts payable	3,290	2,687
Commissions and advisory fees payable	(278)	(198)
Deferred revenue	(4,213)	(5,425)
Accrued expenses and other current and long-term liabilities	556	8,102
Net cash provided by operating activities	57,450	52,900
Investing Activities:
Purchases of property and equipment	(940)	(1,165)
Proceeds from sales of investments	—	249
Proceeds from maturities of investments	—	7,092
Purchases of investments	—	(409)
Net cash provided (used) by investing activities	(940)	5,767
Financing Activities:
Payments on credit facilities	(40,000)	(38,000)
Proceeds from stock option exercises	2,534	4,234
Proceeds from issuance of stock through employee stock purchase plan	703	662
Tax payments from shares withheld for equity awards	(1,493)	(2,209)
Contingent consideration payments for business acquisition	(1,313)	(946)
Net cash used by financing activities	(39,569)	(36,259)

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	5
Net increase in cash, cash equivalents, and restricted cash	16,935	22,413
Cash, cash equivalents, and restricted cash, beginning of period	62,311	54,868
Cash, cash equivalents, and restricted cash, end of period	$79,246	$77,281

Cash paid for income taxes	$457	$284
Cash paid for interest	$4,188	$4,504
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
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
On October 14, 2015, the Company announced its plans to focus on the technology-enabled financial solutions market (the "Strategic Transformation"). Strategic Transformation refers to the Company's transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of the Company's previously operated Search and Content and E-Commerce businesses in 2016. As part of the Strategic Transformation and "One Company" operating model, the Company relocated its corporate headquarters from Bellevue, Washington to Irving, Texas during 2017. The actions to relocate the Company's corporate headquarters were intended to drive efficiencies and improve operational effectiveness. The restructuring is now substantially complete and is expected to be fully completed in the first half of 2018.
Segments: The Company has two reportable segments: the Wealth Management segment, which consists of the HD Vest business, and the Tax Preparation segment, which consists of the TaxAct business.
Note 2: Summary of Significant Accounting Policies
Interim financial information: The accompanying consolidated financial statements have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Interim results are not necessarily indicative of results for a full year.
Cash, cash equivalents, and restricted cash: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	March 31,		December 31,
	2018	2017	2017
Cash and cash equivalents	$77,107	$74,609	$59,965
Cash segregated under federal or other regulations	1,314	1,872	1,371
Restricted cash included in "Prepaid expenses and other current assets, net"	275	250	425
Restricted cash included in "Other long-term assets"	550	550	550
Total cash, cash equivalents, and restricted cash	$79,246	$77,281	$62,311

Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of the Company’s wealth management customers. Restricted cash included in prepaid expenses and other current assets, net and other long-term assets represents amounts pledged as collateral for certain of the Company's banking arrangements.

Fair value of financial instruments: The Company measures its cash equivalents and contingent consideration liability at fair value. The Company considers the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
Cash equivalents are classified within Level 2 (see "Note 5: Fair Value Measurements") of the fair value hierarchy because the Company values them utilizing market observable inputs. Unrealized gains and losses are included in "Accumulated other comprehensive loss" on the consolidated balance sheets, and amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
The Company has a contingent consideration liability that is related to the Company's 2015 acquisition of SimpleTax Software Inc. ("SimpleTax") and is classified within Level 3 (see "Note 5: Fair Value Measurements") of the fair value hierarchy because the Company values it utilizing significant inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment, and the discount rate. The change in the fair value of the contingent consideration liability is recognized in "General and administrative" expense on the consolidated statements of comprehensive income for the period in which the fair value changes. The Company accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations
Concentration of credit risk:  Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable, and commissions receivable. These instruments are generally unsecured and uninsured.
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
Property and equipment, net: In the first quarter of 2018, the Company determined that certain of its internally-developed software fixed assets would not be used as long as previously estimated and recognized $1.1 million of depreciation expense after shortening the estimated useful lives of those assets.
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
Revenue recognition (ASC 606) - In May 2014, the FASB issued guidance codified in ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), which amends the guidance in former ASC 605 "Revenue Recognition." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by using a five-step process. This guidance is effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017.
The Company adopted the requirements of the new standard on January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, the Company recognized a $1.8 million cumulative effect of adopting this ASU as an adjustment to the opening balance of retained earnings and deferred revenues.
The Company now recognizes certain licensing fees on a net basis, which reduced both transaction and fee revenues and operating expenses by $0.4 million on the consolidated statements of comprehensive income. Had the Company not adopted this ASU, total revenues for the three months ended March 31, 2018 would have been $1.1 million higher than reported on the consolidated statements of comprehensive income.

Prior periods were not retrospectively adjusted, and the Company does not disclose the value of unsatisfied performance obligations for contracts with original expected durations of one year or less.
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
Note 3: Impact of Revenue Recognition Accounting Pronouncement
See "Note 2: Summary of Significant Accounting Policies" for a discussion of the new revenue recognition standard, ASC 606, adopted by the Company on January 1, 2018.
The Company adopted the requirements of the new standard on January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, the Company recognized a $1.8 million cumulative effect of adopting this ASU as an adjustment to the opening balance of retained earnings and deferred revenues. Additionally, the Company now recognizes certain licensing fees on a net basis, which reduced both transaction and fee revenues and operating expenses by $0.4 million on the consolidated statements of comprehensive income. Had the Company not adopted this ASU, total revenues for the three months ended March 31, 2018 would have been $1.1 million higher than reported on the consolidated statements of comprehensive income.
Prior periods were not retrospectively adjusted, and the Company does not disclose the value of unsatisfied performance obligations for contracts with original expected durations of one year or less.
Wealth management revenue recognition: Wealth management revenue consists primarily of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue. The Company’s wealth management revenues are earned from customers primarily located in the United States.
Wealth management revenue details are as follows:
Advisory revenue - Advisory revenue includes fees charged to clients in advisory accounts where the Company is the Registered Investment Adviser. These fees are based on the value of assets within these advisory accounts. Advisory revenues are deferred and recognized ratably over the period (typically quarterly) in which the performance obligations, which are defined in ASC 606 as promises to transfer goods or services, have been completed.
Commission revenue - Commissions represent amounts generated by the Company's clients' purchases and sales of securities and various investment products. The Company serves as the registered broker/dealer or insurance agent for those trades. The Company generates two types of commissions: transaction-based sales commissions that occur on the trade date, which is when the Company's performance obligations have been substantially completed, as well as trailing commissions which are paid to the Company (typically in arrears on a quarterly basis) based on the clients' account balance, rather than a per-transaction fee.
Asset-based revenue - Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues, primarily including margin revenues, and are recognized ratably over the period in which services are provided.
Transaction and fee revenue - Transaction and fee revenue primarily includes support fees charged to advisers, which are recognized over time as those services are provided, fees charged for executing certain transactions in client accounts, which are recognized on a trade-date basis, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisers, clients, and financial institutions, which are recognized as services are performed or as earned, as applicable. Due to the adoption of ASC 606, the Company now recognizes certain licensing fees on a net basis, which reduced both transaction and fee revenues and operating expenses by $0.4 million for the quarter ending March 31, 2018, on the consolidated statements of comprehensive income.
Details of wealth management revenues that are regularly reviewed by the Company’s chief operating decision maker are:

Wealth Management Segment Revenues
	Three months ended March 31, 2018
	Advisory revenue	Commission revenue	Asset-based revenue	Transaction and Fee revenue	Total Segment Revenue
Revenues recognized upon transaction (point in time)	$—	$18,345	$—	$961	$19,306
Revenues recognized over time	39,301	24,525	7,172	1,778	72,776
Total	$39,301	$42,870	$7,172	$2,739	$92,082
Tax preparation revenue recognition: The Company derives revenue from the sale of tax preparation online services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services include tax preparation support services, e-filing services, bank or reloadable pre-paid debit card services, and other value-added services, including enhanced tax and wealth management services through HD Vest. The Company’s tax preparation revenues are earned from customers primarily located in the United States.
Tax preparation revenue details are as follows:
Consumer revenue - Consumer revenue includes revenue associated with the Company’s online software products, downloadable or shipped desktop software products, add-on services such as refund payment transfer services, bank or reloadable pre-paid debit card services and audit defense services.
Online revenues include revenues associated with the Company’s online software products sold to customers and businesses primarily for the preparation of individual or business tax returns, and are generally recognized when customers and businesses complete and file returns.
Desktop revenues primarily include revenues from all downloadable or shipped software products and are generally recognized when customers download the software or when the software ships.
Add-on services are revenues related to services such as refund payment transfer services, bank or reloadable pre-paid debit card services and audit defense services, and are generally recognized as customers complete and file returns. The Company recognized a $1.8 million cumulative effect of adopting ASC 606 related to add-on services revenues, as those revenues do not have separate performance obligations under the new pronouncement, as an adjustment to the opening balance of retained earnings and deferred revenues on the consolidated balance sheets.
Professional revenue - Professional revenues include revenues associated with the Company’s desktop software products sold to tax return preparers who utilize the Company’s offerings to service end customers and are generally recognized when customers download the software or when the software ships. Professional customers have the option to elect an unlimited e-filing package or a pay-per-return package. As the unlimited e-filing package can be re-used, those revenues are recognized over an estimated filing timeline. Revenues from the pay-per-return package are recognized when customers complete and file returns.
Details of tax preparation revenues that are regularly reviewed by the Company’s chief operating decision maker are:

Tax Preparation Segment Revenues	Three months ended March 31, 2018
	Consumer	Professional	Total Segment Revenues
Revenues recognized upon transaction (point in time)	$101,912	$10,396	$112,308
Revenues recognized over time	—	1,575	1,575
Total	$101,912	$11,971	$113,883

Note 4: Restructuring
The following table summarizes the activity in the restructuring liability (in thousands), resulting from the relocation of the Company's corporate headquarters to Irving, Texas as part of the Strategic Transformation:

	Employee-Related Termination Costs	Contract Termination Costs	Fixed Asset Impairments	Stock-Based Compensation	Other Costs	Total
Balance as of December 31, 2017	$1,202	$681	$—	$—	$—	1,883
Restructuring charges	289	—	—	—	—	289
Payments	(1,154)	(69)	—	—	—	(1,223)
Non-cash	—	—	—	—	—	—
Balance as of March 31, 2018	$337	$612	$—	$—	$—	$949
Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements that were paid at termination dates throughout 2017 and 2018, with the majority paid in the second half of 2017. Contract termination costs and fixed asset impairments were incurred in connection with the Bellevue facility's operating lease and related fixed assets, which are described further in the next two paragraphs, respectively. Stock-based compensation primarily includes the impact of equity award modifications associated with employment contracts for certain individuals impacted by the relocation, as well as forfeitures that were recorded for severed employees. Other costs include office relocation costs.
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

Note 5: Fair Value Measurements
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
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2018	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$10,894	$—	$10,894	$—
Total assets at fair value	$10,894	$—	$10,894	$—
Acquisition-related contingent consideration liability	$1,348	$—	$—	$1,348
Total liabilities at fair value	$1,348	$—	$—	$1,348

		Fair value measurements at the reporting date using
	December 31, 2017	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$10,857	$—	$10,857	$—
Total assets at fair value	$10,857	$—	$10,857	$—

Acquisition-related contingent consideration liability	$2,689	$—	$—	$2,689
Total liabilities at fair value	$2,689	$—	$—	$2,689
A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance as of December 31, 2017	$2,689
Payment	(1,315)
Foreign currency transaction gain	(26)
Balance as of March 31, 2018	$1,348
The contingent consideration liability is related to the Company's 2015 acquisition of SimpleTax, and the related payments that began in 2017 and are expected to continue annually through 2019. As of March 31, 2018, the Company could be required to pay up to an undiscounted amount of $1.3 million. This liability is included within Level 3 of the fair value hierarchy because the Company values it utilizing inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated revenues or an increase in the discount rate would decrease the fair value of the contingent consideration liability. As of March 31, 2018, $1.3 million of the contingent consideration liability was included in "Accrued expenses and other current liabilities" on the consolidated balance sheets.

Note 6: Debt
The Company’s debt consisted of the following (in thousands):

	March 31, 2018				December 31, 2017
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$305,000	$(1,246)	$(4,676)	$299,078	$345,000	$(1,455)	$(5,464)	$338,081
Total debt	$305,000	$(1,246)	$(4,676)	$299,078	$345,000	$(1,455)	$(5,464)	$338,081
Senior secured credit facility: In May 2017, Blucora entered into a credit agreement with a syndicate of lenders in order to (a) refinance the credit facilities previously entered into in 2015 to finance the HD Vest acquisition (the "TaxAct - HD Vest 2015 credit facility"), (b) redeem its Convertible Senior Notes that were outstanding at the time, and (c) provide a term loan and revolving line of credit for future working capital, capital expenditure and general business purposes (the "Blucora senior secured credit facilities"). Consequently, the TaxAct - HD Vest 2015 credit facility was repaid in full and the commitments thereunder were terminated. The Blucora senior secured credit facilities in the aggregate amount of $425.0 million consist of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility) and a $375.0 million term loan facility, and mature in May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by the assets of Blucora and those subsidiaries. The Blucora senior secured credit facilities include financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit facility agreement. As of March 31, 2018, Blucora was in compliance with all of the financial and operating covenants.
Principal payments on the term loan are payable quarterly in an amount equal to 0.25% of the initial outstanding principal. Under the initial term loan, the applicable interest rate margin was 3.75% for Eurodollar Rate loans and 2.75% for ABR loans. In November 2017, the credit facility agreement was amended in order to refinance and reprice the initial term loan, such that the applicable interest rate margin is 3.00% for Eurodollar Rate loans and 2.00% for ABR loans. In the first quarter of 2018, Blucora made prepayments of $40.0 million towards the term loan.
Depending on Blucora’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.00% for Eurodollar Rate loans and 1.75% to 2.00% for ABR loans. Interest is payable at the end of each interest period. As of March 31, 2018 Blucora had not borrowed any amounts under the revolving credit facility.
Blucora also has the right to prepay the term loan or outstanding amounts under the revolving credit facility without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments of the term loan are subject to certain prepayment minimums. Beginning with the fiscal year ending December 31, 2018, Blucora may be required to make annual prepayments of the term loan in an amount equal to a percentage of excess cash flow of Blucora during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year.
As of March 31, 2018, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
Note 7: Redeemable Noncontrolling Interests
In connection with the 2015 acquisition of HD Vest, management of that business has retained an ownership interest. The Company is party to put and call arrangements, exercisable beginning in the first quarter of 2019, with respect to these interests. These put and call arrangements allow certain members of HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. To the extent that the redemption value of these interests exceeds the value determined by adjusting the carrying value for the subsidiary's attribution of net income (loss), the value of such interests is adjusted to the redemption value with a corresponding adjustment to additional paid-in capital.

A reconciliation of redeemable noncontrolling interests is as follows (in thousands):

Balance as of December 31, 2017	$18,033
Net income attributable to noncontrolling interests	205
Balance as of March 31, 2018	$18,238
The redemption amount at March 31, 2018 was $13.5 million.

Note 8: Commitments and Contingencies

Significant events during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, include debt activity (as discussed further in "Note 6: Debt"), payment of a portion of the acquisition-related contingent consideration liability (as discussed further in "Note 5: Fair Value Measurements"), and estimated sublease income of $3.2 million primarily related to the sublease agreement for the Bellevue facility (as discussed further in "Note 4: Restructuring"). Additional information on the Company’s Commitments and Contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
On December 12, 2016, a shareholder derivative action was filed by Jeffrey Tilden against the Company, as a nominal defendant, Andrew Snyder, who was a director of the Company at that time, certain companies affiliated with Mr. Snyder, a former officer of the Company, GCA Savvian Advisors, LLC ("GCA Savvian"), and certain other current and former members of the Company's Board of Directors, in the Superior Court of the State of California in and for the County of San Francisco. The complaint asserted claims for breaches of fiduciary duty against certain current and former directors of the Company related to the Company’s share repurchases and the Company’s acquisitions of HD Vest and Monoprice. The complaint asserted a claim against GCA Savvian, the Company’s financial advisor in connection with the HD Vest acquisition, for aiding and abetting breaches of fiduciary duty. The complaint also asserted a claim for insider trading against Mr. Snyder, a former director of the Company, and certain companies affiliated with Mr. Snyder. The derivative action did not seek monetary damages from the Company. The complaint sought corporate governance reforms, declaratory relief, monetary damages from the other defendants, attorney’s fees and prejudgment interest.
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
On November 21, 2017, Tilden filed a shareholder derivative action in the Delaware Court of Chancery asserting the same claims against the same defendants and seeking the same relief as the San Francisco Superior Court lawsuit. On January 31, 2018, Blucora filed a motion to dismiss the Delaware complaint. The motion has been fully-briefed and the Court of Chancery has scheduled a hearing on the motion for July 11, 2018.
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

Note 9: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units ("RSUs"), and the Company’s employee stock purchase plan ("ESPP"), in the consolidated statements of comprehensive income (in thousands):

	Three months ended March 31,
	2018	2017
Cost of revenue	$259	$46
Engineering and technology	210	285
Sales and marketing	516	691
General and administrative	1,973	1,543
Restructuring	—	443
Total	$2,958	$3,008
In the second quarter of 2017, the Company granted 350,000 non-qualified stock options to certain HD Vest financial advisors, who are considered non-employees. These stock options vest fully three years from the date of grant. The Company used the Black-Scholes-Merton valuation method to calculate stock-based compensation, using assumptions for the risk-free interest rate, expected dividend yield, expected volatility, and expected life under the same methodology that is used for employee grants. Since these are non-employee grants, stock-based compensation expense will be remeasured at the end of each quarter. For the three months ended March 31, 2018, stock-based compensation expense for these non-employees was $0.2 million, and was recorded in "Cost of revenue" on the consolidated statements of comprehensive income.
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended March 31,
	2018	2017
Stock options exercised	320	567
RSUs vested	106	147
Shares purchased pursuant to ESPP	36	76
Total	462	790
Note 10: Segment Information
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

Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended March 31,
	2018	2017
Revenue:
Wealth Management	$92,082	$82,667
Tax Preparation	113,883	99,708
Total revenue	205,965	182,375
Operating income:
Wealth Management	13,075	11,853
Tax Preparation	58,806	53,133
Corporate-level activity	(19,147)	(21,097)
Total operating income	52,734	43,889
Other loss, net	(5,228)	(9,708)
Income tax expense	(1,963)	(3,471)
Net income	$45,543	$30,710
Revenues by major category within each segment are presented below (in thousands):

	Three months ended March 31,
	2018	2017
Wealth Management:
Commission	$42,870	$39,595
Advisory	39,301	33,576
Asset-based	7,172	5,966
Transaction and fee	2,739	3,530
Total Wealth Management revenue	$92,082	$82,667
Tax Preparation:
Consumer	$101,912	$88,242
Professional	11,971	11,466
Total Tax Preparation revenue	$113,883	$99,708
Note 11: Income Taxes
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
The Company recorded income tax expense of $2.0 million in the three months ended March 31, 2018. Income taxes differed from taxes at the statutory rates in 2018 primarily due to the release of the current portion of valuation allowances. The Company recorded income tax expense of $3.5 million in the three months ended March 31, 2017. Income taxes differed from taxes at the statutory rates in 2017 primarily due to the January 1, 2017 implementation of Accounting Standards Update ("ASU") 2016-09 on stock-based compensation, which did not impact the three months ended March 31, 2018. Income tax expense for the three months ended March 31 2018 was lower than the prior period, primarily due to the impact of state income taxes.
The Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted on December 22, 2017, reducing the U.S. corporate federal income tax rate to 21% from 35%. The Company applied the guidance in Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, when accounting for the enactment date effects of the Tax Legislation. In 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Legislation and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In 2017, the Company provisionally recorded approximately $21.4 million of net deferred tax liabilities remeasurement. Currently, the Company expects to complete the analysis of the Tax Legislation in the fourth quarter of 2018 when the Company’s 2017 federal income tax return is filed with the Internal Revenue Service.

Note 12: Net Income Per Share
"Basic net income per share" is computed using the weighted average number of common shares outstanding during the period. "Diluted net income per share" is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of unvested RSUs. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive.
The computation of basic and diluted net income per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended March 31,
	2018	2017
Numerator:
Income	$45,543	$30,710
Net income attributable to noncontrolling interests	(205)	(126)
Net income attributable to Blucora, Inc.	$45,338	$30,584
Denominator:
Weighted average common shares outstanding, basic	46,641	42,145
Dilutive potential common shares	2,024	3,283
Weighted average common shares outstanding, diluted	48,665	45,428
Net income per share attributable to Blucora, Inc.:
Basic	$0.97	$0.73
Diluted	$0.93	$0.67
Shares excluded	902	2,062
Shares were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included under Part 1 Item 1 of this report, as well as with our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Our Business
Blucora (the "Company," "Blucora," "we," "our" or "us") operates two businesses: a Wealth Management business and an online Tax Preparation business.
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

Strategic Transformation
On October 14, 2015, we announced our plans to acquire HD Vest and focus on the technology-enabled financial solutions market (the "Strategic Transformation"). The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content business that was operated through our former InfoSpace LLC subsidiary ("InfoSpace") and our E-Commerce business that consisted of the operations of Monoprice, Inc. ("Monoprice") in 2016. As part of the Strategic Transformation and "One Company" operating model, the Company relocated its corporate headquarters from Bellevue, Washington to Irving, Texas during 2017. The transformation is intended to drive efficiencies and improve operational effectiveness.
In connection with the relocation of our corporate headquarters, we have incurred restructuring costs of approximately $7.3 million. These costs are recorded within corporate-level activity for segment purposes. See "Note 4: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information. We also have incurred costs that do not qualify for restructuring classification, such as recruiting and overlap in personnel expenses as we transition positions to Texas ("Strategic Transformation Costs"). The restructuring is now substantially complete and is expected to be fully completed in the first half of 2018.
For a discussion of the associated risks, see the sections under the heading "Risks Associated With our Businesses" in Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
Comparability
We reclassified certain amounts on our consolidated statements of cash flows related to excess tax benefits generated from stock-based compensation and restricted cash, and both reclassifications were in connection with the implementation of new accounting pronouncements. See the "Recent accounting pronouncements" section of "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information.
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Percentage Change
Revenue	$205,965	$182,375	13%
Operating income	$52,734	$43,889	20%
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Revenue increased approximately $23.6 million due to increases of $9.4 million and $14.2 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $8.8 million, consisting of the $23.6 million increase in revenue and offset by a $14.7 million increase in operating expenses. Key changes in operating expenses were:

•
$8.2 million increase in the Wealth Management segment’s operating expenses primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, consulting costs and costs incurred prior to the new clearing firm transition, which is expected to occur in the third quarter of 2018.

•
$8.5 million increase in the Tax Preparation segment’s operating expenses primarily due to higher spend on marketing, particularly offline media and digital marketing efforts, and an increase in engineering development projects.

•
$2.0 million decrease in corporate-level expense activity primarily due to lower Strategic Transformation Costs and restructuring costs, offset by higher depreciation due to the abandonment of certain internally-developed software fixed assets.

SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. ("GAAP") and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 10: Segment Information" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We have two reportable segments: Wealth Management and Tax Preparation. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. We analyze these separately.
Wealth Management

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Percentage Change
Revenue	$92,082	$82,667	11%
Operating income	$13,075	$11,853	10%
Segment margin	14%	14%
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
Sources of revenue

(In thousands, except percentages)			Three months ended March 31,
	Sources of Revenue	Primary Drivers	2018	2017	Percentage Change
Advisor-driven	Commission	- Transactions - Asset levels	$42,870	$39,595	8%
	Advisory	- Advisory asset levels	39,301	33,576	17%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	7,172	5,966	20%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	2,739	3,530	(22)%
	Total revenue		$92,082	$82,667	11%
	Total recurring revenue		$72,962	$63,907	14%
	Recurring revenue rate		79.2%	77.3%
Recurring revenue consists of trailing commissions, advisory fees, fees from cash sweep programs, and certain transaction and fee revenue, all as described further below in Commission revenue, Advisory revenue, Asset-based revenue, and Transaction and fee revenue, respectively. Certain recurring revenues are associated with asset balances and fluctuate depending on market values and current interest rates. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, we believe recurring revenue is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

Business metrics

(In thousands, except percentages and as otherwise indicated)	March 31,
	2018	2017	Percentage Change
Total Assets Under Administration ("AUA")	$44,383,024	$40,424,515	10%
Advisory Assets Under Management ("AUM")	$12,717,125	$11,090,767	15%
Percentage of total AUA	28.7%	27.4%
Number of advisors (in ones)	3,920	4,427	(11)%
Advisor-driven revenue per advisor	$21.0	$16.5	27%
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
We have been reducing disengaged advisors who have little to no assets held with us, which has resulted in advisor counts trending down. As we continue to reduce disengaged advisors, the number of advisors could continue to decrease before stabilizing. This decrease could improve the growth in advisor-driven revenues per advisor, prior to advisor stabilization.
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Wealth Management revenue increased approximately $9.4 million as a result of the factors discussed with each source of revenue below.
Wealth Management operating income increased approximately $1.2 million, due to a $9.4 million increase in revenue, offset by a $8.2 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.

Commission revenue: The Wealth Management segment generates two types of commissions: transaction-based sales commissions and trailing commissions. Transaction-based sales commissions, which occur when clients trade securities or purchase investment products, represent gross commissions generated by our financial advisors. The level of transaction-based sales commissions can vary from period-to-period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our financial advisors' clients. We earn trailing commissions (a commission or fee that is paid periodically over time) on certain mutual funds and variable annuities held by clients. Trailing commissions are recurring in nature and are based on the market value of investment holdings in trail-eligible assets. Our commission revenue, by product category and by sales-based and trailing, was as follows:

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Percentage Change
By product category:
Mutual funds	$22,964	$20,461	12%
Variable annuities	13,464	12,211	10%
Insurance	3,387	3,672	(8)%
General securities	3,055	3,251	(6)%
Total commission revenue	$42,870	$39,595	8%

By sales-based and trailing:
Sales-based	$18,345	$17,946	2%
Trailing	24,525	21,649	13%
Total commission revenue	$42,870	$39,595	8%
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Sales-based commission revenue increased approximately $0.4 million primarily due to increased activity in mutual funds and variable annuities, offset by decreased activity in insurance and general securities resulting from overall market performance. General securities include equities, exchange-traded funds, bonds and alternative investments.
Trailing commission revenue increased approximately $2.9 million and reflects an increase in the market value of the underlying assets and, to a lesser extent, the impact of new investments.
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
The activity within our AUM was as follows:

(In thousands)	Three months ended March 31,
	2018	2017
Balance, beginning of the period	$12,530,165	$10,397,071
Net increase in new advisory assets	318,565	297,609
Market impact and other	(131,605)	396,087
Balance, end of the period	$12,717,125	$11,090,767
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue due to advisory fees being billed in advance. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end AUM.

Three months ended March 31, 2018 compared with three months ended March 31, 2017
The increase in advisory revenue of approximately $5.7 million is primarily due to the increase in the beginning-of-period AUM for the three months ended March 31, 2018 compared with three months ended March 31, 2017, and the conversion of AUA to fee-based AUM.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs and cash sweep programs.
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Asset-based revenue increased $1.2 million, primarily from increased revenues from financial product manufacturer sponsorship programs and higher cash sweep revenues following increases in interest rates. In the current interest rate environment, and through our current clearing provider, we will not benefit from any future interest rate increases. We expect the transition of our clearing business to a new clearing firm, in the third quarter of 2018, to provide growth opportunities in asset-based revenues.
Transaction and fee revenue: Transaction and fee revenue primarily includes fees for executing certain transactions in client accounts and fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Transaction and fee revenue decreased approximately $0.8 million primarily related to the impact of ASC 606 adoption in the first quarter of 2018. See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item I of this report for additional information.
Tax Preparation

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Percentage Change
Revenue	$113,883	$99,708	14%
Operating income	$58,806	$53,133	11%
Segment margin	52%	53%
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
Revenue by category was as follows:

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Percentage Change
Consumer	$101,912	$88,242	15%
Professional	11,971	11,466	4%
Total revenue	$113,883	$99,708	14%
We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and online services. We consider the volume of e-files to be an important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Three months ended March 31,			Tax seasons ended
	2018	Percentage Change	2017	April 19, 2018	Percentage Change	April 18, 2017
Online e-files	2,509	(13)%	2,876	3,432	(13)%	3,958
Desktop e-files	100	(18)%	122	152	(17)%	184
Sub-total e-files	2,609	(13)%	2,998	3,584	(13)%	4,142
Free File Alliance e-files (1)	133	16%	115	188	15%	164
Total e-files	2,742	(12)%	3,113	3,772	(12)%	4,306

(1)	Free File Alliance e-files are provided as part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines.
We measure our professional tax preparer customers using three metrics: the number of accepted federal tax e-files made through our software, the number of units sold, and the number of e-files per unit sold. We consider growth in these areas to be the most important non-financial metrics in measuring the performance of the professional tax preparer side of the Tax Preparation business. Those metrics were as follows:

(In thousands, except percentages and as	Three months ended March 31,			Tax seasons ended
otherwise indicated)	2018	Percentage Change	2017	April 19, 2018	Percentage Change	April 18, 2017
E-files	1,324	2%	1,302	1,763	3%	1,717
Units sold (in ones)	20,191	(1)%	20,327	20,588	(2)%	20,964
E-files per unit sold (in ones)	65.6	3%	64.0	85.6	5%	81.9
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Tax Preparation revenue increased approximately $14.2 million, primarily due to growth in revenue earned from online consumer users and, to a lesser extent, increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases. The decrease in e-files is consistent with our expectations as we are continuing our multi-year pivot toward profitable customers. Revenue derived from professional tax preparers increased, despite a decrease in the number of professional preparer units sold, primarily due to growth in average revenue per user, primarily resulting from price increases. Revenue from ancillary services, primarily refund payment transfer, also grew primarily resulting from price increases.
Tax Preparation operating income increased approximately $5.7 million, due to a $14.2 million increase in revenue, offset by a $8.5 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to to higher spend on marketing, particularly offline media and digital marketing efforts.
Corporate-Level Activity

(In thousands)	Three months ended March 31,
	2018	2017	Change
Operating expenses	$5,541	$6,773	$(1,232)
Stock-based compensation	2,958	2,565	393
Depreciation	2,002	1,134	868
Amortization of acquired intangible assets	8,357	8,336	21
Restructuring	289	2,289	(2,000)
Total corporate-level activity	$19,147	$21,097	$(1,950)
Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, and restructuring. For further detail, refer to segment information appearing in "Note 10: Segment Information" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Three months ended March 31, 2018 compared with three months ended March 31, 2017
Operating expenses included in corporate-level activity decreased primarily due to lower Strategic Transformation Costs, primarily severance and other personnel-related costs.
Stock-based compensation increased primarily due to activity within our Wealth Management business, due to a decrease in forfeitures from the prior period.
Depreciation increased primarily due to the abandonment of certain internally-developed software fixed assets.
Amortization of acquired intangible assets were comparable to the prior period.
Restructuring relates to expenses incurred due to the relocation of our corporate headquarters during 2017 from Bellevue, Washington to Irving, Texas. Further detail is provided under the "Operating Expenses - Restructuring" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations below.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Change
Wealth management services cost of revenue	$63,067	$55,874	$7,193
Tax preparation services cost of revenue	4,353	3,818	535
Amortization of acquired technology	50	48	2
Total cost of revenue	$67,470	$59,740	$7,730
Percentage of revenue	33%	33%
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
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Wealth management services cost of revenue increased, primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.
Tax preparation services cost of revenue increased, primarily due to an increase in cloud migration expenses.
Amortization of acquired technology was comparable to the prior period.
Engineering and Technology

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Change
Engineering and technology	$5,131	$4,748	$383
Percentage of revenue	2%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.

Three months ended March 31, 2018 compared with three months ended March 31, 2017
Engineering and technology expenses increased, primarily due to an increase in Tax Preparation engineering development projects, offset by lower Wealth Management personnel expenses due to lower headcount.
Sales and Marketing

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Change
Sales and marketing	$55,253	$48,998	$6,255
Percentage of revenue	27%	27%
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
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Sales and marketing expenses increased, primarily due to higher spend on marketing, particularly television commercials and digital marketing efforts in our Tax Preparation business, consulting costs and costs incurred prior to the new clearing firm transition, which is expected to occur in the third quarter of 2018.
General and Administrative

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Change
General and administrative	$14,866	$13,483	$1,383
Percentage of revenue	7%	7%
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
Three months ended March 31, 2018 compared with three months ended March 31, 2017
G&A expenses increased primarily due to an increase in consulting expenses and software expenses, primarily related to security enhancements.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Change
Depreciation	$1,915	$940	$975
Amortization of acquired intangible assets	8,307	8,288	19
Total	$10,222	$9,228	$994
Percentage of revenue	5%	5%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Three months ended March 31, 2018 compared with three months ended March 31, 2017
Depreciation increased primarily due to the abandonment of certain internally-developed software fixed assets.

Amortization was comparable to the prior period.
Restructuring

(In thousands, except percentages)	Three months ended March 31,
	2018	2017	Change
Restructuring	$289	$2,289	$(2,000)
Percentage of revenue	—%	1%
In connection with the Strategic Transformation, including the relocation of our headquarters, we have incurred restructuring costs of approximately $7.3 million, which includes all costs associated with our non-cancelable operating lease. While the relocation and the related costs were substantially completed by June 2017, the Company expects some costs to be incurred through the first half of 2018, primarily related to employees who will continue to provide service through that time period.
In the first quarter of 2017 we had a $1.9 million fixed asset impairment related to our Bellevue facility's fixed assets, and $0.4 million of stock-based compensation that included the impact of equity award modifications associated with employment contracts for individuals impacted by our headquarters relocation.
See "Note 4: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Other Loss, Net

(In thousands)	Three months ended March 31,
	2018	2017	Change
Interest income	$(40)	$(20)	$(20)
Interest expense	4,181	6,436	(2,255)
Amortization of debt issuance costs	203	387	(184)
Accretion of debt discounts	47	1,085	(1,038)
Loss on debt extinguishment	776	1,780	(1,004)
Other	61	40	21
Other loss, net	$5,228	$9,708	$(4,480)
Three months ended March 31, 2018 compared with three months ended March 31, 2017
In the first quarter of 2018 we had a loss on debt extinguishment related to the prepayment of a portion of the Blucora senior secured credit facilities (as defined herein), and decreases in interest expense, amortization of debt issuance costs and accretion of debt discounts, primarily related to lower balances in the Blucora senior secured credit facilities. The decrease in interest expense also relates to the repricing and lowering, in November 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities to 3.0% for Eurodollar Rate loans and 2.0% for ABR loans. This repricing should decrease future annual interest expense by approximately $2.0 million per year.
In the first quarter of 2017 we had a loss on debt extinguishment related to the prepayment of a portion of the credit facility previously entered into in 2015 for the purpose of financing the HD Vest acquisition (the "TaxAct - HD Vest 2015 credit facility").
Income Taxes
We recorded income tax expense of $2.0 million in the three months ended March 31, 2018. Income taxes differed from taxes at the statutory rates in 2018 primarily due to the release of the current portion of valuation allowances. We recorded income tax expense of $3.5 million in the three months ended March 31, 2017. Income taxes differed from taxes at the statutory rates in 2017 primarily due to the January 1, 2017 implementation of Accounting Standards Update ("ASU") 2016-09 on stock-based compensation, which did not impact the three months ended March 31, 2018. Income tax expense for the three months ended March 31 2018 was lower than the prior period, primarily due to the impact of state income taxes.

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation, amortization of acquired intangible assets (including acquired technology), restructuring, other loss, net, the impact of noncontrolling interests and income tax expense. Restructuring costs relate to the relocation of our corporate headquarters during 2017.
We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items excluded from Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income. Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended March 31,
	2018	2017
Net income attributable to Blucora, Inc.	$45,338	$30,584
Stock-based compensation	2,958	2,565
Depreciation and amortization of acquired intangible assets	10,359	9,470
Restructuring	289	2,289
Other loss, net	5,228	9,708
Net income attributable to noncontrolling interests	205	126
Income tax expense	1,963	3,471
Adjusted EBITDA	$66,340	$58,213
Three months ended March 31, 2018 compared with three months ended March 31, 2017
The increase in Adjusted EBITDA was primarily due to an increase in segment operating income of $5.7 million related to our Tax Preparation segment, an increase in segment operating income of $1.2 million related to our Wealth Management segment, and a $1.2 million decrease in corporate operating expenses, primarily due to lower Strategic Transformation and restructuring costs.
Non-GAAP net income: We define non-GAAP net income as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on our Convertible Senior Notes that were outstanding for a portion of 2017 (the "Notes"), restructuring costs (described further under Adjusted EBITDA above), the impact of noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
Non-GAAP net income per share: We define non-GAAP net income per share as non-GAAP net income divided by weighted average diluted share count. We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income and non-GAAP net income per share should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income and net income per share. Other companies may calculate non-GAAP net income and non-GAAP net income per share differently, and, therefore, our non-GAAP net income and non-GAAP net income per share may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income attributable to Blucora, Inc. and non-GAAP net income per share to net income per share, which we believe to be the most comparable GAAP measure, is presented below:

(In thousands, except per share amounts)	Three months ended March 31,
	2018	2017
Net income attributable to Blucora, Inc.	$45,338	$30,584
Stock-based compensation	2,958	2,565
Amortization of acquired intangible assets	8,357	8,336
Accretion of debt discount on the Notes	—	934
Restructuring	289	2,289
Impact of noncontrolling interests	205	126
Cash tax impact of adjustments to GAAP net income	(313)	(587)
Non-cash income tax expense	1,398	3,160
Non-GAAP net income	$58,232	$47,407
Per diluted share:
Net income attributable to Blucora, Inc.	$0.93	$0.67
Stock-based compensation	0.06	0.06
Amortization of acquired intangible assets	0.18	0.18
Accretion of debt discount on the Notes	—	0.02
Restructuring	0.01	0.05
Impact of noncontrolling interests	0.00	0.00
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.01)
Non-cash income tax expense	0.03	0.07
Non-GAAP net income	$1.20	$1.04
Weighted average shares outstanding used in computing per diluted share amounts	48,665	45,428
Three months ended March 31, 2018 compared with three months ended March 31, 2017
The increase in non-GAAP net income was primarily due to an increase in segment operating income of $5.7 million related to our Tax Preparation segment and an increase in segment operating income of $1.2 million related to our Wealth Management segment, a $2.5 million decrease in interest expense, amortization of debt issuance costs and accretion of debt discounts, primarily relating to lower balances in the Blucora senior secured credit facilities and the repricing and lowering, in 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities to 3.0% for Eurodollar Rate loans and 2.0% for ABR loans. Further contributing to the increase in non-GAAP net income was a $1.0 million decrease in loss on debt extinguishment Blucora senior secured credit facilities, and a $1.2 million decrease in corporate operating expenses not allocated to the segments primarily due to lower Strategic Transformation and restructuring costs.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2018, we had cash and cash equivalents of approximately $77.1 million. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of March 31, 2018, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at March 31, 2018 had minimal default risk and short-term maturities.

We have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate. For further discussion of the risks to our business related to liquidity, see the Risk Factor "Existing cash and cash equivalents, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Use of Cash
We may use our cash and cash equivalents balance in the future on investment in our current businesses, for repayment of debt, for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses, or for returning capital to shareholders.
In May 2017, we entered into a credit agreement with a syndicate of lenders for the Blucora senior secured credit facilities in order to (a) refinance the TaxAct - HD Vest 2015 credit facility, (b) redeem our Notes that were outstanding at the time, and (c) provide a term loan and revolving line of credit for future working capital, capital expenditure and general business purposes (the "Blucora senior secured credit facilities"). Consequently, the TaxAct - HD Vest 2015 credit facility was repaid in full and the commitments thereunder were terminated. The Blucora senior secured credit facilities in the aggregate committed amount of $425.0 million consist of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility), and a $375.0 million term loan facility. The final maturity dates of the revolving credit loan and term loan are May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by the assets of Blucora and those subsidiaries.
The Blucora senior secured credit facilities include financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of March 31, 2018. We initially borrowed $375.0 million under the term loan and have made prepayments of $70.0 million towards the term loan since entering into the agreement, of which $40.0 million was prepaid in the three months ended March 31, 2018, such that $305.0 million was outstanding under the term loan at March 31, 2018. We have not borrowed any amounts under the revolving credit loan and do not have any other debt outstanding. Beginning with the fiscal year ending December 31, 2018, we may be required to make annual prepayments of the term loan in an amount equal to a percentage of our excess cash flow during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year. Currently, we do not expect an excess cash flow payment will be required in the fiscal year ending 2018. For further detail, see "Note 6: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Related to the TaxAct - HD Vest 2015 credit facility, we had repayment activity of $38.0 million during the three months ended March 31, 2017.
On July 2, 2015, TaxAct acquired SimpleTax, which included additional consideration of up to C$4.6 million (with C$ indicating Canadian dollars and amounting to approximately $3.7 million based on the acquisition-date exchange rate). The related payments are contingent upon product availability and revenue performance over a three-year period and are expected to occur annually over that period. The first two payments of $1.3 million and $0.9 million were made in the first quarters of 2018 and 2017, respectively, and the remaining payment of $1.3 million is expected in 2019. For further detail, see "Note 5: Fair Value Measurements" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Contractual Obligations and Commitments

The material changes in our contractual obligations and commitments during the first quarter of 2018, outside of the ordinary course of our business, include debt activity (as discussed further in "Note 6: Debt"), payment of a portion of the acquisition-related contingent consideration liability (as discussed further in "Note 5: Fair Value Measurements"), and estimated sublease income of $3.2 million, primarily related to the sublease of the Bellevue facility (as discussed further in "Note 4: Restructuring"). Additional information on the Company’s Commitments and Contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Three months ended March 31,
	2018	2017
Net cash provided by operating activities	$57,450	$52,900
Net cash provided (used) by investing activities	(940)	5,767
Net cash used by financing activities	(39,569)	(36,259)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(6)	5
Net increase in cash, cash equivalents, and restricted cash	$16,935	$22,413
Net cash from operating activities: Net cash from operating activities consists of income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $57.5 million and $52.9 million for the three months ended March 31, 2018 and 2017, respectively. The activity in the three months ended March 31, 2018 included a $(1.7) million working capital contribution and approximately $59.1 million of income (offset by non-cash adjustments). The working capital contribution primarily related to the impact of TaxAct's seasonality and the timing of TaxAct's spending on marketing campaigns for the current tax season.
The activity in the three months ended March 31, 2017 included a $6.5 million working capital contribution and approximately $46.4 million of net income (offset by non-cash adjustments). The working capital contribution primarily related to increased accrued expense balances related to the timing of TaxAct's spending on marketing campaigns for the current tax season.
Net cash from investing activities: Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases of and proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities can fluctuate from period-to-period primarily based upon the level of acquisition activity.
Net cash provided by investing activities was $0.9 million for the three months ended March 31, 2018 and net cash from investing activities was $5.8 million for the three months ended March 31, 2017. The activity in the three months ended March 31, 2018 consisted of approximately $0.9 million in purchases of property and equipment. The activity in the three months ended March 31, 2017 consisted of net cash inflows on our available-for-sale investments of $6.9 million, following the sale of available-for-sale investments, offset by approximately $1.2 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $39.6 million and $36.3 million for the three months ended March 31, 2018 and 2017, respectively. The activity for the three months ended March 31, 2018 primarily consisted of prepayments of $40.0 million towards the term loan, $1.5 million in tax payments from shares withheld for equity awards, and $1.3 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $0.0 million in proceeds from the senior secured credit facility that was entered into in May 2017 and $3.2 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
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

Critical Accounting Policies and Estimates
Our critical accounting policies, estimates, and methodologies for the three months ended March 31, 2018 are consistent with those in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" and "Note 3: Impact of Revenue Recognition Accounting Pronouncement" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the three months ended March 31, 2018. We borrowed $375.0 million under the term loan when we entered into the senior secured credit facility, and the interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.75%. A hypothetical 100 basis point increase in LIBOR would result in a $3.1 million increase, based upon our March 31, 2018 principal amount, in our annual interest expense until the scheduled maturity date in 2024. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934), the effectiveness of our disclosure controls and procedures as of March 31, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of March 31, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Other than the legal proceedings discussed in "Note 8: Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report, there are no pending legal proceedings to which we are a party or of which any of our property is the subject.
Item 1A. Risk Factors
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017 and the risks set forth below.
The Company believes that there has been no material change in its risk factors as previously disclosed in the Form 10-K other than as set forth below. The occurrence of one or more of the events listed below could have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption, which is referred to throughout these Risk Factors as a “Material Adverse Effect.”

Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations could have a Material Adverse Effect.
Our Wealth Management business is heavily regulated by multiple agencies, including the Securities and Exchange Commission ("SEC"), the Department of Labor (the "DOL"), the Financial Industry Regulatory Authority, state securities and insurance regulators, and other regulatory authorities. Failure to comply with these regulators’ laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect.
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
In 2016, the DOL enacted the Fiduciary Rule, which redefines who may be considered a fiduciary under ERISA and how such fiduciaries must provide investment advice to individual retirement accounts or other accounts, the assets of which are subject to section 4975 of the Internal Revenue Code (collectively, the "Covered Accounts"). During 2017, Covered Accounts made up over half of the assets under administration in our Wealth Management business. As originally drafted, the Fiduciary Rule would bring virtually all of the investment products and services that our Wealth Management business currently provides to Covered Account owners within the scope of ERISA.
On March 15, 2018, a federal court of appeals struck down the Fiduciary Rule in its entirety. This decision is appealable, but we cannot predict whether it will be appealed or what the outcome of such an appeal might be. If the decision stands, we will review all of the procedural, policy and product changes we have already implemented, some or all of which we may choose to retain. Until the court of appeals decision is final and non-appealable, however, the DOL’s Impartial Conduct Standards remain in effect, so our Wealth Management business is required to continue good faith efforts to conform its business to these standards. Because Covered Accounts comprise a significant portion of our business, our failure to successfully conform to these standards could lead to increased costs related to compliance, legal and information technology changes, which could have a Material Adverse Effect.
Before the court of appeals decision, the DOL had already announced its intent to review and potentially revise the Fiduciary Rule and to coordinate with the SEC on rulemaking toward possible standards of conduct for all investment professionals. On April 18, 2018, the SEC issued draft rulemaking addressing these standards. As presently drafted, the SEC’s proposed rules would impose a “best interest” standard on broker-dealers and their registered representatives, as well as a new disclosure form (Form CRS) that both broker-dealers and investment advisers would have to give clients before providing them investment advice. The SEC’s proposed rules, if adopted in their current form, would heighten the standard of care for broker-dealers when making investment recommendations and would impose disclosure and policy and procedural obligations that could impact the compensation HD Vest and its representatives receive for selling certain types of products, particularly those (such as mutual funds) that offer different compensation across different share classes. The SEC’s proposed rules would also limit our ability to use the terms “advisor” or “adviser” when referring publicly to our registered representatives who are not also advisory licensed. Based on comments by SEC Commissioners when the proposed rules were first presented, however, we believe that the SEC’s proposed rules will substantially change during the public comment process. In addition, the SEC’s final rules may not be issued for many months and, even then, could be the subject of litigation, as was the case with the Fiduciary Rule. Accordingly, we cannot predict if and when the DOL or the SEC will complete any final rulemaking or what the contours of the final rules will be. However, the SEC’s final rules could result in additional compliance costs, lesser compensation, and management distraction, all of which could have a Material Adverse Effect.
Legislatures and securities regulators in certain states in which we do business have enacted (or have considered enacting) their own standard of conduct rules to supplement or supplant the Fiduciary Rule. To date, the States of Nevada, Connecticut, New Jersey and New York have passed legislation or proposed regulations of this sort. The requirements and scope of these state rules are not uniform. Accordingly, we may have to adopt different policies and procedures in different states, which could create added compliance, supervision and sales costs for our Wealth Management business. Should more states enact similar legislation or regulation, it could result in material additional compliance costs and could have a Material Adverse Effect.

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
In addition, the SEC and FINRA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, our Wealth Management business is subject to Rule 15c3-1 (the "Net Capital Rule") under the Securities Exchange Act of 1934, and related requirements of self-regulatory organizations, which specify minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. As a result of the Net Capital Rule, our ability to withdraw capital from our subsidiaries that comprise our Wealth Management business could be restricted, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock, or pay dividends, which could have a Material Adverse Effect. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Form of Nonqualified Stock Option Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.2
10.2	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.3
10.3	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.4
10.4	Blucora, Inc. 2018 Annual Incentive Plan	8-K	February 23, 2018	10.1
10.5	Employment Agreement by and between Blucora, Inc. and Davinder Athwal dated February 14, 2018	8-K	February 15, 2018	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended March 31, 2018, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
					X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Davinder Athwal
Davinder Athwal Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	May 9, 2018