Form 10-Q
period 2018-06-30
BLUCORA, INC.
filed 2018-08-01
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File Number: 000-25131

BLUCORA, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6333 State Hwy 161, 4th Floor, Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at
Common Stock, Par Value $0.0001	July 25, 2018
47,643,903

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding:
• our ability to effectively implement our future business plans and growth strategy, including our ability to achieve the anticipated benefits of our Strategic Transformation (as defined in this Quarterly Report on Form 10-Q);
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$89,840	$59,965
Cash segregated under federal or other regulations	1,117	1,371
Accounts receivable, net of allowance	6,595	10,694
Commissions receivable	16,820	16,822
Other receivables	38	3,180
Prepaid expenses and other current assets, net	6,754	7,365
Total current assets	121,164	99,397
Long-term assets:
Property and equipment, net	9,308	9,831
Goodwill, net	548,838	549,037
Other intangible assets, net	310,983	328,205
Other long-term assets	15,806	15,201
Total long-term assets	884,935	902,274
Total assets	$1,006,099	$1,001,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,472	$4,413
Commissions and advisory fees payable	17,158	17,813
Accrued expenses and other current liabilities	16,181	19,577
Deferred revenue	2,661	9,953
Total current liabilities	40,472	51,756
Long-term liabilities:
Long-term debt, net	260,029	338,081
Deferred tax liability, net	42,652	43,433
Deferred revenue	501	804
Other long-term liabilities	6,871	8,177
Total long-term liabilities	310,053	390,495
Total liabilities	350,525	442,251

Redeemable noncontrolling interests	18,460	18,033

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
47,493 and 46,366	5	5
Additional paid-in capital	1,569,412	1,555,560
Accumulated deficit	(932,050)	(1,014,174)
Accumulated other comprehensive loss	(253)	(4)
Total stockholders’ equity	637,114	541,387
Total liabilities and stockholders’ equity	$1,006,099	$1,001,671

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Wealth management services revenue	$92,015	$85,296	$184,097	$167,963
Tax preparation services revenue	65,833	53,866	179,716	153,574
Total revenue	157,848	139,162	363,813	321,537
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	62,452	56,963	125,519	112,837
Tax preparation services cost of revenue	2,459	2,411	6,812	6,229
Amortization of acquired technology	49	47	99	95
Total cost of revenue	64,960	59,421	132,430	119,161
Engineering and technology	4,848	4,242	9,979	8,990
Sales and marketing	23,791	22,296	79,044	71,294
General and administrative	15,625	13,715	30,491	27,198
Depreciation	993	873	2,908	1,813
Amortization of other acquired intangible assets	8,806	8,289	17,113	16,577
Restructuring	2	331	291	2,620
Total operating expenses	119,025	109,167	272,256	247,653
Operating income	38,823	29,995	91,557	73,884
Other loss, net	(2,759)	(24,200)	(7,987)	(33,908)
Income before income taxes	36,064	5,795	83,570	39,976
Income tax expense	(907)	(2,315)	(2,870)	(5,786)
Net income	35,157	3,480	80,700	34,190
Net income attributable to noncontrolling interests	(222)	(176)	(427)	(302)
Net income attributable to Blucora, Inc.	$34,935	$3,304	$80,273	$33,888
Net income per share attributable to Blucora, Inc.:
Basic	$0.74	$0.08	$1.71	$0.79
Diluted	$0.71	$0.07	$1.64	$0.73

Weighted average shares outstanding:
Basic	47,221	43,644	46,931	42,895
Diluted	49,434	46,937	49,049	46,182
Other comprehensive income (loss):
Net income	$35,157	$3,480	$80,700	$34,190
Unrealized gain on available-for-sale investments, net of tax	—	—	—	1
Foreign currency translation adjustment	(112)	147	(249)	190
Other comprehensive income (loss)	(112)	147	(249)	191
Comprehensive income	35,045	3,627	80,451	34,381
Comprehensive income attributable to noncontrolling interests	(222)	(176)	(427)	(302)
Comprehensive income attributable to Blucora, Inc.	$34,823	$3,451	$80,024	$34,079

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2018	2017
Operating Activities:
Net income	$80,700	$34,190
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	6,991	5,302
Depreciation and amortization of acquired intangible assets	20,338	18,865
Restructuring (non-cash)	—	1,402
Deferred income taxes	(781)	(681)
Amortization of premium on investments, net, and debt issuance costs	487	724
Accretion of debt discounts	87	1,840
Loss on debt extinguishment	1,533	19,581
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	4,096	2,956
Commissions receivable	2	581
Other receivables	3,142	2,544
Prepaid expenses and other current assets	461	(545)
Other long-term assets	(764)	341
Accounts payable	59	(795)
Commissions and advisory fees payable	(655)	(444)
Deferred revenue	(5,746)	(8,493)
Accrued expenses and other current and long-term liabilities	(3,393)	3,768
Net cash provided by operating activities	106,557	81,136
Investing Activities:
Purchases of property and equipment	(2,602)	(1,911)
Proceeds from sales of investments	—	249
Proceeds from maturities of investments	—	7,252
Purchases of investments	—	(409)
Net cash provided (used) by investing activities	(2,602)	5,181
Financing Activities:
Proceeds from credit facilities	—	367,212
Payments on convertible notes	—	(172,827)
Payments on credit facilities	(80,000)	(275,000)
Proceeds from stock option exercises	10,386	23,996
Proceeds from issuance of stock through employee stock purchase plan	704	662
Tax payments from shares withheld for equity awards	(4,229)	(5,267)
Contingent consideration payments for business acquisition	(1,315)	(946)
Net cash used by financing activities	(74,454)	(62,170)
Net cash provided by continuing operations	29,501	24,147

Net cash provided by investing activities from discontinued operations	—	1,028
Net cash provided by discontinued operations	—	1,028

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(30)	43
Net increase in cash, cash equivalents, and restricted cash	29,471	25,218
Cash, cash equivalents, and restricted cash, beginning of period	62,311	54,868
Cash, cash equivalents, and restricted cash, end of period	$91,782	$80,086
Non-cash investing and financing activities from continuing operations:
Cash paid for income taxes	$767	$719
Cash paid for interest	$7,991	$9,478
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
Cash, cash equivalents, and restricted cash: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	June 30,		December 31,
	2018	2017	2017
Cash and cash equivalents	$89,840	$78,312	$59,965
Cash segregated under federal or other regulations	1,117	799	1,371
Restricted cash included in "Prepaid expenses and other current assets, net"	275	425	425
Restricted cash included in "Other long-term assets"	550	550	550
Total cash, cash equivalents, and restricted cash	$91,782	$80,086	$62,311

Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of the Company’s Wealth Management customers. Restricted cash included in prepaid expenses and other current assets, net and other long-term assets represents amounts pledged as collateral for certain of the Company's banking and lease arrangements.
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
Cash equivalents are classified within Level 2 (see "Note 5: Fair Value Measurements") of the fair value hierarchy because the Company values them utilizing market observable inputs. Unrealized gains and losses are included in "

"Accumulated other comprehensive loss" on the consolidated balance sheets, and amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
The Company has a contingent consideration liability that is related to the Company's 2015 acquisition of SimpleTax Software Inc. ("SimpleTax"). The Company's contingent consideration liability is classified within Level 3 (see "Note 5: Fair Value Measurements") of the fair value hierarchy because the Company values it utilizing significant inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment, and the discount rate. The change in the fair value of the contingent consideration liability is recognized in "General and administrative" expense on the consolidated statements of comprehensive income for the period in which the fair value changes. The Company accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations.
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
The Company adopted the requirements of the new standard on January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, the Company recognized a $1.8 million cumulative effect as an adjustment to the opening balance of retained earnings and deferred revenues on the consolidated balance sheets.
As a result of the ASC 606 adoption, the Company now recognizes certain licensing fees on a net basis, which reduced both transaction and fee revenues and operating expenses by $0.4 million and $0.9 million, respectively, for the three and six months ended June 30, 2018, on the consolidated statements of comprehensive income. Had the Company not adopted ASC 606, total revenues for the three and six months ended June 30, 2018 would have been $0.8 million and $2.0 million, respectively, higher than reported on the consolidated statements of comprehensive income.
Pursuant to the modified retrospective transition method, prior periods were not retrospectively adjusted, and the Company does not disclose the value of unsatisfied performance obligations for contracts with original expected durations of one year or less.

Leases (ASU 2016-02) - In February 2016, the FASB issued an ASU on lease accounting, whereby lease assets and liabilities, whether arising from leases that are considered operating or finance (capital) and have a term of twelve months or less, will be recognized on the balance sheet. Enhanced qualitative disclosures also will be required. This guidance is effective on a modified retrospective basis--with various practical expedients related to leases that commenced before the effective date--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted. The Company expects that the adoption of this ASU will not have a material impact to its consolidated financial statements and related disclosures and that it will adopt this ASU on January 1, 2019.
Measurement of Credit Losses (ASU 2016-13) - In June 2016, the FASB issued an ASU that requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including the interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
Share-Based Payments (ASU 2018-07) - In June 2018, the FASB issued an ASU that requires companies to account for share-based payments granted to nonemployees similarly to share-based payments granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
Note 3: Segment Information and Revenues
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
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Revenue:
Wealth Management	$92,015	$85,296	$184,097	$167,963
Tax Preparation	65,833	53,866	179,716	153,574
Total revenue	157,848	139,162	363,813	321,537
Operating income:
Wealth Management	12,954	12,406	26,029	24,259
Tax Preparation	44,121	36,515	102,927	89,648
Corporate-level activity	(18,252)	(18,926)	(37,399)	(40,023)
Total operating income	38,823	29,995	91,557	73,884
Other loss, net	(2,759)	(24,200)	(7,987)	(33,908)
Income tax expense	(907)	(2,315)	(2,870)	(5,786)
Net income	$35,157	$3,480	$80,700	$34,190

Revenues by major category within each segment are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Wealth Management:
Commission	$40,384	$38,154	$83,254	$77,749
Advisory	40,058	35,914	79,359	69,490
Asset-based	7,306	6,784	14,478	12,750
Transaction and fee	4,267	4,444	7,006	7,974
Total Wealth Management revenue	$92,015	$85,296	$184,097	$167,963
Tax Preparation:
Consumer	$63,137	$51,848	$165,049	$140,090
Professional	2,696	2,018	14,667	13,484
Total Tax Preparation revenue	$65,833	$53,866	$179,716	$153,574
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
Wealth management revenue details are as follows:
Commission revenue - Commission revenue represents amounts generated by the Company's clients' purchases and sales of securities and various investment products. The Company serves as the registered broker/dealer or insurance agent for those trades. The Company generates two types of commission revenues: transaction-based sales commissions that occur on the trade date, which is when the Company's performance obligations have been substantially completed and trailing commissions which are paid to the Company (typically in arrears on a quarterly basis) based on the clients' account balance, rather than a per-transaction fee.
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
Transaction and fee revenue - Transaction and fee revenue primarily includes support fees charged to advisers, which are recognized over time as advisory services are provided, fees charged for executing certain transactions in client accounts, which are recognized on a trade-date basis, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisers, clients, and financial institutions, which are recognized as services are performed or as earned, as applicable.
Details of Wealth Management revenues are:

Wealth Management Segment Revenues
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Commission revenue	$15,919	$24,465	$40,384	$34,264	$48,990	$83,254
Advisory revenue	—	40,058	40,058	—	79,359	79,359
Asset-based revenue	—	7,306	7,306	—	14,478	14,478
Transaction and fee revenue	1,036	3,231	4,267	1,997	5,009	7,006
Total	$16,955	$75,060	$92,015	$36,261	$147,836	$184,097

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
Details of Tax Preparation revenues are:

Tax Preparation Segment Revenues
	Three Months Ended June 30, 2018			Six Months Ended June 30, 2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$63,137	$—	$63,137	$165,049	$—	$165,049
Professional	1,919	777	2,696	12,315	2,352	14,667
Total	$65,056	$777	$65,833	$177,364	$2,352	$179,716

Note 4: Restructuring
The following table summarizes the activity in the restructuring liability (in thousands), resulting from the relocation of the Company's corporate headquarters to Irving, Texas:

	Employee-Related Termination Costs	Contract Termination Costs	Total
Balance as of December 31, 2017	$1,202	$681	$1,883
Restructuring charges	291	—	291
Payments	(1,202)	(140)	(1,342)
Balance as of June 30, 2018	$291	$541	$832

Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements that were paid at termination dates throughout 2018. Contract termination costs were incurred in connection with the Company's previous headquarters' operating lease.
Additional information on the Company's restructuring can be found in the Company's Annual Report on Form 10-K for the year ended December 31, 2017.
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
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	June 30, 2018	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$22,945	$—	$22,945	$—
Total assets at fair value	$22,945	$—	$22,945	$—
Acquisition-related contingent consideration liability	$1,323	$—	$—	$1,323
Total liabilities at fair value	$1,323	$—	$—	$1,323

		Fair value measurements at the reporting date using
	December 31, 2017	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$10,857	$—	$10,857	$—
Total assets at fair value	$10,857	$—	$10,857	$—
Acquisition-related contingent consideration liability	$2,689	$—	$—	$2,689
Total liabilities at fair value	$2,689	$—	$—	$2,689

A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance as of December 31, 2017	$2,689
Payment	(1,315)
Foreign currency transaction gain	(51)
Balance as of June 30, 2018	$1,323

The contingent consideration liability is related to the Company's 2015 acquisition of SimpleTax, and the related payments that began in 2017 and are expected to continue annually through 2019. As of June 30, 2018, the Company could be required to pay up to an additional undiscounted aggregate amount of $1.3 million. This liability is included within Level 3 of the fair value hierarchy because the Company values it utilizing inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating SimpleTax revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated SimpleTax revenues or an increase in the discount rate would decrease the fair value of the contingent consideration liability. As of June 30, 2018, $1.3 million of the contingent consideration liability was included in "Accrued expenses and other current liabilities" on the consolidated balance sheets.
Note 6: Debt
The Company’s debt consisted of the following as of the periods indicated in the table below (in thousands):

	June 30, 2018				December 31, 2017
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$265,000	$(1,045)	$(3,926)	$260,029	$345,000	$(1,455)	$(5,464)	$338,081
Total debt	$265,000	$(1,045)	$(3,926)	$260,029	$345,000	$(1,455)	$(5,464)	$338,081

Senior secured credit facility: In May 2017, Blucora entered into a credit agreement with a syndicate of lenders in order to provide a term loan and revolving line of credit for working capital, capital expenditures and general business purposes (the "Blucora senior secured credit facilities"). The Blucora senior secured credit facilities in the aggregate amount of $425.0 million consist of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility) and a $375.0 million term loan facility that mature in May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by the assets of Blucora and its subsidiaries. The Blucora senior secured credit facilities include financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit facility agreement. As of June 30, 2018, Blucora was in compliance with all of the financial and operating covenants.
Principal payments on the term loan are payable quarterly in an amount equal to 0.25% of the initial outstanding principal. Under the initial term loan, the applicable interest rate margin was 3.75% for Eurodollar Rate loans and 2.75% for ABR loans. In November 2017, the credit facility agreement was amended in order to refinance and reprice the initial term loan, such that the applicable interest rate margin is 3.00% for Eurodollar Rate loans and 2.00% for ABR loans. In the three and six months ended June 30, 2018, Blucora made prepayments of $40.0 million and $80.0 million, respectively, towards the term loan.
Depending on Blucora’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.00% for Eurodollar Rate loans and 1.75% to 2.00% for ABR loans. Interest is payable at the end of each interest period. As of June 30, 2018 Blucora had not borrowed any amounts under the revolving credit facility.
Blucora also has the right to prepay the term loan or outstanding amounts under the revolving credit facility without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments on the term loan are subject to certain prepayment minimums. Beginning with the fiscal year ending December 31, 2018, Blucora may be required to make annual prepayments on the term loan in an amount equal to a percentage of excess cash flow of Blucora during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year.
As of June 30, 2018, the credit facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
Note 7: Redeemable Noncontrolling Interests
In connection with the 2015 acquisition of HD Vest, the management of HD Vest at that time retained an ownership interest in that business. The Company is party to put and call arrangements, exercisable beginning in the first quarter of 2019, with respect to these interests. These put and call arrangements allow certain members of HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests, respectively. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement. To the extent that the redemption value of these interests exceeds the value determined by adjusting the carrying value for the subsidiary's attribution of net income (loss), the value of such interests is adjusted to the redemption value with a corresponding adjustment to additional paid-in capital.
A reconciliation of redeemable noncontrolling interests is as follows (in thousands):

Balance as of December 31, 2017	$18,033
Net income attributable to noncontrolling interests	427
Balance as of June 30, 2018	$18,460

The redemption amount at June 30, 2018 was $14.1 million.

Note 8: Commitments and Contingencies

Significant events during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of the Company’s business, include debt activity (as discussed further in "Note 6: Debt"), payment of a portion of the SimpleTax acquisition-related contingent consideration liability (as discussed further in "Note 5: Fair Value Measurements"), and estimated sublease income of $2.9 million primarily related to the sublease agreement for the Bellevue facility. Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
On November 21, 2017, Tilden filed a shareholder derivative action in the Delaware Court of Chancery asserting the same claims against the same defendants and seeking the same relief as the San Francisco Superior Court lawsuit. On January 31, 2018, the Company filed a motion to dismiss the Delaware complaint, and a hearing on the motion was held on July 11, 2018. The Court has not yet ruled on the motion.
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
Note 9: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units ("RSUs"), and the Company’s employee stock purchase plan ("ESPP"), in the consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Cost of revenue	$574	$88	$833	$134
Engineering and technology	202	224	412	509
Sales and marketing	702	581	1,218	1,272
General and administrative	2,555	1,844	4,528	3,387
Restructuring	—	538	—	981
Total	$4,033	$3,275	$6,991	$6,283

In the second quarter of 2017, the Company granted 350,000 non-qualified stock options to certain HD Vest financial advisors, who are considered non-employees. These stock options vest fully three years from the date of grant. The Company used the Black-Scholes-Merton valuation method to calculate stock-based compensation, using assumptions for the risk-free interest rate, expected dividend yield, expected volatility, and expected life under the same methodology that is used for employee grants. Since these are non-employee grants, stock-based compensation expense is remeasured at the end of each quarter.  Upon the Company's adoption of ASU 2018-07 these grants will not be remeasured at the end of each quarter; the grants will be accounted for similarly to share-based payments granted to employees. For the three and six months ended June 30, 2018, stock-based compensation expense for these non-employees was $0.6 million and $0.8 million, respectively, and was recorded in "Wealth management services cost of revenue" on the consolidated statements of comprehensive income.
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Stock options exercised	552	1,841	872	2,408
RSUs vested	114	204	220	351
Shares purchased pursuant to ESPP	(1)	—	35	76
Total	665	2,045	1,127	2,835

Note 10: Income Taxes
The Company recorded income tax expense of $0.9 million and $2.9 million in the three and six months ended June 30, 2018, respectively. Income taxes differed from the 21% statutory rate in 2018 primarily due to the recognition of previously reserved net operating losses to offset current income tax expense, and the effect of state income taxes.
The Company recorded income tax expense of $2.3 million and $5.8 million in the three and six months ended June 30, 2017, respectively. Income taxes differed from the 35% statutory rate in 2017 primarily due to the recognition of previously reserved net operating losses to offset current income tax expense, and the effect of state income taxes.
The Tax Cuts and Jobs Act (the "Tax Legislation") was enacted on December 22, 2017, reducing the U.S. corporate federal income tax rate to 21% from 35%. The Company applied the guidance in Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, when accounting for the enactment date effects of the Tax Legislation. In 2017, the Company remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%. However, the Company is still analyzing certain aspects of the Tax Legislation and refining its calculations, which could potentially affect the measurement of these balances or potentially give rise to new deferred tax amounts. In 2017, the Company provisionally recorded approximately $21.4 million of net deferred tax liabilities remeasurement. Currently, the Company expects to complete the analysis of the Tax Legislation in the fourth quarter of 2018 when the Company’s 2017 federal income tax return is filed with the Internal Revenue Service.
Note 11: Net Income Per Share
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
The computation of basic and diluted net income per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Numerator:
Income	$35,157	$3,480	$80,700	$34,190
Net income attributable to noncontrolling interests	(222)	(176)	(427)	(302)
Net income attributable to Blucora, Inc.	$34,935	$3,304	$80,273	$33,888
Denominator:
Weighted average common shares outstanding, basic	47,221	43,644	46,931	42,895
Dilutive potential common shares	2,213	3,293	2,118	3,287
Weighted average common shares outstanding, diluted	49,434	46,937	49,049	46,182
Net income per share attributable to Blucora, Inc.:
Basic	$0.74	$0.08	$1.71	$0.79
Diluted	$0.71	$0.07	$1.64	$0.73
Shares excluded	373	664	637	1,363

Shares were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I Item 1 of this report and the section titled "Cautionary Statement Regarding Forward-Looking Statements" in this report, as well as with our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2017.
Our Business
Blucora (collectively, with its direct and indirect subsidiaries on a consolidated basis, the "Company," "Blucora," "we," "our" or "us") operates two businesses: a Wealth Management business and an online Tax Preparation business.
The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries (collectively referred to as "HD Vest" or the "Wealth Management Business"). HD Vest provides wealth management solutions for financial advisors and their clients. Specifically, HD Vest provides an integrated platform of brokerage, investment advisory and insurance services to assist in making each financial advisor a financial service center for his/her clients. HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. HD Vest primarily recruits independent tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest generates revenue primarily through commissions, quarterly investment advisory fees based on total client assets (previously referred to as assets under management) and other fees.
The Tax Preparation business consists of the operations of TaxAct, Inc. and its subsidiary (collectively referred to as "TaxAct" or the "Tax Preparation business"). TaxAct provides digital do-it-yourself ("DDIY") tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its online service at www.TaxAct.com. The TaxAct website and the information contained therein or connected thereto is not intended to be incorporated by reference into this report.
Strategic Transformation
On October 14, 2015, we announced our plans to acquire HD Vest and focus on the technology-enabled financial solutions market (the "Strategic Transformation"). The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content business that was operated through our former InfoSpace LLC subsidiary ("InfoSpace") and our E-Commerce business that consisted of the operations of Monoprice, Inc. ("Monoprice") in 2016. As part of the Strategic Transformation and "One Company" operating model, we relocated our corporate headquarters from Bellevue, Washington to Irving, Texas during 2017. The transformation is intended to drive efficiencies and improve operational effectiveness.
In connection with the relocation of our corporate headquarters, we have incurred restructuring costs of approximately $7.3 million since that initiative began. These costs are recorded within corporate-level activity for segment purposes. See "Note 4: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report for additional information. We also have incurred costs that do not qualify for restructuring classification, such as recruiting and overlap in personnel expenses as we transitioned positions to Texas ("Strategic Transformation Costs").
For a discussion of risks associated with the Strategic Transformation, see the sections under the heading "Risks Associated With our Businesses" in Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue	$157,848	$139,162	13%	$363,813	$321,537	13%
Operating income	$38,823	$29,995	29%	$91,557	$73,884	24%

Three months ended June 30, 2018 compared with three months ended June 30, 2017
Revenue increased approximately $18.7 million due to increases of $6.7 million and $12.0 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $8.8 million, consisting of the $18.7 million increase in revenue that was offset by a $9.9 million increase in operating expenses. Key changes in operating expenses were:

• $6.2 million increase in the Wealth Management segment’s operating expenses primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, consulting costs and costs incurred in connection with the new clearing firm transition, which is expected to occur in the third quarter of 2018, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.
• $4.4 million increase in the Tax Preparation segment’s operating expenses primarily due to higher spend on marketing, particularly offline media and digital marketing efforts, an increase in engineering development projects, and an increase in consulting expenses primarily related to strategic initiatives.
• $0.7 million decrease in corporate-level expense activity primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Revenue increased approximately $42.3 million due to increases of $16.1 million and $26.1 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $17.7 million, consisting of the $42.3 million increase in revenue that was offset by a $24.6 million increase in operating expenses. Key changes in operating expenses were:

• $14.4 million increase in the Wealth Management segment’s operating expenses primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, consulting costs and costs incurred in connection with the new clearing firm transition, which is expected to occur in the third quarter of 2018, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.
• $12.9 million increase in the Tax Preparation segment’s operating expenses primarily due to higher spend on marketing, particularly offline media and digital marketing efforts, an increase in engineering development projects, and an increase in consulting expenses primarily related to strategic initiatives.
• $2.6 million decrease in corporate-level expense activity primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs, offset by higher depreciation due to the abandonment of certain internally-developed software fixed assets.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. ("GAAP") and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 3: Segment Information and Revenues" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We have two reportable segments: Wealth Management and Tax Preparation. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. Rather, we analyze such general and administrative costs separately.
Wealth Management

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue	$92,015	$85,296	8%	$184,097	$167,963	10%
Operating income	$12,954	$12,406	4%	$26,029	$24,259	7%
Segment margin	14%	14%		14%	14%

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
Sources of revenue

(In thousands, except percentages)			Three months ended June 30,			Six months ended June 30,
	Sources of Revenue	Primary Drivers	2018	2017	Percentage Change	2018	2017	Percentage Change
Advisor-driven	Commission	- Transactions - Asset levels	$40,384	$38,154	6%	$83,254	$77,749	7%
	Advisory	- Advisory asset levels	40,058	35,914	12%	79,359	69,490	14%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	7,306	6,784	8%	14,478	12,750	14%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	4,267	4,444	(4)%	7,006	7,974	(12)%
	Total revenue		$92,015	$85,296	8%	$184,097	$167,963	10%
	Total recurring revenue		$75,369	$68,971	9%	$148,331	$132,878	12%
	Recurring revenue rate		81.9%	80.9%		80.6%	79.1%

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

Business metrics

(In thousands, except percentages and as otherwise indicated)	June 30,
	2018	2017	Percentage Change
Total Client Assets	$45,016,993	$41,427,028	9%
Brokerage Assets	$32,069,800	$29,875,740	7%
Advisory Assets	$12,947,193	$11,551,288	12%
Percentage of Total Client Assets	28.8%	27.9%
Number of advisors (in ones)	3,709	4,426	(16)%
Advisor-driven revenue per advisor	$21.7	$16.7	30%

Total client assets ("total client assets"), which replaces the previously used term assets under administration (or AUA), includes assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one total client assets service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts, annuities and mutual fund positions held directly with fund companies. These assets are not reported on the consolidated balance sheets.
Advisory assets ("advisory assets"), which replaces the previously used term assets under management (or AUM), includes external client assets for which we provide investment advisory and management services, typically as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee based on the value of the advisory assets for each advisory client. These assets are not reported on the consolidated balance sheets.
Brokerage assets represents the difference between total client assets and advisory assets.
We have been reducing disengaged advisors who have little to no assets held with us, which has resulted in advisor counts trending down. As we continue to reduce disengaged advisors, the number of advisors could continue to decrease before stabilizing. This decrease has resulted in, and is expected to continue to improve the growth in advisor-driven revenues per advisor.
Three months ended June 30, 2018 compared with three months ended June 30, 2017
Wealth Management revenue increased approximately $6.7 million as a result of the factors discussed with each source of revenue below.
Wealth Management operating income increased approximately $0.5 million, due to a $6.7 million increase in revenue, offset by a $6.2 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, consulting costs, costs incurred in connection with the new clearing firm transition, which is expected to occur in the third quarter of 2018, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors during 2017.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Wealth Management revenue increased approximately $16.1 million as a result of the factors discussed with each source of revenue below.
Wealth Management operating income increased approximately $1.8 million, due to a $16.1 million increase in revenue, offset by a $14.4 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, consulting costs, costs incurred in connection with the new clearing firm transition, which is expected to occur in the third quarter of 2018, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors during 2017.

Commission revenue: The Wealth Management segment generates two types of commissions: transaction-based sales commissions and trailing commissions. Transaction-based sales commissions, which occur when clients trade securities or purchase investment products, represent gross commissions generated by our financial advisors. The level of transaction-based sales commissions can vary from period-to-period based on the overall economic environment, number of trading days in the reporting period, and investment activity of our financial advisors' clients. We earn trailing commissions (a commission or fee that is paid periodically over time) on certain mutual funds and variable annuities held by clients. Trailing commissions are recurring in nature and are based on the market value of investment holdings in trail-eligible assets. Our commission revenue, by product category and by type of commission revenue, was as follows:

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
By product category:
Mutual funds	$22,329	$20,782	7%	$45,293	$41,243	10%
Variable annuities	12,386	11,730	6%	25,850	23,941	8%
Insurance	3,064	3,006	2%	6,451	6,678	(3)%
General securities	2,605	2,636	(1)%	5,660	5,887	(4)%
Total commission revenue	$40,384	$38,154	6%	$83,254	$77,749	7%

By type of commission:
Sales-based	$15,919	$15,654	2%	$34,264	$33,600	2%
Trailing	24,465	22,500	9%	48,990	44,149	11%
Total commission revenue	$40,384	$38,154	6%	$83,254	$77,749	7%

Three months ended June 30, 2018 compared with three months ended June 30, 2017
Sales-based commission revenue increased approximately $0.3 million primarily due to increased activity in variable annuities, offset by decreased activity in mutual funds, insurance and general securities resulting from overall market performance. General securities include equities, exchange-traded funds, bonds and alternative investments.
Trailing commission revenue increased approximately $2.0 million and reflects an increase in the market value of the underlying assets and, to a lesser extent, the impact of new investments.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Sales-based commission revenue increased approximately $0.7 million primarily due to increased activity in mutual funds and annuities, offset by decreased activity in insurance and alternative investments resulting from overall market performance. General securities include equities, exchange-traded funds, bonds and alternative investments.
Trailing commission revenue increased approximately $4.8 million and reflects an increase in the market value of the underlying assets and, to a lesser extent, the impact of new investments.
Advisory revenue: Advisory revenue primarily includes fees charged to clients in advisory accounts where HD Vest is the Registered Investment Adviser (“RIA”) and is based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed and, accordingly, the revenues earned in the following three-month period. The majority of our accounts are billed in advance using values as of the last business day of the prior calendar quarter.
The activity within our advisory assets was as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Balance, beginning of the period	$12,717,125	$11,090,767	$12,530,165	$10,397,071
Net increase in new advisory assets	89,249	221,831	407,814	519,440
Market impact and other	140,819	238,690	9,214	634,777
Balance, end of the period	$12,947,193	$11,551,288	$12,947,193	$11,551,288

Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue due to advisory fees being billed in advance. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets.
Three months ended June 30, 2018 compared with three months ended June 30, 2017
The increase in advisory revenue of approximately $4.1 million is primarily due to the increase in the beginning-of-period advisory assets for the three months ended June 30, 2018 compared with three months ended June 30, 2017, and the conversion of total client assets to fee-based advisory assets.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
The increase in advisory revenue of approximately $9.9 million is primarily due to the increase in the beginning-of-period advisory assets for the six months ended June 30, 2018 compared with six months ended June 30, 2017, and the conversion of total client assets to fee-based advisory assets.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues, primarily including margin revenues.
Three months ended June 30, 2018 compared with three months ended June 30, 2017
Asset-based revenue increased $0.5 million, primarily from increased revenues from financial product manufacturer sponsorship programs and higher cash sweep revenues following increases in interest rates. In the current interest rate environment, and through our current clearing provider, we will not benefit from any future interest rate increases. We expect the transition of our clearing business to a new clearing firm, in the third quarter of 2018, to provide growth opportunities in cash sweep revenues.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Asset-based revenue increased $1.7 million, primarily from increased revenues from financial product manufacturer sponsorship programs and higher cash sweep revenues following increases in interest rates.
Transaction and fee revenue: Transaction and fee revenue primarily includes support fees charged to advisors, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
Three months ended June 30, 2018 compared with three months ended June 30, 2017
Transaction and fee revenue decreased approximately $0.2 million primarily related to the impact of ASC 606 adoption in the first quarter of 2018. See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item I of this report for additional information.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Transaction and fee revenue decreased approximately $1.0 million primarily related to the impact of ASC 606 adoption in the first quarter of 2018. See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item I of this report for additional information.

Tax Preparation

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue	$65,833	$53,866	22%	$179,716	$153,574	17%
Operating income	$44,121	$36,515	21%	$102,927	$89,648	15%
Segment margin	52%	53%		52%	53%

Tax Preparation revenue is derived primarily from the sale of tax preparation online services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services include tax preparation support services, e-filing services, bank or reloadable pre-paid debit card services, and other value-added services, including tax and wealth management services through our Wealth Management business.
Revenue by category was as follows:

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Consumer	$63,137	$51,848	22%	$165,049	$140,090	18%
Professional	$2,696	$2,018	34%	14,667	13,484	9%
Total revenue	$65,833	$53,866	22%	$179,716	$153,574	17%

We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and online services. We consider the volume of e-files to be an important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Three months ended June 30,			Tax seasons ended
	2018	Percentage Change	2017	April 19, 2018	Percentage Change	April 18, 2017
Online e-files	3,483	(14)%	4,034	3,432	(13)%	3,958
Desktop e-files	155	(17)%	187	152	(17)%	184
Sub-total e-files	3,638	(14)%	4,221	3,584	(13)%	4,142
Free File Alliance e-files (1)	193	13%	171	188	15%	164
Total e-files	3,831	(13)%	4,392	3,772	(12)%	4,306

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

(In thousands, except percentages and as	Three months ended June 30,			Tax seasons ended
otherwise indicated)	2018	Percentage Change	2017	April 19, 2018	Percentage Change	April 18, 2017
E-files	1,833	3%	1,786	1,763	3%	1,717
Units sold (in ones)	20,637	—%	20,694	20,588	(2)%	20,964
E-files per unit sold (in ones)	88.8	3%	86.3	85.6	5%	81.9

Three months ended June 30, 2018 compared with three months ended June 30, 2017
Tax Preparation revenue increased approximately $12.0 million, primarily due to growth in revenue earned from online consumer users and increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases. The decrease in e-files, and increase in average revenue per user, is consistent with our expectations as we are continuing our multi-year pivot toward more profitable customers. Revenue derived from professional tax preparers increased, despite a decrease in the number of professional preparer units sold, primarily due to growth in average revenue per user, primarily resulting from price increases. Revenue from ancillary services, primarily refund payment transfer, also grew primarily resulting from price increases.
Tax Preparation operating income increased approximately $7.6 million, due to a $12.0 million increase in revenue, offset by a $4.4 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to to higher spend on marketing, particularly offline media and digital marketing efforts, an increase in engineering development projects, and an increase in consulting expenses primarily related to strategic initiatives.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Tax Preparation revenue increased approximately $26.1 million, primarily due to growth in revenue earned from online consumer users and increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases. The decrease in e-files was consistent with our expectations as we are continuing our multi-year pivot toward more profitable customers. Revenue derived from professional tax preparers increased, despite a decrease in the number of professional preparer units sold, primarily due to growth in average revenue per user, primarily resulting from price increases. Revenue from ancillary services, primarily refund payment transfer, also grew primarily resulting from price increases.
Tax Preparation operating income increased approximately $13.3 million, due to a $26.1 million increase in revenue, offset by a $12.9 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to to higher spend on marketing, particularly offline media and digital marketing efforts, an increase in engineering development projects, and an increase in consulting expenses primarily related to strategic initiatives.
Corporate-Level Activity

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Operating expenses	$4,238	$6,463	$(2,225)	$9,779	$13,236	$(3,457)
Stock-based compensation	4,033	2,737	1,296	6,991	5,302	1,689
Depreciation	1,124	1,059	65	3,126	2,193	933
Amortization of acquired intangible assets	8,855	8,336	519	17,212	16,672	540
Restructuring	2	331	(329)	291	2,620	(2,329)
Total corporate-level activity	$18,252	$18,926	$(674)	$37,399	$40,023	$(2,624)

Certain corporate-level activity, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, and restructuring is not allocated to our segments.
Three months ended June 30, 2018 compared with three months ended June 30, 2017
Operating expenses included in corporate-level activity decreased primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs.
Stock-based compensation increased primarily due to activity within our Wealth Management business related to stock options granted to certain HD Vest financial advisors in June 2017, offset by lower expenses related to the impact of equity award modifications associated with certain individuals impacted by the relocation of our corporate headquarters in 2017.
Depreciation was comparable to the prior period.
Amortization increased primarily due to the abandonment of certain software applications in the second quarter of 2018.
Restructuring relates to expenses incurred due to the relocation of our corporate headquarters during 2017 from Bellevue, Washington to Irving, Texas. Further detail is provided under the "Operating Expenses - Restructuring" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations below.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Operating expenses included in corporate-level activity decreased primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs.
Stock-based compensation increased primarily due to activity within our Wealth Management business related to stock options granted to certain HD Vest financial advisors and a decrease in forfeitures from the prior period, offset by lower expenses related to the impact of equity award modifications associated with certain individuals impacted by the relocation of our corporate headquarters in 2017.
Depreciation increased primarily due to the abandonment of certain internally-developed software fixed assets in the first quarter of 2018.
Amortization increased primarily due to the abandonment of certain software applications in the second quarter of 2018.
Restructuring relates to expenses incurred due to the relocation of our corporate headquarters during 2017 from Bellevue, Washington to Irving, Texas. Further detail is provided under the "Operating Expenses - Restructuring" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations below.

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Wealth management services cost of revenue	$62,452	$56,963	$5,489	$125,519	$112,837	$12,682
Tax preparation services cost of revenue	2,459	2,411	48	6,812	6,229	583
Amortization of acquired technology	49	47	2	99	95	4
Total cost of revenue	$64,960	$59,421	$5,539	$132,430	$119,161	$13,269
Percentage of revenue	41%	43%		36%	37%

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
Three months ended June 30, 2018 compared with three months ended June 30, 2017
Wealth Management services cost of revenue increased, primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.
Tax Preparation services cost of revenue was comparable to the prior period.
Amortization of acquired technology was comparable to the prior period.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Wealth Management services cost of revenue increased, primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.
Tax preparation services cost of revenue increased, primarily due to an increase in cloud migration expenses.
Amortization of acquired technology was comparable to the prior period.
Engineering and Technology

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Engineering and technology	$4,848	$4,242	$606	$9,979	$8,990	$989
Percentage of revenue	3%	3%		3%	3%

Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended June 30, 2018 compared with three months ended June 30, 2017
Engineering and technology expenses increased, primarily due to an increase in Tax Preparation engineering development projects and an increase in costs incurred in connection with the new clearing firm transition, which is expected to occur in the third quarter of 2018, offset by lower Wealth Management personnel expenses due to lower headcount.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Engineering and technology expenses increased, primarily due to an increase in Tax Preparation engineering development projects and an increase in costs incurred in connection with the new clearing firm transition, which is expected to occur in the third quarter of 2018, offset by lower Wealth Management personnel expenses due to lower headcount.
Sales and Marketing

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Sales and marketing	$23,791	$22,296	$1,495	$79,044	$71,294	$7,750
Percentage of revenue	15%	16%		22%	22%

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
Three months ended June 30, 2018 compared with three months ended June 30, 2017
Sales and marketing expenses increased, primarily due to higher spend on marketing in our Tax Preparation business, consulting costs and costs incurred in connection with the new clearing firm transition, which is expected to occur in the third quarter of 2018, offset by the reclassification of certain regulatory fees following the adoption of ASC 606.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Sales and marketing expenses increased, primarily due to higher spend on marketing, particularly offline media and digital marketing efforts in our Tax Preparation business, consulting costs and costs incurred in connection with the new clearing firm transition, which is expected to occur in the third quarter of 2018, offset by the reclassification of certain regulatory fees following the adoption of ASC 606.
General and Administrative

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
General and administrative	$15,625	$13,715	$1,910	$30,491	$27,198	$3,293
Percentage of revenue	10%	10%		8%	8%

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
Three months ended June 30, 2018 compared with three months ended June 30, 2017

G&A expenses increased primarily due to an increase in consulting expenses primarily related to strategic initiatives, software expenses, primarily related to security enhancements and personnel costs, primarily related to increases in headcount.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
G&A expenses increased primarily due to an increase in consulting expenses primarily related to strategic initiatives, software expenses, primarily related to security enhancements and personnel costs, primarily related to increases in headcount.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Depreciation	$993	$873	$120	$2,908	$1,813	$1,095
Amortization of acquired intangible assets	8,806	8,289	517	17,113	16,577	536
Total	$9,799	$9,162	$637	$20,021	$18,390	$1,631
Percentage of revenue	6%	7%		6%	6%

Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer, advisor and sponsor relationships, which are amortized over their estimated lives.
Three months ended June 30, 2018 compared with three months ended June 30, 2017
Depreciation was comparable to the prior period.
Amortization increased primarily due to the abandonment of certain software applications in the second quarter of 2018.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Depreciation increased primarily due to the abandonment of certain internally-developed software fixed assets in the first quarter of 2018.
Amortization increased primarily due to the abandonment of certain software applications in the second quarter of 2018.
Restructuring

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Restructuring	$2	$331	$(329)	$291	$2,620	$(2,329)
Percentage of revenue	—%	—%		—%	1%

In connection with the Strategic Transformation, including the relocation of our headquarters, we have incurred restructuring costs of approximately $7.3 million, which includes all costs associated with our non-cancelable operating lease for our former corporate headquarters in Bellevue. While the relocation and the related costs were substantially completed by June 2017, we incurred some costs in 2018, primarily related to employees who will continue to provide service through that time period. We currently expect our future restructuring costs to be immaterial.
In the six months ended June 30, 2017, we had a $1.9 million fixed asset impairment related to our Bellevue facility's fixed assets, and $0.7 million of stock-based compensation that included the impact of equity award modifications associated with employment contracts for individuals impacted by our headquarters relocation.
See "Note 4: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

Other Loss, Net

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2018	2017	Change	2018	2017	Change
Interest income	$(58)	$(25)	$(33)	$(98)	$(45)	$(53)
Interest expense	3,847	5,529	(1,682)	8,028	11,965	(3,937)
Amortization of debt issuance costs	284	327	(43)	487	714	(227)
Accretion of debt discounts	40	755	(715)	87	1,840	(1,753)
Loss on debt extinguishment	758	17,801	(17,043)	1,534	19,581	(18,047)
Other	(2,112)	(187)	(1,925)	(2,051)	(147)	(1,904)
Other loss, net	$2,759	$24,200	$(21,441)	$7,987	$33,908	$(25,921)

Three months ended June 30, 2018 compared with three months ended June 30, 2017
In the second quarter of 2018 we had a loss on debt extinguishment related to the prepayment of a portion of the Blucora senior secured credit facilities (as defined herein), and decreases in interest expense, amortization of debt issuance costs and accretion of debt discounts, primarily related to lower balances in the Blucora senior secured credit facilities. The decrease in interest expense also relates to the repricing and lowering, in November 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities to 3.0% for Eurodollar Rate loans and 2.0% for ABR loans.
In the first and second quarters of 2017 we had a loss on debt extinguishment related to the prepayment of a portion of the credit facility previously entered into in 2015 for the purpose of financing the HD Vest acquisition (the "TaxAct - HD Vest 2015 credit facility"). In connection with the refinancing through the senior secured credit facility that was entered into in May 2017, we paid-off the remaining TaxAct - HD Vest 2015 credit facility and wrote-off the remaining unamortized debt discount and issuance costs.
In the second quarter of 2018 we had a $2.1 million gain on the sale of an investment.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
Interest expense, amortization of debt issuance costs, accretion of debt discounts, (gain) loss on debt extinguishment and other were affected by the same factors described above that impacted the quarterly period.
Income Taxes
We recorded income tax expense of $0.9 million and $2.9 million in the three and six months ended June 30, 2018, respectively. Income taxes differed from the 21% statutory rate in 2018 primarily due to the recognition of previously reserved net operating losses to offset current income tax expense, and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances to offset future federal income tax liabilities.
We recorded income tax expense of $2.3 million and $5.8 million in the three and six months ended June 30, 2017, respectively. Income taxes differed from the 35% statutory rate in 2017 primarily due to the recognition of previously reserved net operating losses to offset current income tax expense, and the effect of state income taxes.
Income tax expense for the three and six months ended June 30, 2018 was lower than the prior periods, primarily due to the impact of state income taxes.

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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income attributable to Blucora, Inc.	$34,935	$3,304	$80,273	$33,888
Stock-based compensation	4,033	2,737	6,991	5,302
Depreciation and amortization of acquired intangible assets	9,979	9,395	20,338	18,865
Restructuring	2	331	291	2,620
Other loss, net	2,759	24,200	7,987	33,908
Net income attributable to noncontrolling interests	222	176	427	302
Income tax expense	907	2,315	2,870	5,786
Adjusted EBITDA	$52,837	$42,458	$119,177	$100,671

Three months ended June 30, 2018 compared with three months ended June 30, 2017
The increase in Adjusted EBITDA was primarily due to an increase in segment operating income of $7.6 million related to our Tax Preparation segment, an increase in segment operating income of $0.5 million related to our Wealth Management segment, and a $2.2 million decrease in corporate operating expenses, primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
The increase in Adjusted EBITDA was primarily due to an increase in segment operating income of $13.3 million related to our Tax Preparation segment, an increase in segment operating income of $1.8 million related to our Wealth Management segment, and a $3.5 million decrease in corporate operating expenses, primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs.
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

We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income and non-GAAP net income per share should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income and net income per share. Other companies may calculate non-GAAP net income and non-GAAP net income per share differently, and, therefore, our non-GAAP net income and non-GAAP net income per share may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income to net income attributable to Blucora, Inc. and non-GAAP net income per share to net income per share, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2018	2017	2018	2017
Net income attributable to Blucora, Inc.	$34,935	$3,304	$80,273	$33,888
Stock-based compensation	4,033	2,737	6,991	5,302
Amortization of acquired intangible assets	8,855	8,336	17,212	16,672
Accretion of debt discount on the Notes	—	633	—	1,567
Write-off of debt discount and debt issuance costs on terminated Notes	—	6,715	—	6,715
Write-off of debt discount and debt issuance costs on terminated TaxAct - HD Vest 2015 credit facility	—	9,593	—	9,593
Restructuring	2	331	291	2,620
Impact of noncontrolling interests	222	176	427	302
Cash tax impact of adjustments to GAAP net income	(903)	(1,819)	(1,216)	(2,406)
Non-cash income tax expense	582	2,941	1,980	6,101
Non-GAAP net income	$47,726	$32,947	$105,958	$80,354
Per diluted share:
Net income attributable to Blucora, Inc.	$0.71	$0.07	$1.64	$0.73
Stock-based compensation	0.08	0.06	0.14	0.11
Amortization of acquired intangible assets	0.19	0.19	0.34	0.36
Accretion of debt discount on the Notes	—	0.01	—	0.03
Write-off of debt discount and debt issuance costs on terminated Notes	—	0.14	—	0.15
Write-off of debt discount and debt issuance costs on closed TaxAct - HD Vest 2015 credit facility	—	0.20	—	0.21
Restructuring	—	0.01	0.01	0.06
Impact of noncontrolling interests	—	—	0.01	0.01
Cash tax impact of adjustments to GAAP net income	(0.02)	(0.04)	(0.02)	(0.05)
Non-cash income tax expense	0.01	0.06	0.04	0.13
Non-GAAP net income per share	$0.97	$0.70	$2.16	$1.74
Weighted average shares outstanding used in computing per diluted share amounts	49,434	46,937	49,049	46,182

Three months ended June 30, 2018 compared with three months ended June 30, 2017
The increase in non-GAAP net income was primarily due to an increase in segment operating income of $7.6 million related to our Tax Preparation segment and an increase in segment operating income of $0.5 million related to our Wealth

Management segment, a $1.8 million decrease in interest expense, amortization of debt issuance costs and accretion of debt discounts, primarily relating to lower balances in the Blucora senior secured credit facilities and the repricing and lowering, in 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities to 3.0% for Eurodollar Rate loans and 2.0% for ABR loans. Further contributing to the increase in non-GAAP net income was a $0.7 million decrease in loss on debt extinguishment Blucora senior secured credit facilities, and a $2.2 million decrease in corporate operating expenses not allocated to the segments primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs.
Six months ended June 30, 2018 compared with six months ended June 30, 2017
The increase in non-GAAP net income was primarily due to an increase in segment operating income of $13.3 million related to our Tax Preparation segment and an increase in segment operating income of $1.8 million related to our Wealth Management segment, a $4.4 million decrease in interest expense, amortization of debt issuance costs and accretion of debt discounts, primarily relating to lower balances in the Blucora senior secured credit facilities and the repricing and lowering, in 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities to 3.0% for Eurodollar Rate loans and 2.0% for ABR loans. Further contributing to the increase in non-GAAP net income was a $1.7 million decrease in loss on debt extinguishment Blucora senior secured credit facilities, and a $3.5 million decrease in corporate operating expenses not allocated to the segments primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2018, we had cash and cash equivalents of approximately $89.8 million. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of June 30, 2018, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at June 30, 2018 had minimal default risk and short-term maturities.
Historically, we have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate and we may be required to draw on our $50.0 million revolving credit facility to meet our capital requirements. For further discussion of the risks to our business related to liquidity, see the Risk Factor "Existing cash and cash equivalents, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures" in Part II Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2017.
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
The Blucora senior secured credit facilities include financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of June 30, 2018. We initially borrowed $375.0 million under the term loan and have made prepayments of $110.0 million towards the term loan since entering into the agreement, of which $80.0 million was prepaid in the six months ended June 30, 2018, such that $265.0 million was outstanding under the term loan at June 30, 2018. We have not borrowed any amounts under the revolving credit loan and do not have any other debt outstanding. Beginning with the fiscal year ending December 31, 2018, we may be required to make annual prepayments of the term loan in an amount equal to a percentage of our excess cash flow during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year. Currently, we do not expect an excess cash flow payment will be required in the fiscal year ending 2018. For further detail, see "Note 6: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Related to the TaxAct - HD Vest 2015 credit facility, we had repayment activity of $64.0 million during the six months ended June 30, 2017 prior to the refinancing.

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
In connection with our 2015 acquisition of HD Vest, management of that business at that time has retained an ownership interest. We are party to put and call arrangements, exercisable beginning in 2019, with respect to those interests. These put and call arrangements allow HD Vest management to require us to purchase their interests or allow us to acquire such interests, respectively. The redemption amount at June 30, 2018 and December 31, 2017 was $14.1 million and $12.4 million, respectively, and future redemption amounts could increase, due to several economic factors.

In the third quarter of 2018 we expect to commence our new clearing services relationship with Fidelity Clearing & Custody Solutions, pursuant to the agreement we executed during the third quarter of 2017. We expect the new clearing relationship to provide tangible benefits to our advisors and customers in the form of improved technology, product offerings and service. We currently expect that this relationship could generate in excess of $120.0 million of incremental Wealth Management segment income over the ten years following conversion, with approximately $1.0 million of incremental segment income in 2018, between $10.0 and $12.0 million of incremental segment income in 2019, and between $12.0 and $14.0 million of incremental segment income in 2020. For risks related to the new clearing services relationship, see the sections under the heading "Risks Associated With our Businesses" in Part I Item 1 of our Annual Report on Form 10-K for the year ended December 31, 2017.

Contractual Obligations and Commitments

The material changes in our contractual obligations and commitments during the period covered by this Quarterly Report on Form 10-Q, outside of the ordinary course of our business, include debt activity (as discussed further in "Note 6: Debt"), payment of a portion of the SimpleTax acquisition-related contingent consideration liability (as discussed further in "Note 5: Fair Value Measurements"), and estimated sublease income of $2.9 million, primarily related to the sublease of the Bellevue facility. Additional information on the Company’s Commitments and Contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Six months ended June 30,
	2018	2017
Net cash provided by operating activities	$106,557	$81,136
Net cash provided (used) by investing activities	(2,602)	5,181
Net cash used by financing activities	(74,454)	(62,170)
Net cash provided by continuing operations	29,501	24,147
Net cash provided by discontinued operations	—	1,028
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(30)	43
Net increase in cash, cash equivalents, and restricted cash	$29,471	$25,218

Net cash from operating activities: Net cash from operating activities consists of income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $106.6 million and $81.1 million for the six months ended June 30, 2018 and 2017, respectively. The activity in the six months ended June 30, 2018 included a $(2.8) million working capital contribution and approximately $109.4 million of income (offset by non-cash adjustments). The working capital contribution was primarily driven by accrued expenses and the impact of TaxAct's seasonality.
The activity in the six months ended June 30, 2017 included a $(0.1) million working capital contribution and approximately $81.2 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution primarily related to the impact of TaxAct's seasonality and restructuring activities.
Net cash from investing activities: Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases of and proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities can fluctuate from period-to-period primarily based upon the level of acquisition activity.
Net cash used by investing activities was $2.6 million for the six months ended June 30, 2018 and net cash from investing activities was $5.2 million for the six months ended June 30, 2017. The activity in the six months ended June 30, 2018 consisted of approximately $2.6 million in purchases of property and equipment. The activity in the six months ended June 30, 2017 consisted of net cash inflows on our available-for-sale investments of $7.1 million, following the sale of available-for-sale investments, offset by approximately $1.9 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $74.5 million and $62.2 million for the six months ended June 30, 2018 and 2017, respectively. The activity for the six months ended June 30, 2018 primarily consisted of prepayments of $80.0 million towards the term loan under the Blucora senior secured credit facilities, $4.2 million in tax payments from shares withheld for equity awards, and $1.3 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $11.1 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
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
Critical Accounting Policies and Estimates
Our critical accounting policies, estimates, and methodologies are described in Part II Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017.
On January 1, 2018, we adopted ASC 606, which is discussed in "Note 2: Summary of Significant Accounting Policies" of the notes to Unaudited Condensed Consolidated Financial Statements in Part I Item I of this report.
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" and "Note 3: Segment Information and Revenues" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the six months ended June 30, 2018. We borrowed $375.0 million under the term loan when we entered into the Blucora senior secured credit facilities, and as of June 30, 2018, we had $265.0 million outstanding. The interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.75%. A hypothetical 100 basis point increase in LIBOR would result in a $2.7 million increase, based upon our June 30, 2018 principal amount, in our annual interest expense until the scheduled maturity date in 2024. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934), the effectiveness of our disclosure controls and procedures as of June 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of June 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
Other than the legal proceedings discussed in "Note 8: Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject.
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

Our Wealth Management business is heavily regulated by multiple agencies, including the Securities and Exchange Commission ("SEC"), the Financial Industry Regulatory Authority ("FINRA"), state securities and insurance regulators, and other regulatory authorities. Failure to comply with these regulators’ laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect.
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

On April 18, 2018, the SEC issued draft rulemaking addressing standards of conduct for broker-dealers and disclosure requirements for broker-dealers and investment advisers. As presently drafted, the SEC’s proposed rules would impose a “best interest” standard on broker-dealers and their registered representatives, as well as a new disclosure form (Form CRS) that both broker-dealers and investment advisers would have to give clients before providing them investment advice. The SEC’s proposed rules, if adopted in their current form, would heighten the standard of care for broker-dealers when making investment recommendations and would impose disclosure and policy and procedural obligations that could impact the compensation HD Vest and its representatives receive for selling certain types of products, particularly those (such as mutual funds) that offer different compensation across different share classes. The SEC’s proposed rules would also limit our ability to use the terms

“advisor” or “adviser” when referring publicly to our registered representatives who are not also advisory licensed. Based on comments by SEC Commissioners when the proposed rules were first presented, however, we believe that the SEC’s proposed rules will substantially change during the public comment process. In addition, the SEC’s final rules may not be issued for many months and, even then, could be the subject of litigation. Accordingly, we cannot predict if and when the SEC will complete any final rulemaking or what the contours of the final rules will be. However, the SEC’s final rules could result in additional compliance costs, lesser compensation, and management distraction, all of which could have a Material Adverse Effect. Prior to the SEC’s proposed rules, the Department of Labor ("DOL") enacted the Fiduciary Rule in 2016 to redefine who may be considered a fiduciary under ERISA. In March 2018, a federal court of appeals struck down the Fiduciary Rule in its entirety, concluding that DOL lacked authority to enact such rulemaking. That decision is now final and unappealable, and DOL has provided no indication that it intends to pursue similar rulemaking in the future.

Legislatures and securities regulators in certain states in which we do business have enacted (or have considered enacting) their own standard of conduct rules for broker-dealers, insurance agents and investment advisers. To date, the States of Nevada, Connecticut, New Jersey and New York have passed legislation or proposed regulations of this sort. The requirements and scope of these state rules are not uniform. Accordingly, we may have to adopt different policies and procedures in different states, which could create added compliance, supervision and sales costs for our Wealth Management business. Should more states enact similar legislation or regulation, it could result in material additional compliance costs and could have a Material Adverse Effect.

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

In addition, the SEC and FINRA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, our Wealth Management business is subject to Rule 15c3-1 (the "Net Capital Rule") under the Securities Exchange Act of 1934, as amended, and related requirements of self-regulatory organizations, which specify minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. As a result of the Net Capital Rule, our ability to withdraw capital from our subsidiaries that comprise our Wealth Management business could be restricted, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock, or pay dividends, which could have a Material Adverse Effect. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
3.1	Certificate of Amendment No. 2 to the Restated Certificate of Incorporation of Blucora, Inc.	8-K	June 8, 2018	3.1
10.1	Amendment No. 2 to Blucora, Inc. 2016 Equity Inducement Plan	8-K	May 25, 2018	10.1
10.2	Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 19, 2018	App-endix A
10.3	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under the Blucora, Inc. 2018 Long-Term Incentive Plan				X
10.4	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to Directors under the Blucora, Inc. 2018 Long-Term Incentive Plan				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
99.1	Amendment No. 1 to the Blucora, Inc. Employee Stock Purchase Plan				X
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended June 30, 2018, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements				X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Davinder Athwal
Davinder Athwal Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	August 1, 2018