Form 10-Q
period 2018-09-30
BLUCORA, INC.
filed 2018-10-31
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 24, 2018
Common Stock, Par Value $0.0001	47,970,272

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

•	our ability to effectively compete within our industry;

•	our ability to attract and retain customers and productive financial advisors, as well as our ability to provide strong service to both;

•	our future capital requirements and the availability of financing, if necessary;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	our ability to generate strong investment performance for our customers and the impact of the financial markets on our customers’ portfolios and investment behavior;

•	political and economic conditions and changes and events that directly or indirectly impact the wealth management and tax preparation industries;

•	our ability to respond to rapid technological changes, including our ability to successfully release new products and services or improve upon existing products and services;

•	our expectations concerning the revenues we generate from fees associated with the financial products that we distribute;

•	our ability to comply with regulations applicable to the wealth management and tax preparation industries, including increased costs associated with new or changing regulations;

•	our ability to achieve the expected benefits from our new clearing platform and investment advisory platform;

•	risks associated with the use and implementation of information technology and the effect of security breaches, computer viruses and computer hacking attacks;

•	our ability to comply with laws and regulations regarding privacy and protection of user data;

•	our ability to maintain our relationships with third party partners, providers, suppliers, vendors, distributors, contractors, financial institutions and licensing partners;

•	our beliefs and expectations regarding the seasonality of our business;

•	risks associated with litigation;

•	our ability to attract and retain qualified employees;

•	our assessments and estimates that determine our effective tax rate;

•	the impact of new or changing tax legislation on our business and our ability to attract and retain customers;

•	our ability to develop, establish and maintain strong brands;

•	our ability to protect our intellectual property and the impact of any claim that we have infringed on the intellectual property rights of others; and

•	our ability to effectively integrate companies or assets that we acquire.
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$88,274	$59,965
Cash segregated under federal or other regulations	317	1,371
Accounts receivable, net of allowance	6,056	10,694
Commissions receivable	16,762	16,822
Other receivables	626	3,180
Prepaid expenses and other current assets, net	5,571	7,365
Total current assets	117,606	99,397
Long-term assets:
Property and equipment, net	11,111	9,831
Goodwill, net	548,915	549,037
Other intangible assets, net	302,715	328,205
Other long-term assets	15,363	15,201
Total long-term assets	878,104	902,274
Total assets	$995,710	$1,001,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,158	$4,413
Commissions and advisory fees payable	15,186	17,813
Accrued expenses and other current liabilities	16,473	19,577
Deferred revenue	5,997	9,953
Total current liabilities	39,814	51,756
Long-term liabilities:
Long-term debt, net	260,208	338,081
Deferred tax liability, net	42,356	43,433
Deferred revenue	500	804
Other long-term liabilities	6,923	8,177
Total long-term liabilities	309,987	390,495
Total liabilities	349,801	442,251

Redeemable noncontrolling interests	22,224	18,033

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
47,816 and 46,366, respectively	5	5
Additional paid-in capital	1,569,539	1,555,560
Accumulated deficit	(945,708)	(1,014,174)
Accumulated other comprehensive loss	(151)	(4)
Total stockholders’ equity	623,685	541,387
Total liabilities and stockholders’ equity	$995,710	$1,001,671
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Revenue:
Wealth management services revenue	$91,887	$86,809	$275,984	$254,772
Tax preparation services revenue	3,498	3,362	183,214	156,936
Total revenue	95,385	90,171	459,198	411,708
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	62,313	59,607	187,526	172,444
Tax preparation services cost of revenue	1,370	1,314	8,182	7,543
Amortization of acquired technology	—	50	99	145
Total cost of revenue	63,683	60,971	195,807	180,132
Engineering and technology	4,246	5,051	14,225	14,041
Sales and marketing	15,675	13,680	94,719	84,974
General and administrative	13,404	12,207	43,895	39,405
Depreciation	798	867	3,706	2,680
Amortization of other acquired intangible assets	8,271	8,615	25,384	25,192
Restructuring	—	106	291	2,726
Total operating expenses	106,077	101,497	378,027	349,150
Operating income (loss)	(10,692)	(11,326)	81,171	62,558
Other loss, net	(3,863)	(5,241)	(11,850)	(39,149)
Income (loss) before income taxes	(14,555)	(16,567)	69,321	23,409
Income tax benefit (expense)	818	(166)	(2,052)	(5,952)
Net income (loss)	(13,737)	(16,733)	67,269	17,457
Net income attributable to noncontrolling interests	(227)	(164)	(654)	(466)
Net income (loss) attributable to Blucora, Inc.	$(13,964)	$(16,897)	$66,615	$16,991
Net income (loss) per share attributable to Blucora, Inc.*:
Basic	$(0.37)	$(0.37)	$1.34	$0.39
Diluted	$(0.37)	$(0.37)	$1.28	$0.36
Weighted average shares outstanding:
Basic	47,712	45,459	47,191	43,749
Diluted	47,712	45,459	49,292	46,813
Other comprehensive income (loss):
Net income (loss)	$(13,737)	$(16,733)	$67,269	$17,457
Unrealized gain on available-for-sale investments, net of tax	—	—	—	1
Foreign currency translation adjustment	102	223	(147)	413
Other comprehensive income (loss)	102	223	(147)	414
Comprehensive income (loss)	(13,635)	(16,510)	67,122	17,871
Comprehensive income attributable to noncontrolling interests	(227)	(164)	(654)	(466)
Comprehensive income (loss) attributable to Blucora, Inc.	$(13,862)	$(16,674)	$66,468	$17,405
* The 2018 net income (loss) per share amounts include the noncontrolling interest redemption impact discussed further in "Note 7: Redeemable Noncontrolling Interests" and in "Note 11: Net Income (Loss) Per Share."

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2018	2017
Operating Activities:
Net income	$67,269	$17,457
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	9,559	8,434
Depreciation and amortization of acquired intangible assets	29,539	28,553
Restructuring (non-cash)	—	1,499
Deferred income taxes	(1,073)	(473)
Amortization of premium on investments, net, and debt issuance costs	659	901
Accretion of debt discounts	125	1,893
Loss on debt extinguishment	1,534	19,764
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	4,636	3,259
Commissions receivable	60	(288)
Other receivables	3,149	2,384
Prepaid expenses and other current assets	1,369	1,720
Other long-term assets	(902)	432
Accounts payable	(2,255)	(1,375)
Commissions and advisory fees payable	(2,627)	(23)
Deferred revenue	(2,411)	(5,856)
Accrued expenses and other current and long-term liabilities	(3,048)	949
Net cash provided by operating activities	105,583	79,230
Investing Activities:
Purchases of property and equipment	(5,340)	(3,809)
Proceeds from sales of investments	—	249
Proceeds from maturities of investments	—	7,252
Purchases of investments	—	(409)
Net cash provided (used) by investing activities	(5,340)	3,283
Financing Activities:
Proceeds from credit facilities	—	367,212
Payments on convertible notes	—	(172,827)
Payments on credit facilities	(80,000)	(285,000)
Proceeds from stock option exercises	11,738	38,228
Proceeds from issuance of stock through employee stock purchase plan	1,608	1,428
Tax payments from shares withheld for equity awards	(5,983)	(6,744)
Contingent consideration payments for business acquisition	(1,315)	(946)
Net cash used by financing activities	(73,952)	(58,649)
Net cash provided by continuing operations	26,291	23,864

Net cash provided by investing activities from discontinued operations	—	1,028
Net cash provided by discontinued operations	—	1,028

Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	86
Net increase in cash, cash equivalents, and restricted cash	26,280	24,978
Cash, cash equivalents, and restricted cash, beginning of period	62,311	54,868
Cash, cash equivalents, and restricted cash, end of period	$88,591	$79,846
Non-cash investing and financing activities from continuing operations:

Cash paid for income taxes	$1,096	$1,013
Cash paid for interest	$11,573	$14,205
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
Cash, cash equivalents, and restricted cash: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	September 30,		December 31,
	2018	2017	2017
Cash and cash equivalents	$88,274	$78,558	$59,965
Cash segregated under federal or other regulations	317	313	1,371
Restricted cash included in "Prepaid expenses and other current assets, net"	—	425	425
Restricted cash included in "Other long-term assets"	—	550	550
Total cash, cash equivalents, and restricted cash	$88,591	$79,846	$62,311

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
Property and equipment, net: In the first quarter of 2018, the Company determined that certain of its internally-developed software fixed assets would not be used for as long as previously estimated and recognized $1.1 million of depreciation expense after shortening the estimated useful lives of those assets.
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
Share-Based Payments (ASU 2018-07) - In June 2018, the FASB issued an ASU that requires companies to account for share-based payments granted to non-employees similarly to share-based payments granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Early adoption of this ASU is permitted. In the third quarter of 2018, the Company decided to early adopt the requirements of the new standard effective January 1, 2018, utilizing the alternative adoption method.

The adoption of this ASU had a $0.3 million cumulative effect on the Company's unaudited 2018 quarterly results, with a corresponding adjustment to additional paid-in capital:

	First Quarter		Second Quarter
	Reported	Recast	Reported	Recast
Income statement data:
Wealth management services cost of revenue	$63,067	$63,064	$62,452	$62,149
Operating income (loss)	52,734	52,737	38,823	39,126
Net income (loss)	45,543	45,546	35,157	35,460
Net income (loss) attributable to Blucora, Inc.	45,338	45,341	34,935	35,238

Net income (loss) per share attributable to Blucora, Inc.
Basic	$0.97	$0.97	$0.74	$0.75

Weighted average shares outstanding
Basic	46,641	46,641	47,221	47,221

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
As a result of the adoption of ASC 606, the Company now recognizes certain licensing fees on a net basis, which reduced both transaction and fee revenues and operating expenses by $0.4 million and $1.3 million, respectively, for the three and nine months ended September 30, 2018, on the consolidated statements of comprehensive income. Had the Company not adopted ASC 606, total revenues for the three and nine months ended September 30, 2018 would have been $0.7 million and $2.6 million, respectively, higher than reported on the consolidated statements of comprehensive income.
Pursuant to the modified retrospective transition method, prior periods were not retrospectively adjusted, and the Company does not disclose the value of unsatisfied performance obligations for contracts with original expected durations of one year or less.
Leases (ASU 2016-02) - In February 2016, the FASB issued an ASU on lease accounting, whereby lease assets and liabilities, whether arising from leases that are considered operating or finance (capital) and have a term of twelve months or more, will be recognized on the balance sheet. Enhanced qualitative disclosures also will be required. This guidance is effective on a modified retrospective basis--with various practical expedients related to leases that commenced before the effective date--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2018. Early adoption is permitted. Based upon the Company's current lease obligations, the Company expects that the adoption of this ASU will result in between $8.0 million and $12.0 million of additional right of use assets and lease liabilities recognized on the consolidated balance sheets upon adoption on January 1, 2019.
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
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue:
Wealth Management	$91,887	$86,809	$275,984	$254,772
Tax Preparation	3,498	3,362	183,214	156,936
Total revenue	95,385	90,171	459,198	411,708
Operating income (loss):
Wealth Management	12,891	12,425	38,920	36,684
Tax Preparation	(6,936)	(6,238)	95,991	83,410
Corporate-level activity	(16,647)	(17,513)	(53,740)	(57,536)
Total operating income	(10,692)	(11,326)	81,171	62,558
Other loss, net	(3,863)	(5,241)	(11,850)	(39,149)
Income tax benefit (expense)	818	(166)	(2,052)	(5,952)
Net income	$(13,737)	$(16,733)	$67,269	$17,457

Revenues by major category within each segment are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Wealth Management:
Commission	$41,015	$39,432	$124,269	$117,181
Advisory	41,443	37,588	120,802	107,078
Asset-based	6,979	6,526	21,457	19,276
Transaction and fee	2,450	3,263	9,456	11,237
Total Wealth Management revenue	$91,887	$86,809	$275,984	$254,772
Tax Preparation:
Consumer	$3,246	$3,149	$168,295	$143,239
Professional	252	213	14,919	13,697
Total Tax Preparation revenue	$3,498	$3,362	$183,214	$156,936

See "Note 2: Summary of Significant Accounting Policies" for a discussion of the new revenue recognition standard, ASC 606, adopted by the Company on January 1, 2018.
Wealth Management revenue recognition: Wealth Management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. The Company's Wealth Management revenues are earned from customers primarily located in the United States.
Wealth management revenue details are as follows:
Commission revenue - Commission revenue represents amounts generated by the Company's clients' purchases and sales of securities and various investment products. The Company serves as the registered broker/dealer or insurance agent for those trades. The Company generates two types of commission revenues: transaction-based sales commissions that occur on the trade date, which is when the Company's performance obligations have been substantially completed, and trailing commissions, which are paid to the Company (typically in arrears on a quarterly basis) based on the clients' account balance, rather than a per-transaction fee.
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
Details of Wealth Management revenues are:

Wealth Management Segment Revenues
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Commission revenue	$16,929	$24,086	$41,015	$51,193	$73,076	$124,269
Advisory revenue	—	41,443	41,443	—	120,802	120,802
Asset-based revenue	—	6,979	6,979	—	21,457	21,457
Transaction and fee revenue	576	1,874	2,450	2,573	6,883	9,456
Total	$17,505	$74,382	$91,887	$53,766	$222,218	$275,984

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
Details of Tax Preparation revenues are:

Tax Preparation Segment Revenues
	Three Months Ended September 30, 2018			Nine Months Ended September 30, 2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$3,246	$—	$3,246	$168,295	$—	$168,295
Professional	182	70	252	12,497	2,422	14,919
Total	$3,428	$70	$3,498	$180,792	$2,422	$183,214

Note 4: Restructuring
The following table summarizes the activity in the restructuring liability (in thousands), resulting from the relocation of the Company's corporate headquarters to Irving, Texas:

	Employee-Related Termination Costs	Contract Termination Costs	Total
Balance as of December 31, 2017	$1,202	$681	1,883
Restructuring charges	291	—	291
Payments	(1,202)	(212)	(1,414)
Balance as of September 30, 2018	$291	$469	$760

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
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2018	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$23,055	$—	$23,055	$—
Total assets at fair value	$23,055	$—	$23,055	$—
Acquisition-related contingent consideration liability	$1,346	$—	$—	$1,346
Total liabilities at fair value	$1,346	$—	$—	$1,346

		Fair value measurements at the reporting date using
	December 31, 2017	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$10,857	$—	$10,857	$—
Total assets at fair value	$10,857	$—	$10,857	$—
Acquisition-related contingent consideration liability	$2,689	$—	$—	$2,689
Total liabilities at fair value	$2,689	$—	$—	$2,689

A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance as of December 31, 2017	$2,689
Payment	(1,315)
Foreign currency transaction gain	(28)
Balance as of September 30, 2018	$1,346

The contingent consideration liability is related to the Company's 2015 acquisition of SimpleTax, and the related payments that began in 2017 and are expected to continue annually through 2019. As of September 30, 2018, the Company could be required to pay up to an additional undiscounted aggregate amount of $1.3 million. This liability is included within Level 3 of the fair value hierarchy because the Company values it utilizing inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating SimpleTax revenues, the probability of payment (100%), and the discount rate (9%). A decrease in estimated SimpleTax revenues or an increase in the discount rate would decrease the fair value of the contingent consideration liability. As of September 30, 2018, the contingent consideration liability was included in "Accrued expenses and other current liabilities" on the consolidated balance sheets.

Note 6: Debt
The Company’s debt consisted of the following as of the periods indicated in the table below (in thousands):

	September 30, 2018				December 31, 2017
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$265,000	$(1,008)	$(3,784)	$260,208	$345,000	$(1,455)	$(5,464)	$338,081

Senior secured credit facility: In May 2017, the Company entered into a credit agreement with a syndicate of lenders in order to provide a term loan and revolving line of credit for working capital, capital expenditures and general business purposes (the "Blucora senior secured credit facilities"). The Blucora senior secured credit facilities provide for up to $425.0 million of borrowings, consisting of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility) and a $375.0 million term loan facility that mature in May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by the assets of the Company and its subsidiaries. The Blucora senior secured credit facilities include financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit facility agreement. As of September 30, 2018, the Company was in compliance with all of the financial and operating covenants under the credit facility agreement.
Principal payments on the term loan are payable quarterly in an amount equal to 0.25% of the initial outstanding principal. In November 2017, the credit facility agreement was amended in order to refinance and reprice the initial term loan, such that the applicable interest rate margin is 3.00% for Eurodollar Rate loans and 2.00% for ABR loans. During the nine months ended September 30, 2018, the Company made prepayments of $80.0 million towards the term loan.
Depending on the Company’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.00% for Eurodollar Rate loans and 1.75% to 2.00% for ABR loans. Interest is payable at the end of each interest period. As of September 30, 2018 the Company had not borrowed any amounts under the revolving credit facility.
The Company also has the right to prepay the term loan or outstanding amounts under the revolving credit facility without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments on the term loan are subject to certain prepayment minimums. Beginning with the fiscal year ending December 31, 2018, the Company may be required to make annual prepayments on the term loan in an amount equal to a percentage of excess cash flow of the Company during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year.
As of September 30, 2018, the term loan facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
Note 7: Redeemable Noncontrolling Interests
In connection with the 2015 acquisition of HD Vest, the former management of HD Vest retained an ownership interest in that business. The Company is party to put and call arrangements, exercisable beginning in the first quarter of 2019, with respect to these interests. These put and call arrangements allow certain members of HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests, respectively. These arrangements can be settled for cash within ninety days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2018. The redemption value of the arrangements is based upon several factors, including, among others, the Company's implied enterprise value, implied equity value and certain financial performance measures of the Company. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement.
To the extent that the redemption value of these interests exceeds the value determined by adjusting the carrying value for the subsidiary's attribution of net income (loss), the value of such interests is adjusted to the redemption value with a corresponding adjustment to additional paid-in capital; this occurred in the third quarter of 2018 and the Company recorded an adjustment of approximately $3.5 million.

A reconciliation of equity attributable to noncontrolling interests and Blucora, Inc. is as follows (in thousands):

	Redeemable Noncontrolling Interests	Blucora, Inc.
Balance as of December 31, 2017	$18,033	$541,387
Common stock issued for stock options and restricted stock units	—	12,332
Common stock issued for employee stock purchase plan	—	1,608
Other comprehensive income (loss)	—	(147)
Stock-based compensation	—	9,559
Tax payments from shares withheld for equity awards	—	(5,983)
Impact of adoption of new accounting guidance related to revenue recognition	—	1,851
Net income	654	66,615
Adjustment of redeemable noncontrolling interests to redemption value	3,537	(3,537)
Balance as of September 30, 2018	$22,224	$623,685

The redemption amount of noncontrolling interests at September 30, 2018 was $22.2 million.

Note 8: Commitments and Contingencies

Significant events since the year ended December 31, 2017, outside of the ordinary course of the Company’s business, include debt activity (as discussed further in "Note 6: Debt"), payment of a portion of the SimpleTax acquisition-related contingent consideration liability (as discussed further in "Note 5: Fair Value Measurements"), and estimated sublease income of $2.6 million primarily related to the sublease agreement for the Company's former headquarters in Bellevue, Washington. Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
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
On November 21, 2017, Tilden filed a shareholder derivative action in the Delaware Court of Chancery asserting the same claims against the same defendants and seeking the same relief as the San Francisco Superior Court lawsuit. On January 31, 2018, the Company filed a motion to dismiss the Delaware complaint, and a hearing on the motion was held on July 11, 2018. The motion to dismiss was granted on October 26, 2018, and the case has been dismissed with prejudice and without leave to amend.

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
Note 9: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units ("RSUs"), and the Company’s employee stock purchase plan ("ESPP"), in the consolidated statements of comprehensive income (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Cost of revenue	$413	$412	$940	$546
Engineering and technology	178	225	590	734
Sales and marketing	617	529	1,835	1,801
General and administrative	1,666	1,966	6,194	5,353
Restructuring	—	97	—	1,078
Total	$2,874	$3,229	$9,559	$9,512

In the third quarter of 2018, the Company granted 86,000 restricted stock units to certain HD Vest financial advisors. In the second quarter of 2017, the Company granted 350,000 non-qualified stock options to certain HD Vest financial advisors. These advisors are considered non-employees. The restricted stock units and stock options fully vest three years from the date of grant. Following the Company's early adoption of ASU 2018-07, effective January 1, 2018, these grants are accounted for similarly to share-based payments granted to employees. For the three and nine months ended September 30, 2018, stock-based compensation expense for these non-employees was $0.4 million and $0.9 million, respectively, and was recorded in "Wealth management services cost of revenue" on the consolidated statements of comprehensive income.
Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Stock options exercised	188	1,243	1,060	3,651
RSUs vested	90	91	310	442
Shares purchased pursuant to ESPP	45	62	80	138
Total	323	1,396	1,450	4,231

Note 10: Income Taxes
The Company recorded income tax (benefit) expense of $(0.8) million and $2.1 million in the three and nine months ended September 30, 2018, respectively. The Company's effective income tax rate differed from the 21% statutory rate in 2018 primarily due to the recognition of previously reserved net operating losses to offset current income tax expense, and the effect of state income taxes.
The Company recorded income tax expense of $0.2 million and $6.0 million in the three and nine months ended September 30, 2017, respectively. Income taxes differed from the 35% statutory rate in 2017 primarily due to the recognition of previously reserved net operating losses to offset current income tax expense, and the effect of state income taxes.
The Tax Cuts and Jobs Act (the “Tax Legislation”) was enacted on December 22, 2017, reducing the U.S. corporate federal income tax rate to 21% from 35%. The Company applied the guidance in Staff Accounting Bulletin 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act, when accounting for the enactment date effects of the Tax Legislation. In 2017, the Company provisionally remeasured certain deferred tax assets and liabilities based on the rates at which they are expected to reverse in the future, which is generally 21%.

Subsequent to the date of this Quarterly Report on Form 10-Q, the Company finalized its analysis of the Tax Legislation when it filed the Company’s 2017 federal income tax return with the Internal Revenue Service. This final analysis did not result in the recognition of any significant measurement period adjustments or give rise to new deferred tax amounts.
Note 11: Net Income (Loss) Per Share
"Basic net income (loss) per share" is computed using the weighted average number of common shares outstanding during the period. "Diluted net income (loss) per share" is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of unvested RSUs. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive. The redemption value adjustment of the Company's redeemable noncontrolling interest is deducted from income (loss) (as discussed further in "Note 7: Redeemable Noncontrolling Interests").
The computation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Numerator:
Income (loss)	$(13,737)	$(16,733)	$67,269	$17,457
Net income attributable to noncontrolling interests	(227)	(164)	(654)	(466)
Adjustment of redeemable noncontrolling interest*	(3,537)	—	(3,537)	—
Net income (loss) attributable to Blucora, Inc. shareholders after adjustment of redeemable noncontrolling interest	(17,501)	(16,897)	63,078	16,991
Denominator:
Weighted average common shares outstanding, basic	47,712	45,459	47,191	43,749
Dilutive potential common shares	—	—	2,101	3,064
Weighted average common shares outstanding, diluted	47,712	45,459	49,292	46,813
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$(0.37)	$(0.37)	$1.34	$0.39
Diluted	$(0.37)	$(0.37)	$1.28	$0.36
Shares excluded	3,675	5,798	441	1,160
* See "Note 7: Redeemable Noncontrolling Interests" for further discussion.

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
The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries (collectively referred to as "HD Vest" or the "Wealth Management Business"). HD Vest provides wealth management solutions for financial advisors and their clients. Specifically, HD Vest provides an integrated platform of brokerage, investment advisory and insurance services to assist in making each financial advisor a financial service center for his/her clients. HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. HD Vest primarily recruits independent tax professionals with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest generates revenue primarily through commissions, quarterly investment advisory fees based on total client assets and other fees.
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
Recent Developments
In the third quarter of 2018, we commenced our new clearing services relationship with Fidelity Clearing & Custody Solutions pursuant to the agreement we executed during the third quarter of 2017. We expect the new clearing relationship to provide tangible benefits to our advisors and customers in the form of improved technology, product offerings and service. We currently expect that this relationship could generate in excess of $120.0 million of incremental Wealth Management segment income over the 10 years following conversion. In the fourth quarter of 2018, we expect to receive approximately $10.0 million of operating cash flows from incentives from this relationship, which will benefit Wealth Management segment income over the succeeding 10 years.
Strategic Transformation
On October 14, 2015, we announced our plans to acquire HD Vest and focus on the technology-enabled financial solutions market (the "Strategic Transformation"). The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content business that was operated through our former InfoSpace LLC subsidiary ("InfoSpace") and our E-Commerce business that consisted of the operations of Monoprice, Inc. ("Monoprice") in 2016. As part of the Strategic Transformation and "One Company" operating model, we relocated our corporate headquarters from Bellevue, Washington to Irving, Texas during 2017. The Strategic Transformation is intended to drive efficiencies and improve operational effectiveness.
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

Seasonality
Our Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue. We anticipate that the seasonal nature of the Tax Preparation business will continue in the foreseeable future.
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue	$95,385	$90,171	6%	$459,198	$411,708	12%
Operating income (loss)	$(10,692)	$(11,326)	(6)%	$81,171	$62,558	30%
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Revenue increased approximately $5.2 million due to increases of $5.1 million and $0.1 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating loss decreased approximately $0.6 million, consisting of the $5.2 million increase in revenue that was offset by a $4.6 million increase in operating expenses. Key changes in operating expenses were:

•
$4.6 million increase in the Wealth Management segment’s operating expenses, primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and consulting costs and costs incurred in connection with our transition to a new clearing firm, which was completed in the third quarter of 2018.

•	$0.8 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spend on consulting expenses and personnel-related expenses due to higher headcount.

•	$0.9 million decrease in corporate-level expense activity, primarily related to lower amortization expense as certain assets became fully amortized.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Revenue increased approximately $47.5 million due to increases of $21.2 million and $26.3 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $18.6 million, consisting of the $47.5 million increase in revenue that was offset by a $28.9 million increase in operating expenses. Key changes in operating expenses were:

•
$19.0 million increase in the Wealth Management segment’s operating expenses, primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, consulting costs and costs incurred in connection with our transition to a new clearing firm, which was completed in the third quarter of 2018, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.

•
$13.7 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spend on marketing, particularly offline media and digital marketing efforts, an increase in engineering development projects, and an increase in consulting expenses primarily related to strategic initiatives.

•
$3.8 million decrease in corporate-level expense activity, primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs, offset by higher depreciation due to the abandonment of certain internally-developed software fixed assets.

SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States ("GAAP") and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 3: Segment Information and Revenues" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We have two reportable segments: Wealth Management and Tax Preparation. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. Rather, we analyze such general and administrative costs separately under the heading "Corporate-level activity."
Wealth Management

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue	$91,887	$86,809	6%	$275,984	$254,772	8%
Operating income	$12,891	$12,425	4%	$38,920	$36,684	6%
Segment margin	14%	14%		14%	14%
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
Sources of revenue

(In thousands, except percentages)			Three months ended September 30,			Nine months ended September 30,
	Sources of Revenue	Primary Drivers	2018	2017	Percentage Change	2018	2017	Percentage Change
Advisor-driven	Commission	- Transactions - Asset levels	$41,015	$39,432	4%	$124,269	$117,181	6%
	Advisory	- Advisory asset levels	41,443	37,588	10%	120,802	107,078	13%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	6,979	6,526	7%	21,457	19,276	11%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	2,450	3,263	(25)%	9,456	11,237	(16)%
	Total revenue		$91,887	$86,809	6%	$275,984	$254,772	8%
	Total recurring revenue		$74,228	$70,539	5%	$222,559	$203,417	9%
	Recurring revenue rate		80.8%	81.3%		80.6%	79.8%
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

Business metrics

(In thousands, except percentages and as otherwise indicated)	September 30,
	2018	2017	Percentage Change
Total Client Assets	$46,413,409	$42,696,862	9%
Brokerage Assets	$32,897,081	$30,712,542	7%
Advisory Assets	$13,516,328	$11,984,320	13%
Percentage of Total Client Assets	29.1%	28.1%
Number of advisors (in ones)	3,687	4,392	(16)%
Advisor-driven revenue per advisor	$22.4	$17.5	28%
Total client assets ("total client assets") includes assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one total client assets service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts, annuities and mutual fund positions held directly with fund companies. These assets are not reported on the consolidated balance sheets. Total client assets were previously reported as "Assets Under Administration" or "AUA."
Advisory assets ("advisory assets") includes external client assets for which we provide investment advisory and management services, typically as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee based on the value of the advisory assets for each advisory client. These assets are not reported on the consolidated balance sheets. Advisory assets were previously reported as "Assets Under Management" or "AUM."
For the quarter ended September 30, 2018, Total Client Assets and Advisory Assets include $210.0 million and $71.3 million, respectively, of assets held at our former clearing firm for which we are broker-of-record and whose conversion was administratively delayed, the majority of which have converted to or are in the process of converting to our new clearing firm in the fourth quarter of 2018.
Brokerage assets represents the difference between total client assets and advisory assets.
We have been reducing disengaged advisors who have little to no assets held with us, which has resulted in advisor counts trending down. As we continue to reduce disengaged advisors, the number of advisors could continue to decrease before stabilizing. This decrease has resulted in, and is expected to continue to improve, the growth in advisor-driven revenues per advisor.
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Wealth Management revenue increased approximately $5.1 million as a result of the factors discussed with each source of revenue below.
Wealth Management operating income increased approximately $0.5 million, due to a $5.1 million increase in revenue, offset by a $4.6 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and consulting costs and costs incurred in connection with our transition to a new clearing firm, which was completed in the third quarter of 2018.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Wealth Management revenue increased approximately $21.2 million as a result of the factors discussed with each source of revenue below.
Wealth Management operating income increased approximately $2.2 million, due to a $21.2 million increase in revenue, offset by a $19.0 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, consulting costs and costs incurred in connection with our transition to a new clearing firm, which was completed in the third quarter of 2018, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.
Commission revenue: The Wealth Management segment generates two types of commissions: transaction-based sales commissions and trailing commissions. Transaction-based sales commissions, which occur when clients trade securities or purchase investment products, represent gross commissions generated by our financial advisors. The level of transaction-based sales commissions can vary from period-to-period based on the overall economic environment, number of trading days in the reporting period, market volatility, interest rate fluctuations and investment activity of our financial advisors' clients. We earn trailing commissions (a commission or fee that is paid periodically over time) on certain mutual funds and variable annuities held by clients. Trailing commissions are recurring in nature and are based on the market value of investment holdings in trail-eligible assets. Our commission revenue, by product category and by type of commission revenue, was as follows:

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
By product category:
Mutual funds	$21,201	$21,128	—%	$66,494	$62,371	7%
Variable annuities	13,033	12,879	1%	38,883	36,820	6%
Insurance	3,910	3,037	29%	10,361	9,715	7%
General securities	2,871	2,388	20%	8,531	8,275	3%
Total commission revenue	$41,015	$39,432	4%	$124,269	$117,181	6%

By type of commission:
Sales-based	$16,928	$15,590	9%	$51,192	$49,190	4%
Trailing	24,087	23,842	1%	73,077	67,991	7%
Total commission revenue	$41,015	$39,432	4%	$124,269	$117,181	6%
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Sales-based commission revenue increased approximately $1.3 million, primarily due to increased activity in annuities, insurance and general securities, offset by decreased activity in mutual funds. General securities include equities, exchange-traded funds, bonds and alternative investments.
Trailing commission revenue increased approximately $0.2 million and reflects an increase in the market value of the underlying assets.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Sales-based commission revenue increased approximately $2.0 million, primarily due to increased activity in mutual funds, annuities, and general securities, offset by decreased activity in insurance. General securities include equities, exchange-traded funds, bonds and alternative investments.
Trailing commission revenue increased approximately $5.1 million and reflects an increase in the market value of the underlying assets and, to a lesser extent, the impact of new investments.
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

The activity within our advisory assets was as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Balance, beginning of the period	$12,947,193	$11,551,288	$12,530,165	$10,397,071
Net increase in new advisory assets	202,156	94,408	609,970	613,848
Market impact and other	366,979	338,624	376,193	973,401
Balance, end of the period	$13,516,328	$11,984,320	$13,516,328	$11,984,320
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue due to advisory fees being billed in advance. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets.
Three months ended September 30, 2018 compared with three months ended September 30, 2017
The increase in advisory revenue of approximately $3.9 million is primarily due to the increase in the beginning-of-period advisory assets for the three months ended September 30, 2018 compared with three months ended September 30, 2017.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
The increase in advisory revenue of approximately $13.7 million is primarily due to the increase in the beginning-of-period advisory assets for the nine months ended September 30, 2018 compared with nine months ended September 30, 2017.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues, primarily including margin revenues.
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Asset-based revenue increased $0.5 million, primarily from increased revenues from financial product manufacturer sponsorship programs and higher cash sweep revenues following increases in interest rates. We expect the transition of our clearing business to a new clearing firm, which was completed in the third quarter of 2018, to provide growth opportunities in cash sweep revenues. Each 0.25% increase in the United States Federal Funds rate could generate between approximately $2.0 million and $3.0 million of incremental revenues.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Asset-based revenue increased $2.2 million, primarily from increased revenues from financial product manufacturer sponsorship programs and higher cash sweep revenues following increases in interest rates.
Transaction and fee revenue: Transaction and fee revenue primarily includes support fees charged to advisors, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Transaction and fee revenue decreased approximately $0.8 million, primarily related to the impact of the adoption of ASC 606 in the first quarter of 2018. See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item I of this report for additional information.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Transaction and fee revenue decreased approximately $1.8 million, primarily due to the impact of the adoption of ASC 606 in the first quarter of 2018. See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item I of this report for additional information.
Tax Preparation

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Percentage Change	2018	2017	Percentage Change
Revenue	$3,498	$3,362	4%	$183,214	$156,936	17%
Operating income (loss)	$(6,936)	$(6,238)	11%	$95,991	$83,410	15%
Segment margin	(198)%	(186)%		52%	53%
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
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Tax Preparation operating loss increased approximately $0.7 million, due to a $0.1 million increase in revenue, offset by a $0.8 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to higher spend on consulting expenses and personnel related expenses due to higher headcount.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Tax Preparation revenue increased approximately $26.3 million, primarily due to growth in revenue earned from online consumer users and increased sales of our professional tax preparer software. Online consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases. The decrease in e-files was consistent with our expectations as we are continuing our multi-year pivot toward more profitable customers. Revenue derived from professional tax preparers increased, despite a decrease in the number of professional preparer units sold, primarily due to growth in average revenue per user, primarily resulting from price increases. Revenue from ancillary services, primarily refund payment transfer, also grew primarily resulting from price increases.
Tax Preparation operating income increased approximately $12.6 million, due to a $26.3 million increase in revenue, offset by a $13.7 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to to higher spend on marketing, particularly offline media and digital marketing efforts, an increase in engineering development projects, and an increase in consulting expenses primarily related to strategic initiatives.

Corporate-Level Activity

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Operating expenses	$4,572	$4,587	$(15)	$14,351	$17,823	$(3,472)
Stock-based compensation	2,874	3,132	(258)	9,559	8,434	1,125
Depreciation	930	1,023	(93)	4,056	3,216	840
Amortization of acquired intangible assets	8,271	8,665	(394)	25,483	25,337	146
Restructuring	—	106	(106)	291	2,726	(2,435)
Total corporate-level activity	$16,647	$17,513	$(866)	$53,740	$57,536	$(3,796)
Certain corporate-level activity, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, and restructuring is not allocated to our segments.
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Stock-based compensation decreased primarily due to activity within our Tax Preparation business related to an increase in forfeitures from the prior period.
Amortization expense decreased primarily due to certain assets becoming fully amortized.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
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
Depreciation expense increased primarily due to the abandonment of certain internally-developed software fixed assets in the first quarter of 2018.
Restructuring expense relates to expenses incurred due to the relocation of our corporate headquarters during 2017 from Bellevue, Washington to Irving, Texas. Further detail is provided under the "Operating Expenses - Restructuring" section of the Management's Discussion and Analysis of Financial Condition and Results of Operations below.

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Wealth management services cost of revenue	$62,313	$59,607	$2,706	$187,526	$172,444	$15,082
Tax preparation services cost of revenue	1,370	1,314	56	8,182	7,543	639
Amortization of acquired technology	—	50	(50)	99	145	(46)
Total cost of revenue	$63,683	$60,971	$2,712	$195,807	$180,132	$15,675
Percentage of revenue	67%	68%		43%	44%
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
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Wealth Management services cost of revenue increased primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Wealth Management services cost of revenue increased primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.
Tax preparation services cost of revenue increased, primarily due to an increase in cloud migration expenses, offset by lower data center costs.
Engineering and Technology

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Engineering and technology	$4,246	$5,051	$(805)	$14,225	$14,041	$184
Percentage of revenue	4%	6%		3%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Engineering and technology expenses decreased primarily due to lower headcount.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017

Engineering and technology expenses were comparable to the prior period.
Sales and Marketing

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Sales and marketing	$15,675	$13,680	$1,995	$94,719	$84,974	$9,745
Percentage of revenue	16%	15%		21%	21%
Sales and marketing expenses consist principally of personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) and the cost of temporary help and contractors for those engaged in marketing, selling, and sales support operations activities, as well as marketing expenses associated with our HD Vest and TaxAct businesses (which primarily include television, radio, online, text, email, and sponsorship channels), and back office processing support expenses associated with our HD Vest business (occupancy and general office expenses, regulatory fees, and license fees).
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Sales and marketing expenses increased primarily due to higher costs incurred in connection with our transition to a new clearing firm, which was completed in the third quarter of 2018, offset by the reclassification of certain regulatory fees following the adoption of ASC 606.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Sales and marketing expenses increased primarily due to higher spend on marketing, particularly offline media and digital marketing efforts in our Tax Preparation business, and consulting costs and costs incurred in connection with our transition to a new clearing firm, which was completed in the third quarter of 2018, offset by the reclassification of certain regulatory fees following the adoption of ASC 606.
General and Administrative

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
General and administrative	$13,404	$12,207	$1,197	$43,895	$39,405	$4,490
Percentage of revenue	14%	14%		10%	10%
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
Three months ended September 30, 2018 compared with three months ended September 30, 2017
G&A expenses increased primarily due to an increase in consulting expenses primarily related to strategic initiatives and personnel costs, primarily related to increases in headcount.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
G&A expenses increased primarily due to an increase in consulting expenses primarily related to strategic initiatives, software expenses primarily related to security enhancements and personnel costs primarily related to increases in headcount.

Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Depreciation	$798	$867	$(69)	$3,706	$2,680	$1,026
Amortization of acquired intangible assets	8,271	8,615	(344)	25,384	25,192	192
Total	$9,069	$9,482	$(413)	$29,090	$27,872	$1,218
Percentage of revenue	10%	11%		6%	7%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer, advisor and sponsor relationships, which are amortized over their estimated lives.
Three months ended September 30, 2018 compared with three months ended September 30, 2017
Amortization expense decreased primarily due to certain assets becoming fully amortized.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
Depreciation expense increased primarily due to the abandonment of certain internally-developed software fixed assets in the first quarter of 2018.
Restructuring

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Restructuring	$—	$106	$(106)	$291	$2,726	$(2,435)
Percentage of revenue	—%	—%		—%	1%
In connection with the Strategic Transformation, including the 2017 relocation of our headquarters, we have incurred restructuring costs of approximately $7.3 million, which includes all costs associated with our non-cancelable operating lease for our former corporate headquarters in Bellevue. While the relocation and the related costs were substantially completed by June 2017, the Company incurred some costs in the nine months ended September 30, 2018, primarily related to employees who continued to provide service through that time period.
For the nine months ended September 30, 2017, we had a $1.9 million fixed asset impairment related to our Bellevue facility's fixed assets, and $0.7 million of stock-based compensation that included the impact of equity award modifications associated with employment contracts for individuals impacted by our headquarters relocation.
See "Note 4: Restructuring" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Other Loss, Net

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2018	2017	Change	2018	2017	Change
Interest income	$(119)	$(31)	$(88)	$(217)	$(76)	$(141)
Interest expense	3,744	4,781	(1,037)	11,772	16,746	(4,974)
Amortization of debt issuance costs	172	177	(5)	659	891	(232)
Accretion of debt discounts	38	53	(15)	125	1,893	(1,768)
Loss on debt extinguishment	—	183	(183)	1,534	19,764	(18,230)
Other	28	78	(50)	(2,023)	(69)	(1,954)
Other loss, net	$3,863	$5,241	$(1,378)	$11,850	$39,149	$(27,299)

Three months ended September 30, 2018 compared with three months ended September 30, 2017
The decrease in interest expense relates to lower balances in the Blucora senior secured credit facilities following several prepayments, and the repricing and lowering, in November 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities to 3.0% for Eurodollar Rate loans and 2.0% for ABR loans. See "Note 6: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
The decrease in interest expense was related to the same factors described above that impacted the quarterly period.
For the nine months ended September 30, 2017 we had a loss on debt extinguishment related to the prepayment of a portion of the credit facility previously entered into in 2015 for the purpose of financing the HD Vest acquisition (the "TaxAct - HD Vest 2015 credit facility"). In connection with the refinancing through the Blucora senior secured credit facilities that was entered into in May 2017, we paid-off the remaining TaxAct - HD Vest 2015 credit facility and wrote-off the remaining unamortized debt discount and issuance costs.
In the second quarter of 2018, we had a $2.1 million gain on the sale of an investment.
Income Taxes
We recorded income tax (benefit) expense of $(0.8) million and $2.1 million in the three and nine months ended September 30, 2018, respectively. The Company's effective income tax rate differed from the 21% statutory rate in 2018 primarily due to the recognition of previously reserved net operating losses to offset current income tax expense, and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances, which were previously recorded in connection with our net operating losses, to offset future federal income tax liabilities. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
We recorded income tax expense of $0.2 million and $6.0 million in the three and nine months ended September 30, 2017, respectively. The Company's effective income tax rate differed from the 35% statutory rate in 2017 primarily due to the recognition of previously reserved net operating losses to offset current income tax expense, and the effect of state income taxes.
Income tax expense for the three and nine months ended September 30, 2018 differed from the prior periods, primarily due to the impact of state income taxes.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation, amortization of acquired intangible assets (including acquired technology), restructuring, other loss, net, the impact of noncontrolling interests and income tax (benefit) expense. Restructuring costs relate to the relocation of our corporate headquarters during 2017.
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

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Blucora, Inc.	$(13,964)	$(16,897)	$66,615	$16,991
Stock-based compensation	2,874	3,132	9,559	8,434
Depreciation and amortization of acquired intangible assets	9,201	9,688	29,539	28,553
Restructuring	—	106	291	2,726
Other loss, net	3,863	5,241	11,850	39,149
Net income attributable to noncontrolling interests	227	164	654	466
Income tax (benefit) expense	(818)	166	2,052	5,952
Adjusted EBITDA	$1,383	$1,600	$120,560	$102,271
Three months ended September 30, 2018 compared with three months ended September 30, 2017
The decrease in Adjusted EBITDA was primarily due to an increase in segment operating income of $0.5 million related to our Wealth Management segment, offset by an increase in segment operating loss of $0.7 million related to our Tax Preparation segment. Corporate operating expenses were comparable to the prior period.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
The increase in Adjusted EBITDA was primarily due to an increase in segment operating income of $12.6 million related to our Tax Preparation segment, an increase in segment operating income of $2.2 million related to our Wealth Management segment, and a $3.5 million decrease in corporate operating expenses.
Non-GAAP net income (loss): We define non-GAAP net income (loss) as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets (including acquired technology), accretion of debt discount and accelerated accretion of debt discount on our Convertible Senior Notes that were outstanding for a portion of 2017 (the "Notes"), write-off of debt discount and debt issuance costs on terminated Notes and terminated TaxAct - HD Vest 2015 credit facility, restructuring costs (described further under Adjusted EBITDA above), the impact of noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
Non-GAAP net income (loss) per share: We define non-GAAP net income per share as non-GAAP net income divided by weighted average diluted share count.
We believe that non-GAAP net income (loss) and non-GAAP net income (loss) per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income (loss) and non-GAAP net income (loss) per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income (loss) and non-GAAP net income (loss) per share should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss) and net income per share. Other companies may calculate non-GAAP net income (loss) and non-GAAP net income (loss) per share differently, and, therefore, our non-GAAP net income (loss) and non-GAAP net income (loss) per share may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income (loss) to net income (loss) attributable to Blucora, Inc. and non-GAAP net income (loss) per share to net income (loss) per share, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2018	2017	2018	2017
Net income (loss) attributable to Blucora, Inc.	$(13,964)	$(16,897)	$66,615	$16,991
Stock-based compensation	2,874	3,132	9,559	8,434
Amortization of acquired intangible assets	8,271	8,665	25,483	25,337
Accretion of debt discount on the Notes	—	—	—	1,567
Write-off of debt discount and debt issuance costs on terminated Notes	—	—	—	6,715
Write-off of debt discount and debt issuance costs on terminated TaxAct - HD Vest 2015 credit facility	—	—	—	9,593
Restructuring	—	106	291	2,726
Impact of noncontrolling interests	227	164	654	466
Cash tax impact of adjustments to GAAP net income	(505)	(928)	(1,721)	(3,334)
Non-cash income tax (benefit) expense	(1,333)	224	647	6,325
Non-GAAP net income (loss)	$(4,430)	$(5,534)	$101,528	$74,820
Per diluted share:
Net income (loss) attributable to Blucora, Inc.	$(0.37)	$(0.37)	$1.28	$0.36
Stock-based compensation	0.06	0.07	0.19	0.18
Amortization of acquired intangible assets	0.18	0.20	0.52	0.55
Accretion of debt discount on the Notes	—	—	—	0.03
Write-off of debt discount and debt issuance costs on terminated Notes	—	—	—	0.14
Write-off of debt discount and debt issuance costs on closed TaxAct - HD Vest 2015 credit facility	—	—	—	0.20
Restructuring	—	—	0.01	0.06
Impact of noncontrolling interests	0.08	—	0.08	0.01
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.02)	(0.03)	(0.07)
Non-cash income tax (benefit) expense	(0.03)	—	0.01	0.14
Non-GAAP net income (loss) per share	$(0.09)	$(0.12)	$2.06	$1.60
Weighted average shares outstanding used in computing per diluted share amounts	47,712	45,459	49,292	46,813
Three months ended September 30, 2018 compared with three months ended September 30, 2017
The decrease in non-GAAP net loss was primarily due to an increase in segment operating loss of $0.7 million related to our Tax Preparation segment, offset by an increase in segment operating income of $0.5 million related to our Wealth Management segment, a $1.1 million decrease in interest expense, amortization of debt issuance costs and accretion of debt discounts, primarily relating to lower balances in the Blucora senior secured credit facilities and the repricing and lowering, in 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities. Further contributing to the decrease in non-GAAP net loss was a $0.2 million decrease in loss on debt extinguishment of the Blucora senior secured credit facilities.
Nine months ended September 30, 2018 compared with nine months ended September 30, 2017
The increase in non-GAAP net income was primarily due to an increase in segment operating income of $12.6 million related to our Tax Preparation segment and an increase in segment operating income of $2.2 million related to our Wealth Management segment, a $5.4 million decrease in interest expense, amortization of debt issuance costs and accretion of debt discounts, primarily relating to lower balances in the Blucora senior secured credit facilities and the repricing and lowering, in 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities. Further contributing to the increase in non-GAAP net income was a $1.9 million decrease in loss on debt extinguishment on the Blucora senior secured credit facilities and a $3.5 million decrease in corporate operating expenses not allocated to the segments, primarily due to lower Strategic Transformation Costs, which primarily consisted of severance and other personnel-related costs.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2018, we had cash and cash equivalents of approximately $88.3 million. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of September 30, 2018, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. We believe our financial instrument investments held at September 30, 2018 had minimal default risk and short-term maturities.
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
Use of Cash
We may use our cash and cash equivalents balance in the future on investment in our current businesses, for repayment of debt, for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses, for stock buybacks, for returning capital to shareholders, or for other utilizations which we deem to be in the best interests of stockholders.
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
The Blucora senior secured credit facilities include financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of September 30, 2018. We initially borrowed $375.0 million under the term loan and have made prepayments of $110.0 million towards the term loan since entering into the agreement, of which $80.0 million was prepaid in the nine months ended September 30, 2018, such that $265.0 million was outstanding under the term loan at September 30, 2018. We have not borrowed any amounts under the revolving credit loan and do not have any other debt outstanding. Beginning with the fiscal year ending December 31, 2018, we may be required to make annual prepayments of the term loan in an amount equal to a percentage of our excess cash flow during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year. Currently, we do not expect an excess cash flow payment will be required in the fiscal year ending 2018. In the past we have used excess cash flows to make debt prepayments, and we currently expect to make further prepayments in 2019. For further detail, see "Note 6: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
Related to the TaxAct - HD Vest 2015 credit facility, we had repayment activity of $64.0 million during the nine months ended September 30, 2017 prior to the refinancing.
On July 2, 2015, TaxAct acquired SimpleTax, which included additional consideration of up to C$4.6 million (with C$ indicating Canadian dollars and amounting to approximately $3.7 million based on the acquisition-date exchange rate). The related payments are contingent upon product availability and revenue performance over a three-year period and are expected to occur annually over that period. The first two payments of $1.3 million and $0.9 million were made in the first quarters of 2018 and 2017, respectively, and the remaining payment of $1.3 million is expected in the first quarter of 2019. For further detail, see "Note 5: Fair Value Measurements" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.

In connection with our 2015 acquisition of HD Vest, former management of that business has retained an ownership interest in HD Vest. We are party to put and call arrangements, exercisable beginning in 2019, with respect to those interests. These put and call arrangements allow former HD Vest management to require us to purchase their interests or allow us to acquire such interests, respectively. The redemption amount at September 30, 2018 and December 31, 2017 was $22.2 million and $12.4 million, respectively, and future redemption amounts could increase, due to several economic factors, including the price of our stock.

Contractual Obligations and Commitments

The material changes in our contractual obligations and commitments through the third quarter of 2018, outside of the ordinary course of our business, include debt activity (as discussed further in "Note 6: Debt"), payment of a portion of the SimpleTax acquisition-related contingent consideration liability (as discussed further in "Note 5: Fair Value Measurements"), and estimated sublease income of $2.6 million, primarily related to the sublease of the Bellevue facility. Additional information on the Company’s Commitments and Contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements other than operating leases.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Nine months ended September 30,
	2018	2017
Net cash provided by operating activities	$105,583	$79,230
Net cash provided (used) by investing activities	(5,340)	3,283
Net cash used by financing activities	(73,952)	(58,649)
Net cash provided by continuing operations	26,291	23,864
Net cash provided by discontinued operations	—	1,028
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	(11)	86
Net increase in cash, cash equivalents, and restricted cash	$26,280	$24,978
Net cash from operating activities: Net cash from operating activities consists of income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $105.6 million and $79.2 million for the nine months ended September 30, 2018 and 2017, respectively. The activity in the nine months ended September 30, 2018 included a $(2.0) million working capital contribution and approximately $107.6 million of income (offset by non-cash adjustments). The working capital contribution was primarily driven by accrued expenses and the impact of TaxAct's seasonality.

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
Net cash used by investing activities was $5.3 million for the nine months ended September 30, 2018 and net cash from investing activities was $3.3 million for the nine months ended September 30, 2017. The activity in the nine months ended September 30, 2018 consisted of approximately $5.3 million in purchases of property and equipment. The activity in the nine months ended September 30, 2017 consisted of net cash inflows on our available-for-sale investments of $7.1 million, following the sale of available-for-sale investments, offset by approximately $3.8 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $74.0 million and $58.6 million for the nine months ended September 30, 2018 and 2017, respectively. The activity for the nine months ended September 30, 2018 primarily consisted of prepayments of $80.0 million towards the term loan under the Blucora senior secured credit facilities, $6.0 million in tax payments from shares withheld for equity awards, and $1.3 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $13.3 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the nine months ended September 30, 2017 primarily consisted of payments of $285.0 million in connection with the termination of the TaxAct - HD Vest credit facility, $172.8 million for redemption in full of the outstanding Notes, $6.7 million in tax payments from shares withheld for equity awards, and $0.9 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $367.2 million in proceeds from the senior secured credit facilities that were entered into in May 2017 and $39.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the nine months ended September 30, 2018. We borrowed $375.0 million under the term loan when we entered into the Blucora senior secured credit facilities, and as of September 30, 2018, we had $265.0 million outstanding. The interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.75%. A hypothetical 100 basis point increase in LIBOR would result in a $2.7 million increase, based upon our September 30, 2018 principal amount, in our annual interest expense until the scheduled maturity date in 2024. For additional information, see Part II Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2017.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934), the effectiveness of our disclosure controls and procedures as of September 30, 2018. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of September 30, 2018.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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

Our Wealth Management business has entered into a new clearing services relationship with Fidelity Clearing & Custody Solutions ("FCCS"), which became effective in September 2018 (the “Conversion”). The transition of our clearing business to FCCS involved significant operational, technological, and logistical effort, since it required all HD Vest brokerage business and customer accounts to migrate to FCCS’s clearing platform, together with all of the underlying customer data. While the Conversion is complete, if a significant number of our advisors or customers are or become dissatisfied by the transition to FCCS, or by the different technology, systems, processes, policies and products FCCS offers, and they leave HD Vest, it could have a Material Adverse Effect.

The movement of business to a new clearing firm is an extremely complex and intensive undertaking and we have committed a significant amount of human, technological, and financial resources to ensure a successful transition. Although the Conversion is complete, given the complexity and magnitude of the transition effort, there can be no guarantee that we will not experience delays, unexpected costs, technological failures, incompatibility of systems or policies, or loss of employees, advisors and customers. In completing the ongoing transition to FCCS, we are dependent on key employees as well as outside contractors. If those employees or contractors leave HD Vest or are unable to work on the project, it could significantly impact the experience of HD Vest advisors or customers or our business, which could result in a Material Adverse Effect.

We may not realize the financial, operational, and customer-experience benefits that we project from our transition to FCCS’s clearing platform. The technology, service and product offerings presented by FCCS may not be accepted by our advisors or customers at the levels we anticipate, and may not provide the level of benefits that we expect even if accepted. We also may not realize the level of conversion of direct-to-fund assets onto FCCS’s clearing platform that we anticipate. Should the number of assets that convert to FCCS’s platform fall short of expectations, we will likely receive less economic benefit from the new clearing arrangement than we expected, which could be material. Additionally, our cash sweep program under the new clearing firm is subject to interest rate volatility. Should the Federal Reserve not increase interest rates at the pace or to the levels anticipated, we would likely recognize lower revenue from the cash-sweep program under the new clearing arrangement than expected, potentially in a material amount.

Our Wealth Management business is dependent on the performance, liquidity and continuity of its clearing firm. Should its clearing firm fail to provide clearing services at the contracted levels for any reason, or to suffer a liquidity event, it could result in a Material Adverse Effect.

Simultaneously with the conversion to FCCS, HD Vest transitioned to a new investment advisory platform.  Like the clearing firm conversion, the investment advisory platform conversion was very complex and entailed significant effort and commitment from HD Vest employees and contractors.  While the investment advisory platform transition is complete, if a significant number of our advisors or customers are or become dissatisfied by the transition to the new investment advisory platform, or by the different technology, systems, processes, policies and products it offers, they could leave HD Vest’s investment advisory business, which could have a Material Adverse Effect.

The movement to a new investment advisory platform is an extremely complex undertaking and we have committed a significant amount of human, technological, and financial resources to ensure a successful transition. Although the transition to the new investment advisory platform is complete, there can be no guarantee that we will not experience delays, unexpected costs, technological failures, incompatibility of systems or policies, or loss of employees, advisors and customers. In completing the ongoing transition to the new platform, we are dependent on key employees as well as outside contractors. If those employees or contractors leave HD Vest or are unable to work on the project, it could significantly impact the experience of HD Vest advisors or customers or our business, which could result in a Material Adverse Effect.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
10.1	Employment Agreement by and between Blucora, Inc. and Transient Taylor dated September 18, 2018				X
10.2	Form of Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to Newly-Hired Executive Officers under the Blucora, Inc. 2016 Equity Inducement Plan, as amended				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended September 30, 2018, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements
X

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Davinder Athwal
Davinder Athwal Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	October 31, 2018