Form 10-K
period 2018-12-31
BLUCORA, INC.
filed 2019-03-01
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
	For the fiscal year ended	December 31, 2018
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
(972) 870-6400

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2018, based upon the closing price of Common Stock on June 30, 2018 as reported on the NASDAQ Global Select Market, was $1,736.6 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of February 22, 2019, 48,203,356 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates certain information by reference from the Definitive Proxy Statement to be filed by the registrant in connection with the 2019 Annual Meeting of Stockholders.

Trademarks, Trade Names and Service Marks
This report includes some of trademarks, trade names and service marks of Blucora, Inc. (referred to throughout this report as “Blucora,” the "Company", "we," "us," or "our"), including Blucora, HD Vest and TaxAct. Each one of these trademarks, trade names or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights or (iv) a registered trademark or application for registration which we have been authorized by a third party to use.
Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, ™ or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. This report may also include additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names included in this report are, to our knowledge, the property of their respective owners.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and similar expressions identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding:

•	our ability to effectively compete within our industry;

•	our ability to attract and retain customers, as well as our ability to provide strong customer service;

•	our future capital requirements and the availability of financing, if necessary;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	our ability to generate strong investment performance for our customers and the impact of the financial markets on our customers’ portfolios;

•	political and economic conditions and events that directly or indirectly impact the wealth management and tax preparation industries;

•	our ability to attract and retain productive financial advisors;

•	our ability to respond to rapid technological changes, including our ability to successfully release new products and services or improve upon existing products and services;

•	our expectations concerning the revenues we generate from fees associated with the financial products that we distribute;

•	our ability to manage leadership and employee transitions;

•	our ability to comply with regulations applicable to the wealth management and tax preparation industries, including increased costs associated with new or changing regulations;

•	our expectations concerning the benefits that may be derived from our new clearing platform and our investment advisory platform;

•	risks associated with the use and implementation of information technology and the effect of security breaches, computer viruses and computer hacking attacks;

•	our ability to comply with laws and regulations regarding privacy and protection of user data;

•	our ability to maintain our relationships with third party partners, providers, suppliers, vendors, distributors, contractors, financial institutions and licensing partners;

•	our beliefs and expectations regarding the seasonality of our business;

•	risks associated with litigation;

•	our ability to attract and retain qualified employees;

•	our assessments and estimates that determine our effective tax rate;

•	the impact of new or changing tax legislation on our business and our ability to attract and retain customers;

•	our ability to develop, establish and maintain strong brands;

•	our ability to protect our intellectual property and the impact of any claim that we have infringed on the intellectual property rights of others; and

•	our ability to effectively integrate companies or assets that we acquire.
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

PART I
ITEM 1. Business
General Overview
Blucora is a Delaware corporation that was founded in 1996, and, through organic growth and strategic acquisitions, we have become a leading provider of technology-enabled financial solutions to consumers, small business owners, and tax professionals. Our products and services in wealth management and tax preparation are offered through HDV Holdings, Inc. and its subsidiaries (“HD Vest”) and TaxAct, Inc. and its subsidiary (“TaxAct”), respectively, and help consumers to manage their financial lives.
HD Vest provides financial advisors, who serve as independent contractors through HD Vest’s registered broker-dealer, investment adviser and/or insurance subsidiaries, with an integrated platform that includes a broad variety of brokerage, investment advisory and insurance products to assist in making each financial advisor a financial service center for his/her clients. HD Vest generates revenue primarily through securities and insurance commissions, quarterly investment advisory fees based on advisory assets, revenue sharing agreements and other agreements and fees. We regularly review the commissions and fees we charge for these products and services in light of the evolving regulatory and competitive environment in which we operate and as a result of changes in client preferences and needs. We do not offer any proprietary products. As of December 31, 2018, approximately 3,600 advisors with branch offices in all 50 states utilized our HD Vest platform and supported approximately $42.0 billion of total client assets for almost 350,000 clients.
TaxAct provides affordable digital do-it-yourself (“DDIY”) tax preparation solutions for consumers, small business owners and tax professionals through its website www.TaxAct.com. During the year ended December 31, 2018, TaxAct powered approximately 3,700,000 consumer e-files and another 1,800,000 e-files through the 21,000 tax professionals who used TaxAct to prepare and file their taxes or those of their clients. TaxAct generates revenue primarily through its digital service at www.TaxAct.com. TaxAct can be used to file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada.
Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
Our History
Blucora was formed in 1996 under the name InfoSpace, Inc. (“InfoSpace”). Over the next two decades, InfoSpace operated a number of digital businesses in search, directory, online commerce, media, and mobile infrastructure markets. In 2008, InfoSpace began principally focusing on internet search services and content (our “Search and Content” business).
In January 2012, InfoSpace acquired TaxAct. In connection with this acquisition, InfoSpace changed its name to Blucora, Inc. in June 2012.
In August 2013, Blucora acquired Monoprice, Inc. (“Monoprice”), an e-commerce company that sold self-branded electronics and accessories to both consumers and businesses (our “E-Commerce” business).
In July 2015, Blucora acquired SimpleTax Software Inc. (“SimpleTax”), a provider of digital tax preparation services for individuals in Canada.
For further detail on these acquisitions, see "Note 4: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
In 2015 we acquired HD Vest and announced our plans to focus on the technology-enabled financial solutions market (the "Strategic Transformation"). The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content business and our E-Commerce business in 2016. As part of the Strategic Transformation and "One Company" operating model, we relocated our corporate headquarters from Bellevue, Washington to Irving, Texas during 2017.
Business Overview
Through its registered broker-dealer, registered investment adviser, and insurance agency subsidiaries, HD Vest operates the largest U.S. tax-professional-oriented independent broker-dealer, providing wealth management solutions to financial advisors and their clients nationwide (our "Wealth Management" business or the "Wealth Management segment"). HDV Holdings, Inc. is the parent company of the Wealth Management business and owns all outstanding shares of HD Vest, Inc., which serves as a holding company for our various financial services subsidiaries. Those subsidiaries include HD Vest Investment Securities, Inc. (a registered broker-dealer), HD Vest Advisory Services, Inc. (a registered investment adviser), and HD Vest Insurance Agency, LLC (three insurance agencies domiciled in Texas, Massachusetts, and Montana).
The Tax Preparation business consists of the operations of TaxAct and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com (collectively referred to as the "Tax Preparation business" or the "Tax Preparation segment").
We have two reportable segments: the Wealth Management segment, which is comprised of the HD Vest business, and the Tax Preparation segment, which is comprised of the TaxAct business. See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on the Wealth Management and Tax Preparation businesses and their revenue. See "Note 3: Segment Information and Revenues" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding revenue, operating income, and assets for our Wealth Management and Tax Preparation businesses.
Wealth Management Business
HD Vest was founded to help tax and accounting professionals integrate financial services into their practices. Unlike traditional independent broker-dealers and/or investment advisers whose client relationships are limited to providing investment advice, most HD Vest advisors have long-standing tax advisory relationships that anchor their wealth management businesses. We believe that tax and accounting professionals, with their existing client relationships and in-depth knowledge of their clients’ financial situations, have a competitive advantage and are better positioned than competitors to provide tailored financial solutions that enable clients to meet their goals. HD Vest primarily recruits independent tax professionals or financial advisors who partner with established tax practices and offers specialized training and support, which allows them to join the HD Vest platform as independent financial advisors. HD Vest has designed a learning management system for its advisors with a curriculum that introduces advisors to the investment business and helps them build their practices. The comprehensive training curriculum is administered through numerous outlets, including an annual three-day national sales conference, approximately 600 specialized local training events held annually, and on-demand learning paths.
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
Tax Preparation Business
TaxAct, a top-three provider of digital tax preparation solutions, based upon the number of e-files made in 2018, has leveraged its strong brand, comprehensive suite of tax preparation solutions, and proven digital lead generation capabilities to enable the filing of more than 65 million federal consumer tax returns in the U.S. and Canada since 2000. TaxAct operates as the value player in its market, with a mission to empower people to navigate the complexities of tax preparation with ease and accuracy at a fair price.
In addition to TaxAct's core offerings, TaxAct offers ancillary services such as refund payment transfer, audit defense, stored value cards, gift cards and retirement investment accounts through HD Vest, as well as presenting customers the option to review and take advantage of personalized tax and potential financial savings opportunities offered through third party product providers. TaxAct also has an established brand and reputation that we believe is attractive to customers.
TaxAct had five offerings for consumers for tax year 2017, which is the basis for its 2018 operating results:

•	A "free" federal and state edition that handled simple returns;

•	A "basic" offering that offered features for filers with dependents, retirement income, or college expenses;

•	A "plus" offering that contained all of the basic offering features in addition to tools to maximize credits and deductions, and enhanced reporting;

•	A "self-employed" offering for independent contractors and self-employed filers; and

•	A "premium" offering that contained all of the plus offering features in addition to tools for self-employed individuals to maximize credits and deductions.
For TaxAct's offerings, state returns can be filed for free for free simple filers, or through the separately-sold state edition. TaxAct also had offerings for small business owners.
TaxAct’s professional tax preparer software allows professional tax preparers to prepare and file individual and business returns for their clients. TaxAct offers flexible pricing and packaging options that help tax professionals save money by paying only for the specific services that they need. In addition, the professional tax preparer software includes valuable features that tax professionals count on to maximize their efficiency and productivity, including the option of entering data directly into tax forms, utilizing a question-and-answer interview method to enter data, or easily toggling between the two data entry methods.
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
Favorable Industry Trends

•
Wealth Management Industry Trends - We believe that HD Vest is and will be the beneficiary of several positive industry trends, including growth of investable assets driven by baby boomers’ retirement accounts, a continued migration to independent advisor channels, liquidity events and a continued shift toward household use of fee-based financial advisors.

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

Executing our Growth Strategies

•	Accelerate Growth - There are four key objectives of our growth acceleration strategy:
The first key objective of our growth acceleration strategy is to capture organic growth opportunities by optimizing our HD Vest advisor success and productivity by:
•Prioritizing recruiting, retaining and developing advisors with the highest potential.

•	Increasing support for our advisors and focusing on those advisors that are in the best position to grow, some of whom have significant growth potential.

•
Focusing on technology and infrastructure upgrades, including leveraging third-party technologies in areas that are not differentiated, and in many cases, are just as good or better than our current solutions.

The second key objective of our growth acceleration strategy is to enhance our technology platform through our recently-completed transition to a new clearing firm by:

•
Focusing on new technological capabilities, like highly-integrated business processing, data aggregation and a new client portal. Our goal is to improve advisor efficiency and productivity, which we expect will grow total client assets.

The third key objective of our growth acceleration strategy is to improve end-client penetration by:

•
Focusing on opportunities to service more of our advisors’ tax clients with wealth management solutions, and increasing the investable assets of those tax clients that are being serviced by our advisors.

The fourth key objective of our growth acceleration strategy is to increase Advisory Assets:

•
Advisory Assets are more profitable and predictable than brokerage assets. By focusing on the industry-wide trend of shifting assets from brokerage to advisory, and offering new tools and solutions to our advisors, we aim to help our advisors convert assets to advisory.

•
Build Tax-Smart Leadership - A key element of our business model across both HD Vest and TaxAct is to leverage tax information to enable customers and advisors to better achieve their financial goals and uncover potential opportunities for customers by delivering technology-enabled tax-smart solutions and financial insights.

We have an opportunity to leverage more of our HD Vest experience of providing holistic tax-smart strategies and better outcomes for customers. Some examples include our BluPrint financial assessment, our BluVest - tax-optimized offering and our ability to refer to HD Vest advisors for support or 360-degree tax-smart wealth management.

•
Create One Blucora - A key objective of our strategy is to continue to enable efficiencies through shared services and expertise across our HD Vest and TaxAct businesses. We believe that building a high-performing organization that attracts, retains, develops and engages the strongest talent will drive a shared purpose and common culture.

•	Deliver Results - Our goal is to drive continuous improvement by focusing on specific metrics that drive the organization and continue to meet our stated goals and targets.
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
Wealth Management Competition
The wealth management industry is a highly competitive global industry. We and our financial advisors compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisers, asset managers, banks and insurance companies, and direct distributors such as 1st Global and Cetera Financial Specialists, as well as larger broker-dealers such as Raymond James Financial. Mergers and acquisitions have resulted in consolidation in the wealth management industry. As a result, many of our competitors have greater financial resources, broader and deeper distribution capabilities, and a more comprehensive offering of products and services. We and our financial advisors compete directly with those companies for the provision of products and services to clients, as well as for retention and hiring of financial advisors.
We believe that our competitive position in the wealth management industry is a function of our ability to enable our advisors to offer investment guidance in the context of their clients' tax situations and more specifically to:

•	offer high-quality portfolio investment options and competitive product pricing;

•	offer a differentiated value proposition (in terms of brand recognition, reputation, and financial advisor payouts) that is sufficient to recruit and retain financial advisors;

•	offer products and technology solutions that are attractive to financial advisors and their clients;

•	negotiate competitive compensation arrangements with third-parties, including vendors, suppliers, and product sponsors;

•	ensure the privacy and security of personal client information submitted to our financial advisors;

•	develop and react to new technology, services, and regulation in the financial services industry; and

•	put in place a sufficient support and service network required to support our financial advisors and clients.
Tax Preparation Competition
Our TaxAct business operates in a very competitive marketplace. There are many competing software products and digital services. Intuit’s TurboTax, H&R Block's and Credit Karma's DDIY consumer products and services have a significant percentage of the software and digital service market. Our TaxAct business must also compete with alternate methods of tax preparation such as storefront tax preparation services, which includes both local tax preparers and large chains such as H&R Block, Liberty Tax, Jackson Hewitt and Credit Karma, and it may also be subject to new market entrants who may take some of our market share. Finally, our TaxAct business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxAct’s software and services.
We believe that our competitive position in the market for tax preparation software and services is a function of our ability to differentiate our brand versus those of competitors by the following:

•	offering competitive pricing;

•	continuing to offer reliable, easy-to-use, and accessible software and services that are compelling to consumers;

•	offering software that is backed by true financial and tax-expertise;

•	ensuring the privacy and security of user data submitted through our products;

•	marketing our software and services in a cost-effective way; and

•	offering ancillary services that are attractive to users.
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

On April 18, 2018, the SEC issued draft rulemaking addressing standards of conduct for broker-dealers and disclosure requirements for broker-dealers and investment advisers. As presently drafted, the SEC’s proposed rules would impose a “best interest” standard on broker-dealers and their registered representatives, as well as a new disclosure form (Form CRS) that both broker-dealers and investment advisers would have to give clients before providing them investment advice. The SEC’s proposed rules, if adopted in their current form, would heighten the standard of care for broker-dealers when making investment recommendations and would impose disclosure and policy and procedural obligations that could impact the compensation HD Vest and its representatives receive for selling certain types of products, particularly those (such as mutual funds) that offer different compensation across different share classes. The SEC’s proposed rules would also limit our ability to use the terms “advisor” or “adviser” when referring publicly to our registered representatives who are not also advisory licensed. Based on comments by SEC Commissioners when the proposed rules were first presented, however, we believe that the SEC’s proposed rules may substantially change during the public comment process. In addition, the SEC’s final rules may not be issued for many months and, even then, could be the subject of litigation. Accordingly, we cannot predict if and when the SEC will complete any final rulemaking or what the contours of the final rules will be. However, the SEC’s final rules could result in additional compliance costs, lesser compensation, and management distraction, all of which could materially impact our business and operations.
Our Tax Preparation segment is subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. We are also required to comply with Federal Trade Commission requirements and a variety of state revenue agency standards. In addition, we offer certain other products and services to small businesses and consumers, which are also subject to regulatory requirements. As we expand our products and services, both domestically and internationally, we may become subject to additional government regulation. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours or expand to cover additional products and services. These increased regulatory requirements could impose higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties.

On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law, which significantly revised the U.S. tax code. The resulting changes became effective beginning with our 2018 calendar year financial reporting period. The primary impacts to us included a reduction of the federal corporate tax rate from 35% to 21% affecting our net deferred tax liabilities, repeal of corporate alternative minimum tax and associated potential refunds of prior paid taxes, and potential deductible limits of certain executive compensation.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to promulgate regulations that may have an impact on our operations.

See the section entitled "Risks Associated With our Businesses" in Part I, Item 1A of this report for additional information regarding governmental regulation of our business and risks related to such regulation.
Privacy and Security of Customer Information and Transactions
We are also subject to various federal, state and international laws and regulations and to financial institution and healthcare provider requirements relating to the privacy and security of the personal information of customers and employees. In addition, we are subject to laws and regulations that apply to the Internet, behavioral tracking and advertising, mobile applications and messaging, telemarketing, email activities, data hosting and retention, financial and health information, and credit reporting. Additional laws in all of these areas are likely to be passed in the future, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit the personal information and data of our customers or employees, communicate with our customers, and deliver products and services, or may significantly increase our compliance costs. As our business expands to new industry segments and new uses of data that are regulated for privacy and security, or to countries outside the United States that have strict data protections laws, our compliance requirements and costs will increase.
Through a privacy policy framework designed to be consistent with globally recognized privacy principles, we comply with United States federal and other country guidelines and practices to help ensure that customers and employees are aware of, and can control, how we use information about them. The TaxAct.com website and its digital products have been certified by TRUSTe, an independent organization that operates a website and digital product privacy certification program representing industry standard practices to address users’ and regulators’ concerns about online privacy. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to influence public policy for privacy and security.
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
See the section entitled "Risks Associated With our Businesses" in Part I, Item 1A of this report for additional information regarding risks related to privacy and security of customer information and transactions.
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
Employees
As of December 31, 2018, we had 529 full-time employees. There is significant competition for qualified personnel in the industries in which we operate, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.
Company Internet Site and Availability of SEC Filings
Our corporate website is located at www.blucora.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the SEC, as well as any amendments to those filings. Our SEC filings, as well as our Code of Ethics and Conduct and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Amendments to our Code of Ethics and Conduct and any grant of a waiver from a provision of the Code of Ethics and Conduct requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on our website. Information on our website is not part of this Annual Report on Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC.

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
Our Tax Preparation business operates in a very competitive marketplace. There are many competing software products and digital services. Intuit’s TurboTax and H&R Block’s products and services have a significant percentage of the software and digital service market. Our Tax Preparation business must also compete with alternate methods of tax preparation, such as storefront tax preparation services, which includes both local tax preparers and large chains such as H&R Block, Liberty Tax, Jackson Hewitt and Credit Karma, and it may also be subject to new market entrants who may take some of our market share. As digital-do-it-yourself tax preparation continues to be characterized by intense competition, including heavy marketing expenditures, price-based competition, and new entrants, maintaining and growing market share becomes more challenging unless brand relevance, customer experience, and feature/functionality provide meaningful incremental value. If we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers, market the software and services in a cost-effective manner, offer ancillary services that are attractive to users, and develop the software and services at a low enough cost to be able to offer them at a competitive price point, it could result in a Material Adverse Effect.
Our Tax Preparation business also faces potential competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers, which could reduce the need for TaxAct’s software and services. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. The Free File Program is currently the sole means by which the U.S. Internal Revenue Service (the “IRS”) offers tax software to taxpayers. The Free File Program is a partnership between the IRS and the Free File Alliance, a group of private sector tax preparation companies of which we are a member that has agreed to offer free electronic tax filing services to taxpayers meeting certain income-based guidelines. As part of the program, the IRS has agreed that it will not compete with Free File Alliance companies in providing free, digital tax return preparation and filing services to taxpayers. The Free File Program’s continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The IRS’s current agreement with the Free File Alliance is scheduled to expire in October 2021. If the Free File Program is not renewed upon expiration of the agreement or if the Free File Program is terminated, and the IRS enters the software development and return preparation space, the federal government would be a publicly funded direct competitor of us and the U.S. tax services industry as a whole.
The wealth management industry in which our Wealth Management business operates is also highly competitive, and we may not be able to maintain our customers, financial advisors, distribution network, or the terms on which we provide our products and services. Our Wealth Management business competes based on a number of factors, including name recognition, service, the quality of investment advice, investment performance, technology, product offerings and features, price, and perceived financial strength. Competitors in the wealth management industry include broker-dealers, banks, asset managers, insurers, and other financial institutions. Many of these competitors have greater market share, offer a broader range of products, and have greater financial resources. In addition, over time, certain sectors of the wealth management industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This consolidation could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. In addition, our Wealth Management business seeks to differentiate itself on the basis of offering tax-smart investing advice and solutions. There is no guarantee that this differentiation will be meaningful to our customers and potential customers, or that another competitor will not adopt a similar strategy more effectively. In either case, our ability to compete effectively in the market could be damaged.
Poor service or performance of the financial products we offer or competitive pressures on pricing of such services or products may cause our Wealth Management business customers to withdraw assets on short notice.

Customer service and investment performance are important factors in the success of our Wealth Management business. Strong customer service and investment performance help increase customer retention and generate sales of products and services. In contrast, poor service or investment performance could impair our revenues and earnings, as well as our prospects for growth. Customers can terminate their relationships with us or our financial advisors at will. There can be no assurance as to how future investment performance will compare to that of our competitors, and historical performance is not indicative of future returns. A decline or perceived decline in investment performance, on an absolute or relative basis, could cause a decline in sales of mutual funds and other investment products, an increase in redemptions and the termination of asset management relationships. Such actions may reduce our aggregate amount of advisory assets and reduce management fees. Poor investment performance could also adversely affect our ability to expand the distribution of our products through independent financial advisors.
In addition, the emergence of new financial products or services from others, or competitive pressures on pricing of such services or products, may result in the loss of accounts in our Wealth Management business. We must also monitor the pricing of our services and financial products in relation to competitors and periodically may need to adjust commission and fee rates, interest rates on deposits and margin loans, and other fee structures to remain competitive. Competition from other financial services firms, such as reduced commissions to attract customers or trading volume, direct-to-investor online financial services, or higher deposit interest rates to attract customer cash balances, could adversely impact our business. Customers of our Wealth Management business could also reduce the aggregate amount of their assets managed by us or shift their funds to other types of accounts with different rate structures for any number of reasons, including investment performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors’) reputation in the marketplace, changes in customer management or ownership, loss of key investment management personnel and financial market performance. Our customers can withdraw the assets we manage on short notice, making our future customer and revenue base unpredictable. A reduction in advisory assets and the resulting decrease in revenues and earnings could have a Material Adverse Effect.
Changes in domestic and international economic, political and other factors could have a Material Adverse Effect on our business.
Our Wealth Management business operates in the United States and global financial markets, and our Tax Preparation business offers tax filing services in the federal jurisdiction of the United States, various state jurisdictions and Canada. Accordingly, we are affected by United States and global economic and political conditions that directly and indirectly impact a number of factors in the domestic and global financial markets and economies, which may be detrimental to our operating results. In addition, because the significant majority of our revenue is earned within the United States, economic conditions in the United States have an even greater impact on us than companies with a more diverse international presence.

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

While United States and global financial markets have, at a macro level, recently experienced growth, uncertainty and potential volatility remain. For instance, on December 6, 2018, the Dow Jones Industrial Average plunged nearly 800 points before recovering rapidly to close the day down 79 points. A period of sustained downturns and/or volatility in the securities markets, changes in interest rates by the Federal Reserve, a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors could have a Material Adverse Effect on our business. We could experience a decline in commission revenue from lower trading volumes, a decline in fees from reduced portfolio values of securities managed on behalf of our customers, a reduction in revenue from capital markets and advisory transactions due to reduced activity, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. Periods of reduced revenue and other losses could be accompanied by periods of reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short time periods is limited.

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

Challenging economic times and changes to the Federal or various states' tax code (personal and/or corporate), such as the recent changes passed under the Tax Cuts and Jobs Act, could cause potential new customers not to purchase or to delay purchasing of our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could have a Material Adverse Effect. See “We may be negatively impacted by the recently passed Tax Cuts and Jobs Act or by any future changes in tax laws” for a discussion of additional risks related to changes in the tax code.

Each of these factors could impact customer activity in all of our businesses and have a Material Adverse Effect. In addition, these factors may have an impact on our ability to achieve our strategic objectives and to grow our business.

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
Moreover, the costs associated with successfully attracting and retaining advisors could be significant, and there is no assurance that we will generate sufficient revenues from those advisors’ business to offset those costs. Designing and implementing new or modified compensation arrangements and equity structures to successfully attract and retain advisors is complicated. Changes to these arrangements could themselves cause instability within our existing investment teams and negatively impact our financial results and ability to grow.
In addition, as some of HD Vest’s advisors grow their advisory assets, they may decide to disassociate from HD Vest to establish their own registered investment advisers (“RIAs”) and take customers and associated assets into those businesses. HD Vest seeks to deter advisors from taking this route by continuously evaluating its technology, product offerings, and service, as well as its advisor compensation, fees, and pay-out policies, to ensure that HD Vest is competitive in the market and attractive to successful advisors. We may not be successful in dissuading such advisors from forming their own RIAs, which could cause a material volume of customer assets to leave HD Vest’s platform, which would reduce our revenues and could cause a Material Adverse Effect.

Rapid growth may place significant demands on our resources.
We have experienced rapid growth since the completion of our Strategic Transformation. Our anticipated future growth will place a substantial demand on our managerial, operational and financial resources due to:

•	the need to manage relationships with various strategic partners and other third parties;

•	the need to maintain levels of service expected by clients and customers;

•	the pressure to deliver our products and services on a timely basis;

•	difficulties in hiring and retaining skilled personnel necessary to support our business;

•	pressures for the continued development of our products and financial and information management systems; and

•	the possible need to create lines of businesses or departments that do not now exist, and to hire, train, motivate and manage a growing number of staff.

There can be no assurance that we will be able to effectively achieve or manage any future growth. If we have not made adequate allowances for the costs and risks associated with this expansion or if our systems, procedures, or controls are not adequate to support our operations, our business could be harmed and we could experience a Material Adverse Effect.

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

We offer our digital tax preparation products and services through our website and through our mobile app. If our customers don’t deem our website or our mobile app user friendly or if they deem our competitors’ website or mobile app more user friendly or better than ours, our market share could decline, which could have a Material Adverse Effect. In addition, we regularly make upgrades to the technology we use for our tax preparation product that are expected to provide a better user experience and help us to keep existing customers or attract new customers. If our mobile app or the other upgrades we make to the technology we use in our Tax Preparation business are not successful, it could result in wasted development costs or damage to our brands and market share, any of which could have a Material Adverse Effect. We may also encounter problems in connection with our mobile app, and we may need to devote significant resources to the creation, support, and maintenance of new user experiences.

Our business depends on fees generated from the distribution of financial products and fees earned from management of advisory accounts.
A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fee revenue from the investment management and distribution services we provide on behalf of the mutual funds and annuities. Should issuers of these products leave the market or discontinue offering or paying trail compensation on some or all of their products, our revenues could be negatively impacted. The investment management fees we are paid may also decline over time due to factors such as increased competition, renegotiation of contracts and the introduction of new, lower-priced investment products and services. Changes in market values or in the fee structure of asset management accounts would affect our revenues, business and financial condition. Asset management fees often are primarily comprised of base management and incentive fees, and investment advisers generally are experiencing advisory fee compression due to intense competition. Management fees are primarily based on advisory assets, which are impacted by net inflow/outflow of customer assets and market values. Below-market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new customers and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, in periods of declining market values, our advisory assets may also decline, which would negatively impact our fee revenues and could have a Material Adverse Effect.
Investors in the pooled vehicles that we advise can redeem their investments in those funds at any time without prior notice, which could adversely affect our earnings.

Investors in the mutual funds and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice, and investors in other types of pooled vehicles we advise may typically redeem their investments on fairly limited or no prior notice, thereby reducing our advisory assets. These investors may redeem their investments for any number of reasons, including general financial market conditions, the absolute or relative investment performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor investment performance relative to other funds tends to result in decreased purchases and increased redemptions of fund shares.
We have had recent senior leadership transitions, and if we are not effective in managing those transitions, our business could be adversely impacted and we could experience a Material Adverse Effect.
We have had recent senior leadership transition in connection with our Strategic Transition and otherwise and have replaced some of our executive officers and senior leadership team. While many of our executive officers have relevant industry experience, they are new to our Company. Changes in senior management are inherently disruptive and can be difficult to manage, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Periods of transition in senior management are often difficult due to cultural differences that may result from changes in strategy and style and the time required for new executives to gain detailed operational knowledge. These changes could also cause concerns to third parties with whom we do business, and may increase the likelihood of turnover of our employees and, in the case of our Wealth Management business, turnover of advisors. If we are not effective in managing these leadership and employee transitions, our business could be adversely impacted and we could experience a Material Adverse Effect.

Government regulation of our business, including increased regulation or the interpretation of existing laws, rules or regulations, could have a Material Adverse Effect.

We are subject to federal, state, and local laws and regulations that affect our business, such as financial services, data privacy and security requirements, tax, digital content, employment, consumer protection and fraud protection, among others. In addition, there have been significant new regulations and heightened focus by the government on many of the laws and regulations that affect both our Wealth Management and our Tax Preparation businesses. As we expand our products and services and revise our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators may adopt new laws or regulations, or their interpretation of existing laws or regulations may differ from our interpretation or the laws of other jurisdictions in which we operate. If we are found to not be in compliance with certain laws, rules or regulations, it could have a Material Adverse Effect. Increased or new regulatory requirements or changes in the interpretation of existing laws, rules or regulations could, among other things, result in penalties or fines, impose significant limitations on the way we conduct our business, require changes to our business, require certain notifications to customers or employees, restrict our use of personal information, cause our customers to cease utilizing our products or services, make our business more costly, less efficient, or impossible to conduct, require us to modify our current or future products or services in a manner that is detrimental to our business and result in additional compliance costs, which could have a Material Adverse Effect.

The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by the government or private entities, or new interpretations of existing laws may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our Tax Preparation business or offer our tax preparation products and services. We may not be able to respond quickly to such regulatory, legislative and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, rules or regulations, we may become subject to lawsuits, penalties, fines and other liabilities that did not previously apply. We are also required to comply with Federal Trade Commission (the “FTC”) requirements and a variety of state revenue agency standards. Requirements imposed by the FTC or state agencies, including new requirements or their interpretation of existing laws, rules or regulations, could be burdensome on our business, cause us to lose market share due to product changes we are required to implement or may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner and at an acceptable price, all of which could have a Material Adverse Effect. In addition, in our Tax Preparation business, we generate revenue from certain financial products related to our tax preparation software and services. These products include prepaid debit cards or gift cards on which a tax filer may receive his or her tax refund and the ability of certain of our users to have the fees for our services deducted from their tax refund. Any regulation of these products by state or federal governments, or any competing products offered by state and federal tax collection agencies, could materially and adversely impact our revenue from these financial products.

In addition, we are subject to laws, regulations, and industry rules relating to the collection, use, and security of user data. We expect regulation in this area to increase, and our current data protection policies and practices may not be sufficient and thus may require modification. Numerous jurisdictions have passed, and may in the future pass, new laws related to the use and retention of consumer information, and this area continues to be an area of interest for U.S. federal, state and foreign governmental authorities. These laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction, and our current data protection policies and practices may not be consistent with all of those interpretations and applications. We have incurred, and may continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations. Failure to comply with laws and regulations that protect user data could harm our reputation and could result in a Material Adverse Effect.
Our ability to comply with all applicable laws, rules and regulations and interpretations of such laws, rules and regulations is largely dependent on our establishment and maintenance of compliance, audit, and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, and risk management personnel. While we have adopted systems, policies, and procedures reasonably designed to comply or facilitate compliance with all applicable laws, rules and regulations and interpretations of such laws, rules and regulations, these systems, policies, and procedures may not be fully effective. There can be no assurance that we will not be subject to investigations, claims, or other actions or proceedings by regulators or third parties with respect to our past or future compliance with applicable laws, rules, and regulations, the outcome of which may have a Material Adverse Effect.
If we fail to comply with applicable laws, rules, regulations and guidance, such failure could have a Material Adverse Effect. See “Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations could have a Material Adverse Effect” for additional information regarding the regulation of our business.
Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations could have a Material Adverse Effect.
Our Wealth Management business is heavily regulated by multiple agencies, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), state securities and insurance regulators, and other regulatory authorities. Failure to comply with these regulators’ laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect. The regulatory environment in which our Wealth Management business operates is continually evolving, and the level of financial regulation to which we are subject has generally increased in recent years. Among the most significant regulatory changes affecting our Wealth Management business is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which mandates broad changes in the supervision and regulations of the wealth management industry. Regulators implementing the Dodd-Frank Act have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we will market HD Vest products and services, manage HD Vest operations, and interact with regulators. In addition, the Trump Administration has initiated and in some cases completed a broad review of U.S. fiscal laws and regulations. If significant changes are enacted as a result of this review, they could negatively impact our Wealth Management business and cause a Material Adverse Effect.
On April 18, 2018, the SEC issued draft rulemaking addressing standards of conduct for broker-dealers and disclosure requirements for broker-dealers and investment advisers. As presently drafted, the SEC’s proposed rules would impose a “best interest” standard on broker-dealers and their registered representatives, as well as a new disclosure form (Form CRS) that both broker-dealers and investment advisers would have to give clients before providing them investment advice. The SEC’s proposed rules, if adopted in their current form, would heighten the standard of care for broker-dealers when making investment recommendations and would impose disclosure and policy and procedural obligations that could impact the compensation HD Vest and its representatives receive for selling certain types of products, particularly those (such as mutual funds) that offer different compensation across different share classes. The SEC’s proposed rules would also limit our ability to use the terms “advisor” or “adviser” when referring publicly to our registered representatives who are not also advisory licensed. Based on comments by SEC Commissioners when the proposed rules were first presented, however, we believe that the SEC’s proposed rules may substantially change during the public comment process. In addition, the SEC’s final rules may not be issued for many months and, even then, could be the subject of litigation. Accordingly, we cannot predict if and when the SEC will complete any final rulemaking or what the contours of the final rules will be. However, the SEC’s final rules could result in additional compliance costs, lesser compensation, and management distraction, all of which could have a Material Adverse Effect.
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
Our Wealth Management business distributes its products and services through financial advisors who affiliate with us as independent contractors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our financial advisors as independent contractors. Although we believe we have properly classified our advisors as independent contractors, the IRS or other U.S. federal or state authorities or similar authorities may determine that we have misclassified our advisors as independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties, which could have a Material Adverse Effect on our business model, financial condition, and results of operations.
In addition, the SEC and FINRA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, our Wealth Management business is subject to Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended, and related requirements of self-regulatory organizations, which specify minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. As a result of the Net Capital Rule, our ability to withdraw capital from our subsidiaries that comprise our Wealth Management business could be restricted, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock, or pay dividends, which could have a Material Adverse Effect. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.
Our Wealth Management business offers products sponsored by third parties, including, but not limited to, mutual funds, insurance, annuities and alternative investments. These products are subject to complex regulations that change frequently. Although we have controls in place to facilitate compliance with such regulations, there can be no assurance that our interpretation of the regulations will be consistent with various regulators’ interpretations, that our procedures will be viewed as adequate by regulatory examiners, or that the operating subsidiaries will be deemed to be in compliance with regulatory requirements in all material respects. If products sold by our Wealth Management business do not perform as anticipated due to market factors or otherwise, or if product sponsors become insolvent or are otherwise unable to meet their obligations, this could result in material litigation and regulatory action against us. In addition, we could face liabilities for actual or alleged breaches of legal duties to customers with respect to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our financial advisors.

See “Government regulation of our business, including increased regulation or the interpretation of existing laws, rules or regulations, could have a Material Adverse Effect” for additional information regarding the regulation of our business.

The transition of our Wealth Management business to a new clearing platform may negatively impact our operations and our advisors and the customers of our Wealth Management business.
During the second half of 2018, our Wealth Management business completed the conversion (the “Conversion”) of our clearing business to Fidelity Clearing & Custody Solutions (“FCCS”). The Conversion involved significant operational, technological, and logistical effort, since it required all of our Wealth Management business and customer accounts to migrate to FCCS’s clearing platform, together with all of the underlying customer data. While the conversion of client assets is complete, we continue to acclimate our advisors and customers to FCCS’s technology, product offerings, processes and procedures, which we expect will continue through the first half of 2019.
The movement of business to a new clearing firm is an extremely complex and intensive undertaking, and we have committed a significant amount of human, technological, and financial resources to ensure a successful transition. Given the complexity and magnitude of the transition effort, there can be no guarantee that we will not experience unexpected costs, technological failures, incompatibility of systems or policies, or loss of employees, advisors and customers, which could have a Material Adverse Effect. In addition, during the Conversion, we experienced delays in responding to service requests from our advisors. A recurrence of those delays could result in our advisors becoming unsatisfied and leaving.
We may not realize the financial, operational, and customer-experience benefits that we project over the life of our clearing contract with FCCS. Our cash sweep program under the new clearing firm is a significant component of the anticipated financial benefits of the Conversion. The cash sweep program is subject to interest rate volatility. Should the Federal Reserve not increase interest rates at the pace or to the levels anticipated, we would likely recognize lower revenue from the cash sweep program than expected, potentially in a material amount. In addition, our customers may choose to reduce the amount of cash in their accounts, which would reduce the amount of cash in our sweep program. This would reduce our revenue from the cash sweep program, potentially in a material amount. In addition, as part of the Conversion, we plan to implement policies and pricing intended to encourage the conversion of direct-to-fund assets onto FCCS’s clearing platform, but we may not realize the level of conversion of such assets onto FCCS’s clearing platform that we anticipate. Should the number of direct-to-fund assets that convert to FCCS’s platform over the life of our agreement with FCCS fall short of expectations, we will likely receive less economic benefit from the new clearing arrangement than we expected, which could be material.
The technology, service and product offerings presented by FCCS may not be accepted by our advisors or customers at the levels we anticipate, and may not provide the level of benefits that we expect even if accepted. If a significant number of our advisors or customers are or become dissatisfied by the different technology, systems, processes, policies and products that FCCS offers and they leave it could have a Material Adverse Effect.
In addition, our Wealth Management business is dependent on the performance, liquidity and continuity of its clearing firm. Should FCCS fail to provide clearing services at the contracted levels for any reason or suffer a liquidity event, or if FCCS significantly changes the products and services it offers, it could result in a Material Adverse Effect.
Simultaneously with the conversion to FCCS, we initiated transition to a new investment advisory platform offered by Envestnet Asset Management, Inc. (“Envestnet”).  The Envestnet platform is comprehensive and its implementation will substantially change how our Wealth Management business and its Advisors conduct advisory business.  Like the clearing firm conversion, implementation of the Envestnet platform was complex and entailed significant effort and commitment from our employees and contractors.  While implementation of the Envestnet platform is complete, we continue to enhance the platform to conform to our expectations and to acclimate our staff and advisors to the new platform’s workflows, capabilities and procedures. If we are unable to fully integrate the Envestnet platform with our other systems, this could have a Material Adverse Effect.  Similarly, if a significant number of our advisors are or become dissatisfied by the transition to the new Envestnet platform, or by the different technology, systems, processes, and policies it offers, they could leave our Wealth Management business, which could have a Material Adverse Effect.
Our operating systems and network infrastructure are subject to significant and constantly evolving cybersecurity and other technological risks, and the security measures that we have implemented to secure confidential and personal information may be breached; a potential breach may pose risks to the uninterrupted operation of our systems, expose us to mitigation costs, litigation, investigation, fines and penalties by authorities, claims by persons whose information was disclosed, and damage to our reputation.
We collect and retain certain sensitive personal data. Our Tax Preparation and Wealth Management businesses collect, use, and retain large amounts of confidential personal and financial information from their customers, including information regarding income, assets, family members, credit cards, tax returns, login credentials and passwords, bank accounts, social security numbers, and healthcare. Maintaining the integrity of our systems and networks is critical to the success of our business operations, including the retention of our customers and advisors, and to the protection of our proprietary information and our customers' personal information. A major breach of our systems or those of our third-party service providers or partners may have materially negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns. We may detect, or we may receive notices from customers or public or private agencies that they have detected, vulnerabilities in our servers or our software. The existence of vulnerabilities, even if they do not result in a security breach, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such security vulnerabilities before they are exploited.
In addition, hackers may develop and deploy viruses, worms, and other malicious software programs that can be used to attack our offerings. Although we utilize network and application security measures, internal controls, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. Any such incident could cause a Material Adverse Effect and require us to expend significant resources to address these problems, including notification under data privacy regulations. In addition, our employees (including temporary and seasonal employees) and contractors may have access to sensitive and personal information of our customers and employees. While we conduct background checks on our employees and contractors and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach.
It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers. Accounts created with weak or recycled passwords could allow cyberattackers to gain access to customer data. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software. Further, our customers may choose to use the same user ID and password across multiple products and services unrelated to our products. Such customers’ login credentials may be stolen from products offered by third-party service providers unrelated to us and the stolen identity information may be used by a malicious third party to access our products, which could result in disclosure of confidential information.

We rely on third-party vendors to host certain of our sensitive and personal information and data through cloud services. While we conduct due diligence on these third-party partners with respect to their security and business controls, we may not have the ability to effectively monitor or oversee the implementation of these control measures, and, in any event, individuals or third parties may be able to circumvent and/or exploit vulnerabilities that may exist in these security and business controls, resulting in a loss of sensitive and personal customer or employee information and data.
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
Concerns about the current privacy and cybersecurity environment, generally, could deter current and potential customers from adopting our products and services and damage our reputation.
The continued occurrence of cyberattacks and data breaches on governments, businesses and consumers in general, indicates that we operate in an external environment where cyberattacks and data breaches are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which customers often share sensitive financial data. In addition, the increased availability of data obtained as a result of breaches of third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, they could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.
In addition, we currently plan to increase our capture and use of user data for marketing purposes. In connection with our use of user data for marketing efforts, concerns may be expressed about whether our products, services, or processes compromise the privacy of users, customers and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy related matters, even if unfounded, could damage the reputation of our business and our brands and adversely affect our operating results.
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

Criminals may utilize stolen information obtained through hacking, phishing, and other means of identity theft in order to electronically file fraudulent federal and state tax returns. As a result, impacted taxpayers must complete additional forms and go through additional steps in order to report to appropriate authorities that their identities have been stolen and their tax returns were filed fraudulently. Though we offer assistance in the refund recovery process, stolen identity refund fraud could impede our customers’ ability to timely and successfully file their returns and receive their tax refunds, and could diminish customers’ perceptions of the security and reliability of our tax preparation products and services, resulting in negative publicity, despite there having been no breach in the security of our systems. In addition, if stolen identity refund fraud is perpetrated at a material level through our tax preparation products or services, state, federal, or foreign tax authorities may refuse to allow us to continue to process our customers’ tax returns electronically. As a result, stolen identity fraud could have a Material Adverse Effect on our Tax Preparation business.

Federal, state, and foreign governmental authorities in jurisdictions in which we operate have taken action, and may take action in the future, in an attempt to combat stolen identity refund fraud, which may require changes to our systems and business practices in ways we cannot anticipate. These actions may have a Material Adverse Effect on our Tax Preparation business.
Complex and evolving U.S. and international laws and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations or otherwise harm our business.

Regulation related to the provision of online services is evolving as federal, state and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer and use of data. This includes, for example, the European Union’s new regulation, the General Data Protection Regulation, which went into effect on May 25, 2018, and the new California Consumer Protection Act, which will become effective on January 1, 2020. If we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
Other governmental authorities throughout the U.S. and around the world are considering similar types of legislative and regulatory proposals concerning data protection. Each of these privacy, security and data protection laws and regulations could impose significant limitations, require changes to our business, require notification to customers or workers of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior, which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties and other damages. We have incurred, and may continue to incur, significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards or contractual obligations.

If we are unable to develop, manage, and maintain critical third-party business relationships for our Tax Preparation and Wealth Management businesses, it could result in a Material Adverse Effect.
Our Tax Preparation and Wealth Management businesses are dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third-party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, and licensing partners, among others, in many areas of these businesses to deliver our services and products. In certain instances, the products or services provided through these third-party relationships may be difficult to replace or substitute, depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. The failure of third parties to provide acceptable and high-quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations, which may materially reduce our revenues and profits, cause us to lose customers, and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
Our Wealth Management business does not offer any proprietary financial products. Instead, it distributes investment and insurance products through distribution agreements with third-party financial institutions, including banks, mutual funds, and insurance companies. These products are sold by our advisors, who are independent contractors. Maintaining and deepening relationships with these unaffiliated distributors and advisors is an important part of our growth strategy because strong third-party distribution arrangements enhance our ability to market our products and increase our advisory assets, revenues, and profitability. There can be no assurance that the distribution and advisor relationships we have established will continue, or that they will continue under existing terms. Our distribution partners and advisors may cease to operate, consolidate, institute cost-cutting efforts, discontinue product sales or compensation streams, or otherwise terminate their relationship with us. Any such reduction in access to third-party distributors and advisors may have a material adverse effect on our ability to market our products and to generate revenue in our Wealth Management segment. In addition, there are risks associated with our third-party clearing firm that we rely on to provide clearing services for our Wealth Management business that are discussed above.
Access to investment and insurance product distribution channels is subject to intense competition due to the large number of competitors and products in the broker-dealer, investment advisory and insurance industries. Relationships with distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of revenue we realize based on sales of particular products or customer assets. In addition, regulatory changes (such as the SEC’s proposed “best interest” standard) may negatively impact our revenues and profits related to particular products or services. Any increase in the costs to distribute our products or reduction in the type or amount of products made available for sale, or revenue associated with those products, could have a Material Adverse Effect.
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
The United States government’s inability to agree on a federal budget may adversely impact our operations and financial results.
In the past, the failure of the United States government to timely complete its budget process has resulted in shutdowns of the federal government, including most recently a shutdown that began on December 22, 2018 and lasted until January 25, 2019. During these shutdowns, certain regulatory agencies, such as the Internal Revenue Service and the United States Department of the Treasury, have had to furlough critical employees and cease certain critical activities.
During a prolonged government shutdown, the ability of the Internal Revenue Service to timely review and process tax return filings may be significantly delayed, and representatives of the Internal Revenue Service may be unable to answer crucial taxpayer questions. Even after the shutdown has ended, the Internal Revenue Service may be significantly delayed in processing tax return filings as a result of accumulating a backlog of filings during the shutdown. These may be further exacerbated in years where there are significant changes to existing tax legislation, such as the application of the Tax Legislation to tax return filings related to the 2018 tax year. Any uncertainty surrounding the ability of the Internal Revenue Service to process tax return filings and respond to taxpayer questions could cause our customers not to purchase or to delay purchasing our products and services, thereby negatively impacting our revenues and future financial results, which could result in a Material Adverse Effect.
Our website and transaction management software, data center systems, or the systems of third-party co-location facilities and cloud service providers could fail or become unavailable or otherwise be inadequate, which could materially harm our reputation and/or result in a material loss of revenues and current or potential customers and have a Material Adverse Effect.
Any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could materially reduce our revenue and impair our ability to properly process transactions. We use both internally developed and third-party systems, including cloud computing and storage systems, for our online services and certain aspects of transaction processing. Some of our systems are relatively new, and we have some systems that may need updating, which could cause them to be subject to failure or unreliability. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in customer satisfaction, additional expense, or delays in reporting accurate financial information. For example, we have been migrating data to the cloud. This migration has been costly and has diverted some of management’s attention and resources in order to ensure a smooth transition to the cloud.
Our data centers and cloud service could be susceptible to damage or disruption, which could have a Material Adverse Effect. Our Tax Preparation and Wealth Management businesses have business continuity plans that include secondary disaster recovery centers, but if their primary data centers fail and those disaster recovery centers do not fully restore the failed environments, our business could suffer. In particular, if such interruption occurs during the tax season, it could have a Material Adverse Effect on our Tax Preparation business.
We regularly invest resources to update and improve our internal information technology systems and software platforms. If we experience prolonged delays or unforeseen difficulties in updating and upgrading our systems and architecture, we may experience outages and may not be able to deliver certain offerings and develop new offerings and enhancements that we need to remain competitive. Such improvements and upgrades are often complex, costly and time consuming. In addition, such improvements can be challenging to integrate with our existing technology systems, or may uncover problems with our existing technology systems. Unsuccessful implementation of hardware or software updates and improvements could result in outages, disruption in our business operations, loss of revenue or damage to our reputation.
Our systems and operations, and those of our third-party service providers and partners, could be damaged or interrupted by fire, flood, earthquakes, other natural disasters, power loss, telecommunications failure, internet breakdown, break-in, human error, software bugs, hardware failures, malicious attacks, computer viruses, computer denial of service attacks, terrorist attacks, or other events beyond our control. Such damage or interruption may affect internal and external systems that we rely upon to provide our services, take and fulfill customer orders, handle customer service requests, and host other products and services. During the period in which services are unavailable, we could be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide services. We could face significant losses as a result of these events, and our business interruption insurance may not be adequate to compensate us for all potential losses, which could result in a Material Adverse Effect.
Current and future litigation or regulatory proceedings or adverse court interpretations of the laws under which the Company operates could have a Material Adverse Effect.
Many aspects of our business involve substantial risks of liability. We are currently subject to lawsuits and are likely to be subject to litigation in the future. In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Any lawsuits to which we are subject, such as purported class actions, shareholder derivative lawsuits or claims by wealth management customers, could result in substantial expenditures, generate adverse publicity and could significantly impair our business, or force us to cease offering certain products or services. Defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees and other related costs. In addition, litigation or regulatory proceedings or actions brought by state or federal agencies relating to our products or services may result in additional restrictions on the offering of certain of our products or services. To the extent that any such additional restrictions or legal claims limit our ability to offer such products or services, it could result in a Material Adverse Effect.
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

We use stock options, restricted stock units, and other equity-based awards to recruit and retain senior-level employees. With respect to those employees to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in the aggregate or individually is either not deemed by the employee to be substantial enough or deemed so substantial that the employee leaves after their equity-based awards vest. If our stock price does not increase significantly above the exercise prices of our options, we may need to issue new equity-based awards in order to motivate and retain our key employees. We may undertake or seek stockholder approval to undertake other equity-based programs to retain our employees, which may be viewed as dilutive to our existing stockholders or may increase our compensation costs. There can be no assurance that any such programs, if approved by our stockholders, or any other incentive programs, would be successful in motivating and retaining our employees.
We may be negatively impacted by the recently passed Tax Cuts and Jobs Act or by any future changes in tax laws.
On December 22, 2017, President Trump signed the Tax Cuts and Jobs Act into law. It is difficult to know at this time how our customers will view the new federal tax laws that were enacted in late 2017 because 2019 will be the first tax season where these laws are in effect. Possible outcomes include a short-term or long-term increase in customers that prefer professional tax advice and preparation services rather than using our software or we may see a change in our how customers value our software services as customers may perceive their tax preparation has become simpler as a result of the new tax laws, which could result in lower demand for our products and could reduce revenue and/or the number of units sold.
Changes in state and federal tax laws require updates to our tax preparation software used in our Tax Preparation business. Such updates are costly and may be time consuming to ensure that they accurately reflect the new laws that are adopted. In addition, further changes in the way that state and federal governments structure their taxation regimes could also cause a Material Adverse Effect on our Tax Preparation business. The introduction of a simplified or flattened federal or state taxation structure may make our services less necessary or attractive to individual filers, which could reduce revenue and the number of units sold. We also face risk from the possibility of increased complexity in taxation structures, which may encourage some of our customers to seek professional tax advice instead of using our software or services. In the event that such changes to tax structures cause us to lose market share or cause a decline in customers, it could cause a Material Adverse Effect.
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
If others claim that our services infringe upon their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.
Companies and individuals with rights relating to the technology industry have frequently resorted to litigation regarding intellectual property rights. These parties have in the past made, and may in the future make, claims against us alleging infringement of patents, copyrights, trademarks, trade secrets, or other intellectual property or proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, or require removal or redesigning of our products or services, payment of damages for infringement, or entry into royalty or licensing agreements. Our technology, services, and products may not be able to withstand any third-party claims or rights against their use. In some cases, the ownership or scope of an entity’s or person’s rights is unclear. In addition, the ownership or scope of such rights may be altered by changes in the legal landscape, such as through developments in U.S. or international intellectual property laws or regulations or through court, agency, or regulatory board decisions. If a successful claim of infringement were made against us and we could not develop non-infringing technology or content or license the infringed or similar technology or content on a timely and cost-effective basis, our financial condition and results of operations could be materially and adversely affected.
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
To protect our rights related to our services and technology, we rely on a combination of copyright and trademark laws, trade secrets, confidentiality agreements with employees and third parties, and protective contractual provisions. We also rely on laws pertaining to trademarks and domain names to protect the value of our corporate brands and reputation. Despite our efforts to protect our proprietary rights, unauthorized parties may copy aspects of our services or technology, obtain and use information, marks, or technology that we regard as proprietary, or otherwise violate or infringe our intellectual property rights. In addition, it is possible that others could independently develop substantially equivalent intellectual property. Effectively policing the unauthorized use of our services and technology is time-consuming and costly, and the steps taken by us may not prevent misappropriation of our technology or other proprietary assets. If we do not effectively protect our intellectual property, or if others independently develop substantially equivalent intellectual property, our competitive position could be materially weakened.
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
In May 2017, we entered into a credit agreement with a syndicate of lenders in order to (a) refinance the credit facilities previously entered into in 2015 to finance the HD Vest acquisition, (b) redeem our convertible notes that were outstanding at the time, and (c) provide a term loan and revolving line of credit for future working capital, capital expenditure and general business purposes (the “Blucora senior secured credit facilities”). As of December 31, 2018, we had $265.0 million of outstanding indebtedness under the term loan, and we had not borrowed any amounts under the revolving credit facility. The final maturity date of the term loan is May 22, 2024. Under the terms of the revolving credit facility, we may borrow up to $50.0 million.
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

The Blucora senior secured credit facilities impose certain restrictions on us, including restrictions on our ability to create liens, incur indebtedness and make investments. In addition, the Blucora senior secured credit facilities include covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. This borrowing, and our ability to repay it, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.
In addition, we or our subsidiaries, may incur additional debt in the future. Any additional debt may result in risks similar to those discussed above or in other risks specific to the credit agreements entered into for those debts.
Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.
Although we believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. As of December 31, 2018, we had $265.0 million outstanding under our term loan. Servicing this debt will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations in the future sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Our ability to refinance our indebtedness will depend on the capital markets and our financial condition and results at such time. We may not be able to engage in any of these activities or engage in these activities on desirable terms, which could result in a default on our debt obligations.
In addition, we may evaluate complementary acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash balances and marketable investments. If we are unable to liquidate our investments when we need liquidity for complementary acquisitions or for other business purposes, we may need to change or postpone such acquisitions or find alternative financing for them. We may seek additional funding through public or private financings, through sales of equity, or through other arrangements. Our ability to raise funds may be materially and adversely affected by a number of factors, including factors beyond our control, such as economic conditions in the markets in which we operate and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. Any sale of a substantial amount of our common stock in the public market, either in the initial issuance or in a subsequent resale, could have a material adverse effect on the market price of our common stock. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could materially harm our business.
OTHER RISKS
Our stock price has been highly volatile and such volatility may continue.
The trading price of our common stock has been highly volatile, and such volatility does not always correspond to fluctuations in the market. Between January 1, 2017 and December 31, 2018, our closing stock price ranged from $14.45 to $40.25. On February 22, 2019, the closing price of our common stock was $27.02. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this report and the following:

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
Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•	the inability of any of our businesses to implement business plans and to meet our expectations;

•	the seasonality of our Tax Preparation business and the resulting large quarterly fluctuations in our revenues;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	the level and mix of total client assets and advisory assets, which are subject to fluctuation based on market conditions and customer activity;

•	the mix of revenues generated by existing businesses, discontinued operations or other businesses that we develop or acquire;

•	changes in interest rates affecting cash sweep revenue;

•	volatility in stock markets impacting the value of our advisory assets;

•	gains or losses driven by fair value accounting;

•	litigation expenses and settlement costs;

•	misconduct by employees and/or HD Vest financial advisors, which is difficult to detect and deter;

•	expenses incurred in finding, evaluating, negotiating, consummating, and integrating acquisitions;

•	impairment or negative performance of the many different industries and counterparties we rely on and are exposed to;

•	any restructuring charges we may incur;

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
Our utilization of our federal net operating loss carryforwards (“NOLs”) may be severely limited or potentially eliminated.
As of December 31, 2018, we had federal NOLs of $454.5 million that will expire primarily between 2020 and 2027, with the majority of them expiring between 2020 and 2024. We are currently able to offset all of our tax liabilities with our federal NOLs, but we may not generate sufficient taxable income in future years to utilize all of our NOLs prior to their expiration. If our federal NOLs expire unused, their full benefit will not be achieved. In addition, in years where our income exceeds our federal NOLs, which we expect to begin occurring in 2022, we will be required to make additional income tax payments.
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
If we are unable to use our federal NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions.
Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire us, even if a change of control would be beneficial to our existing stockholders. For example, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder. In addition, our certificate of incorporation and bylaws contain provisions that may discourage, delay, or prevent a third party from acquiring us without the consent of our board of directors, even if doing so would be beneficial to our stockholders. Provisions of our charter documents that could have an anti-takeover effect include:

•
the classification of our board of directors, which is being phased out between 2017 and 2020, into three groups so that directors serve staggered three-year terms, which may make it difficult for a potential acquirer to gain control of our board of directors;

•	the requirement for supermajority approval by stockholders for certain business combinations;

•	the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our board of directors to amend or repeal our bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain restrictions in our certificate of incorporation on transfers of our common stock designed to preserve our federal NOLs.

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

ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
All of our facilities are leased.  We believe our properties are suitable and adequate for our present needs.
Our principal corporate office is located in Irving, Texas. The headquarters and data center facility for our HD Vest business, which comprises our Wealth Management segment, are in Irving, Texas, and we have a backup data center for our HD Vest business in Elk Grove, Illinois, as well as access to multiple disaster recovery and data centers across the country through a third party vendor. The headquarters for our TaxAct business, which comprises our Tax Preparation segment, is in Cedar Rapids, Iowa. Our TaxAct business leverages cloud computing for primary and disaster recovery data services.
ITEM 3. Legal Proceedings
See "Note 11: Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for information regarding legal proceedings.
ITEM 4. Mine Safety Disclosures
None.

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol “BCOR.” On February 22, 2019, the last reported sale price for our common stock on the NASDAQ Global Select Market was $27.02 per share.
Holders
As of February 22, 2019, there were 359 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.
Share Repurchases
There were no stock repurchases in 2018 and 2017.

ITEM 6. Selected Financial Data
The following data is derived from our audited consolidated financial statements and should be read along with "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, our consolidated financial statements and notes in Part II Item 8, and the other financial information included elsewhere in this report.

		Years ended December 31,
		2018	2017	2016	2015	2014
Consolidated Statements of Operations Data:	(1)	(In thousands, except per share data)
Revenue:
Wealth management services revenue		$373,174	$348,620	$316,546	$—	$—
Tax preparation services revenue		187,282	160,937	139,365	117,708	103,719
Total revenue		560,456	509,557	455,911	117,708	103,719
Operating income (loss)		67,677	48,037	37,117	(4,807)	4,603
Other loss, net		(15,797)	(44,551)	(39,781)	(12,542)	(13,489)
Income (loss) from continuing operations before income taxes		51,880	3,486	(2,664)	(17,349)	(8,886)
Income tax benefit (expense)		(311)	25,890	1,285	4,623	3,342
Income (loss) from continuing operations		51,569	29,376	(1,379)	(12,726)	(5,544)
Discontinued operations, net of income taxes	(2)	—	—	(63,121)	(27,348)	(30,003)
Net income (loss)		51,569	29,376	(64,500)	(40,074)	(35,547)
Net income attributable to noncontrolling interests		(935)	(2,337)	(658)	—	—
Net income (loss) attributable to Blucora, Inc.		$50,634	$27,039	$(65,158)	$(40,074)	$(35,547)
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations		$0.94	$0.61	$(0.05)	$(0.31)	$(0.13)
Discontinued operations		—	—	(1.52)	(0.67)	(0.73)
Basic net income (loss) per share		$0.94	$0.61	$(1.57)	$(0.98)	$(0.86)
Weighted average shares outstanding, basic		47,394	44,370	41,494	40,959	41,396
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations		$0.90	$0.57	$(0.05)	$(0.31)	$(0.13)
Discontinued operations		—	—	(1.52)	(0.67)	(0.73)
Diluted net income (loss) per share		$0.90	$0.57	$(1.57)	$(0.98)	$(0.86)
Weighted average shares outstanding, diluted		49,381	47,211	41,494	40,959	41,396

Consolidated Balance Sheet Data:	(1)
Cash, cash equivalents, and investments		$84,524	$59,965	$58,814	$66,774	$293,588
Working capital	(2) (3) (4)	82,788	47,641	43,480	174,571	299,431
Total assets		997,725	1,001,671	1,022,659	1,299,548	865,775
Total long-term liabilities	(2) (3) (4)	316,905	390,495	535,577	656,122	311,692
Total stockholders’ equity		607,595	541,387	417,019	462,284	479,025

(1)	On December 31, 2015, we acquired HD Vest. See "Note 4: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(2)
On October 14, 2015, we announced plans to divest the Search and Content and E-Commerce businesses. Accordingly, the operating results of these businesses have been presented as discontinued operations for all periods presented, and the related balance sheet data has been classified in its entirety within current assets and current liabilities as of December 31, 2015 but classified within current and long-term assets and liabilities, as appropriate, for prior periods. We sold the Search and Content business and the E-Commerce business on August 9, 2016 and November 17, 2016, respectively.

(3)
During 2016 our Convertible Senior Notes were classified as a long-term liability with an outstanding balance, net of discount and issuance costs, of $164.2 million. See "Note 10: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

(4)	See "Note 5: Discontinued Operations" and "Note 10: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for a discussion of debt activity.
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
Introduction and Company History
Blucora operates two businesses: a Wealth Management business and a digital Tax Preparation business. The Wealth Management business consists of the operations of HD Vest, which provides wealth management solutions for financial advisors and their clients. The Tax Preparation business consists of the operations of TaxAct and provides digital tax preparation solutions for consumers, small business owners, and tax professionals.
For a further discussion of Blucora's businesses and history, see "Business" in Part I Item 1 of this report.
Recent Developments
In 2018, we commenced our new clearing services relationship with Fidelity Clearing & Custody Solutions pursuant to an agreement that we executed during the third quarter of 2017. We expect the new clearing relationship to provide tangible benefits to our advisors and customers in the form of improved technology, product offerings and service. We currently expect that this relationship could generate in excess of $120.0 million of incremental Wealth Management segment income over the 10 years following the conversion to the new platform. In the fourth quarter of 2018, we received approximately $9.3 million of operating cash flows from incentives from this relationship, which will benefit Wealth Management segment income over the succeeding 10 years and will offset operating expenses.
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
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Revenue	$560,456	10%	$509,557	12%	$455,911
Operating income	$67,677	41%	$48,037	29%	$37,117
Year ended December 31, 2018 compared with year ended December 31, 2017
Revenue increased approximately $50.9 million due to increases of $24.6 million and $26.3 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $19.6 million, consisting of the $50.9 million increase in revenue and offset by a $31.3 million increase in operating expenses. Key changes in operating expenses were:

•
$22.4 million increase in the Wealth Management segment's operating expenses, primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, consulting costs, costs incurred in connection with our transition to our new clearing firm, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.

•
$12.0 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spend on marketing, particularly offline media and digital marketing efforts, an increase in engineering development projects, an increase in consulting expenses primarily related to strategic initiatives and an increase in personnel costs, that was primarily related to additional headcount.

•
$3.2 million decrease in corporate-level expense activity, primarily due to lower Strategic Transformation costs, which primarily consisted of severance and other personnel-related costs, offset by higher depreciation due to the abandonment of certain internally-developed software fixed assets and an increase in personnel costs, that was primarily related to additional headcount.

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
Operating income increased approximately $10.9 million, consisting of the $53.6 million increase in revenue and offset by a $42.7 million increase in operating expenses. Key changes in operating expenses were:

•
$27.5 million increase in the Wealth Management segment's operating expenses, primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher net personnel expenses as we continued to standardize employee benefits across our businesses.

•
$15.5 million increase in the Tax Preparation segment’s operating expenses, primarily due to higher spending on marketing, higher professional services fees mostly related to marketing and development projects, higher data center costs related to software support and maintenance fees, increases in growth initiative investments, and higher personnel expenses.

•
$0.3 million decrease in corporate-level expense activity, primarily due to lower stock-based compensation costs due to fewer grants in 2017 compared to 2016 and higher expense recognized in 2016 related to grants made to HD Vest employees in 2016 in connection with the HD Vest acquisition, partially offset by decreases within our Tax Preparation business due to prior forfeitures, and lower personnel costs, both offset by Strategic Transformation costs.

SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“GAAP”) and include certain reconciling items attributable to our segments. Segment information appearing in "Note 3: Segment Information and Revenues" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition-related costs, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. Rather, we analyze such general and administrative costs separately under the heading "Corporate-level activity."
We have two reportable segments: Wealth Management and Tax Preparation.

Wealth Management

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Revenue	$373,174	7%	$348,620	10%	$316,546
Operating income	$53,053	4%	$50,916	10%	$46,296
Segment margin	14%		15%		15%
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
Sources of revenue

(In thousands, except percentages)			Year ended December 31,
	Sources of Revenue	Primary Drivers	2018	Change	2017	Change	2016
Advisor-driven	Commission	- Transactions - Asset levels	$164,201	2%	$160,241	7%	$150,125
	Advisory	- Advisory asset levels	164,353	13%	145,694	13%	129,417
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	31,456	20%	26,297	16%	22,653
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	13,164	(20)%	16,388	14%	14,351
	Total revenue		$373,174	7%	$348,620	10%	$316,546
	Total recurring revenue		$303,117	9%	$277,546	11%	$249,310
	Recurring revenue rate		81.2%		79.6%		78.8%
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
Business metrics

(In thousands, except percentages and as otherwise indicated)
	Years ended December 31,
	2018	Change	2017	Change	2016
Total Client Assets	$42,249,055	(4)%	$44,178,710	14%	$38,663,566
Brokerage Assets	$29,693,650	(4)%	$31,648,545	12%	$28,266,495
Advisory Assets	$12,555,405	—%	$12,530,165	21%	$10,397,071
Percentage of Total Client Assets	29.7%		28.4%		26.9%
Number of advisors (in ones)	3,593	(10)%	3,999	(11)%	4,472
Advisor-driven revenue per advisor	23.2	14%	20.4	25%	16.3
Total client assets ("total client assets") includes assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts, annuities and mutual fund positions held directly with fund companies. These assets are not reported on the consolidated balance sheets. Total client assets were previously reported as "Assets Under Administration" or "AUA."

For the year ended December 31, 2018, total client assets includes $34.5 million of assets held at our former clearing firm for which we are broker-of-record and whose conversion was administratively delayed.
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
Year ended December 31, 2018 compared with year ended December 31, 2017
Wealth Management revenue increased approximately $24.6 million as a result of the factors discussed with each source of revenue below.
Wealth Management operating income increased approximately $2.1 million, consisting of the $24.6 million increase in revenue, offset by a $22.4 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, consulting costs and costs incurred in connection with our transition to our new clearing firm, and an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.
Year ended December 31, 2017 compared with year ended December 31, 2016
Wealth Management revenue increased approximately $32.1 million as a result of the factors discussed with each source of revenue below.
Wealth Management operating income increased approximately $4.6 million, consisting of the $32.1 million increase in revenue, offset by a $27.5 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher net personnel expenses as we continued to standardize employee benefits across our businesses.

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

(In thousands)	Years ended December 31,
	2018	Change	2017	Change	2016
By product category:
Mutual funds	$87,624	4%	$84,159	6%	$79,476
Variable annuities	51,199	—%	51,385	8%	47,641
Insurance	14,160	8%	13,146	10%	11,909
General securities	11,218	(3)%	11,551	4%	11,099
Total commission revenue	$164,201	2%	$160,241	7%	$150,125
By sales-based and trailing:
Sales-based	$67,350	(1)%	$68,199	6%	$64,452
Trailing	96,851	5%	92,042	7%	85,673
Total commission revenue	$164,201	2%	$160,241	7%	$150,125
In 2018, sales-based commission revenue decreased approximately $0.8 million, primarily due to increased activity in equities, that was more than offset by decreased activity in mutual funds and alternative investments. General securities include equities, exchange-traded funds, bonds and alternative investments.
In 2018, trailing commission revenue increased approximately $4.8 million and reflects an increase in the market value of the underlying assets.
In 2017, sales-based commission revenue increased approximately $3.7 million, primarily due to increased activity in mutual funds, insurance and general securities resulting from overall market performance, portfolio rebalancings, product availability and segment refocusing. General securities include equities, exchange-traded funds, bonds and alternative investments.
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
The activity within our advisory assets was as follows:

(In thousands)	Year ended December 31,
	2018	2017	2016
Balance, beginning of the period	$12,530,165	$10,397,071	$9,692,244
Net increase in new advisory assets	957,252	794,184	150,701
Market impact and other	(932,012)	1,338,910	554,126
Balance, end of the period	$12,555,405	$12,530,165	$10,397,071
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue due to advisory fees being billed in advance. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets.

In 2018, the increase in advisory revenue of approximately $18.7 million was primarily due to the increase in the beginning-of-period advisory assets for 2018 compared with 2017.
In 2017, the increase in advisory revenue of approximately $16.3 million was consistent with the increase in the beginning-of-period advisory assets for 2017 compared with 2016.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues, primarily including margin revenues.
In 2018, asset-based revenue increased $5.2 million, primarily from increased revenues from financial product manufacturer sponsorship programs, higher cash sweep revenues following increases in interest rates and impacts from our transition to our new clearing firm in the third quarter of 2018.
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
In 2018, transaction and fee revenue decreased approximately $3.2 million primarily due to the impact of the adoption of new revenue recognition standards in the first quarter of 2018 and lower technology fees. See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information concerning the impact of the new revenue recognition standards on our operating results.
In 2017, transaction and fee revenue increased approximately $2.0 million primarily related to advisor fee increases.
Tax Preparation

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Revenue	$187,282	16%	$160,937	15%	$139,365
Operating income	$87,249	20%	$72,921	9%	$66,897
Segment margin	47%		45%		48%
Tax Preparation revenue is derived primarily from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services include tax preparation support services, e-filing services, bank or reloadable pre-paid debit card services, and other value-added services, including tax and wealth management services through our Wealth Management business.
Revenue by category was as follows:

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Consumer	$172,207	17%	$147,084	16%	$126,289
Professional	15,075	9%	13,853	6%	13,076
Total revenue	$187,282	16%	$160,937	15%	$139,365
We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and digital services. We consider the volume of e-files to be an important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Digital e-files	3,539	(14)%	4,097	(17)%	4,926
Desktop e-files	159	(18)%	193	(21)%	244
Total e-files	3,698	(14)%	4,290	(17)%	5,170
We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Free File Alliance e-files are included within digital e-files above.
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

(In thousands, except percentages and as	Years ended December 31,
otherwise indicated)	2018	Change	2017	Change	2016
E-files	1,833	3%	1,774	1%	1,755
Units sold (in ones)	20,636	—%	20,694	2%	20,290
E-files per unit sold (in ones)	88.8	4%	85.7	(1)%	86.5
Year ended December 31, 2018 compared with year ended December 31, 2017
Tax Preparation revenue increased approximately $26.3 million, primarily due to growth in revenue earned from digital consumer users and increased sales of our professional tax preparer software. Digital consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases, which are expected to continue to be the primary driver of growth in the near future. The decrease in e-files was consistent with our expectations as we continued our multi-year pivot toward more profitable customers. Revenue derived from professional tax preparers increased, despite a minor decrease in the number of professional preparer units sold, primarily due to growth in average revenue per user, primarily resulting from price increases. Revenue from ancillary services, primarily tax refund payment transfer, also grew primarily resulting from price increases.
Tax Preparation operating income increased approximately $14.3 million, consisting of the $26.3 million increase in revenue and offset by a $12.0 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to higher spend on marketing, particularly offline media and digital marketing efforts, an increase in engineering development projects, and an increase in consulting expenses primarily related to strategic initiatives.
Year ended December 31, 2017 compared with year ended December 31, 2016
Tax Preparation revenue increased approximately $21.6 million primarily due to growth in revenue earned from digital consumer users and, to a lesser extent, increased sales of our professional tax preparer software. Digital consumer revenue grew, despite a decrease in e-files, due to growth in average revenue per user, primarily resulting from price increases. Revenue derived from professional tax preparers increased primarily due to an increase in the number of professional preparer units sold.
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

Corporate-Level Activity

(In thousands)	Years ended December 31,
	2018	Change	2017	Change	2016
Operating expenses	$20,494	$(2,413)	$22,907	$3,908	$18,999
Stock-based compensation	13,253	1,600	11,653	(2,475)	14,128
Acquisition-related costs	—	—	—	(391)	391
Depreciation	5,003	866	4,137	(408)	4,545
Amortization of acquired intangible assets	33,586	(416)	34,002	(141)	34,143
Restructuring	288	(2,813)	3,101	(769)	3,870
Total corporate-level activity	$72,624	$(3,176)	$75,800	$(276)	$76,076
Certain corporate-level activity is not allocated to our segments, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition-related costs, depreciation, amortization of acquired intangible assets, and restructuring. For further detail, refer to segment information appearing in "Note 3: Segment Information and Revenues" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Year ended December 31, 2018 compared with year ended December 31, 2017
Operating expenses included in corporate-level activity decreased primarily due to lower Strategic Transformation costs, which primarily consisted of severance and other personnel-related costs.
Stock-based compensation increased primarily due to activity within our Wealth Management business related to stock options granted to certain HD Vest financial advisors and a decrease in forfeitures from the prior period, partially offset by lower expenses related to the impact of equity award modifications associated with certain individuals impacted by the relocation of our corporate headquarters in 2017.
Depreciation expense increased primarily due to the abandonment of certain internally-developed software fixed assets.
Restructuring expense relates to non-recurring expenses incurred due to the relocation of our corporate headquarters during 2017 from Bellevue, Washington to Irving, Texas. Further detail is provided under the "Operating Expenses - Restructuring" section below.
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
Stock-based compensation decreased primarily due to fewer grants in the current year and higher expense recognized in 2016 related to grants made to HD Vest employees in 2016 that were made in connection with the HD Vest acquisition, partially offset by activity within our Tax Preparation business due to prior forfeitures.
Acquisition-related costs, depreciation and amortization of acquired intangible assets were comparable to 2016.
Restructuring relates to expenses incurred in connection with the relocation of our corporate headquarters in 2017. Further detail is provided under the "Operating Expenses - Restructuring" section of the management's discussion and analysis of financial condition and results of operations below.

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Wealth management services cost of revenue	$253,580	$17,721	$235,859	$21,863	$213,996
Tax preparation services cost of revenue	10,040	22	10,018	1,650	8,368
Amortization of acquired technology	99	(96)	195	(617)	812
Total cost of revenue	$263,719	$17,647	$246,072	$22,896	$223,176
Percentage of revenue	47%		48%		49%
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
Year ended December 31, 2018 compared with year ended December 31, 2017
Wealth management services cost of revenue increased primarily due to higher commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.
Tax preparation services cost of revenue was comparable to 2017 as the cost of maintaining our tax preparation platform is somewhat fixed, and does not necessarily vary with revenues.
Year ended December 31, 2017 compared with year ended December 31, 2016
Wealth management services cost of revenue increased primarily due to an increase in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, and higher stock-based compensation costs related to grants to certain HD Vest financial advisors made during 2017 because no comparable grants were made in 2016.
Tax preparation services cost of revenue increased primarily due to an increase in data center costs related to software support and maintenance fees.
Amortization of acquired technology decreased due to amortization expense associated with concluding the useful life of certain TaxAct acquisition-related intangible assets during 2016.
Engineering and Technology

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Engineering and technology	$19,332	$(282)	$19,614	$1,834	$17,780
Percentage of revenue	3%		4%		4%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Year ended December 31, 2018 compared with year ended December 31, 2017

Engineering and technology expenses were substantially the same compared to the prior year.
Year ended December 31, 2017 compared with year ended December 31, 2016
Engineering and technology expenses increased primarily due to an increase in consulting and professional services fees, mostly related to Tax Preparation development projects.
Sales and Marketing

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Sales and marketing	$111,361	$8,563	$102,798	$13,438	$89,360
Percentage of revenue	20%		20%		20%
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
Year ended December 31, 2018 compared with year ended December 31, 2017
Sales and marketing expenses increased primarily due to higher spend on marketing, particularly offline media and digital marketing efforts in our Tax Preparation business, increased personnel costs primarily related to additional headcount, consulting costs and costs incurred in connection with our transition to a new clearing firm, which was completed in the third quarter of 2018, higher educational development expenses for our Wealth Management advisors and personnel costs primarily related to increases in headcount, offset by the reclassification of certain regulatory fees following the adoption of ASC 606.
Year ended December 31, 2017 compared with year ended December 31, 2016
Sales and marketing expenses increased primarily due to a $7.8 million increase in marketing expenses and a $3.8 million increase in personnel expenses. The increase in marketing expenses was driven by increased marketing in our Tax Preparation business. Personnel expenses increased primarily due to the standardization of employee benefits across our business.
General and Administrative

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
General and administrative	$60,124	$7,456	$52,668	$5,272	$47,396
Percentage of revenue	11%		10%		10%
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
Year ended December 31, 2018 compared with year ended December 31, 2017
G&A expenses increased primarily due to an increase in consulting expenses primarily related to strategic initiatives, software expenses mainly related to security enhancements and personnel costs primarily related to additional headcount.
Year ended December 31, 2017 compared with year ended December 31, 2016

G&A expenses increased primarily due to a $4.9 million net increase in personnel expenses, mainly related to Strategic Transformation Costs and costs associated with leadership changes at HD Vest, offset by lower stock-based compensation due to fewer grants in 2017 and higher expense recognized in 2016 related to the timing of grants.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Depreciation	$4,468	$1,008	$3,460	$(421)	$3,881
Amortization of acquired intangible assets	33,487	(320)	33,807	476	33,331
Total	$37,955	$688	$37,267	$55	$37,212
Percentage of revenue	7%		7%		8%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer relationships, which are amortized over their estimated lives.
Year ended December 31, 2018 compared with year ended December 31, 2017
Depreciation expense increased primarily due to the abandonment of certain internally-developed software fixed assets in 2018.
Year ended December 31, 2017 compared with year ended December 31, 2016
Depreciation and amortization expenses were substantially the same compared to the prior year.
Restructuring

(In thousands, except percentages)	Years ended December 31,
	2018	Change	2017	Change	2016
Restructuring	$288	$(2,813)	$3,101	$(769)	$3,870
Percentage of revenue	—%		1%		1%
In connection with the Strategic Transformation, including the 2017 relocation of our headquarters, we have incurred restructuring costs of approximately $7.3 million, which includes all costs associated with our non-cancelable operating lease for our former corporate headquarters in Bellevue. While the relocation and the related costs were substantially completed by June 2017, the Company incurred some costs in the year ended December 31, 2018, primarily related to employees who continued to provide service during a portion of 2018.
See "Note 6: Restructuring" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on restructuring.
Other Loss, Net

(In thousands)	Years ended December 31,
	2018	Change	2017	Change	2016
Interest expense	$15,610	$(5,601)	$21,211	$(11,213)	$32,424
Loss on debt extinguishment and amortization of debt issuance costs	2,367	(19,167)	21,534	18,658	2,876
Accretion of debt discounts	163	(1,784)	1,947	(2,743)	4,690
Interest income	(349)	(239)	(110)	(29)	(81)
Other	(1,994)	(1,963)	(31)	97	(128)
Other loss, net	$15,797	$(28,754)	$44,551	$4,770	$39,781

Year ended December 31, 2018 compared with year ended December 31, 2017
The decrease in interest expense relates to lower balances in the Blucora senior secured credit facilities following several prepayments, and the repricing and lowering, in November 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities to 3.0% for Eurodollar Rate loans and 2.0% for ABR loans. See "Note 10: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information.
For the year ended December 31, 2017 we had a loss on debt extinguishment related to the prepayment of a portion of the credit facility previously entered into in 2015 for the purpose of financing the HD Vest acquisition (the "TaxAct - HD Vest 2015 credit facility"). In connection with the refinancing through the Blucora senior secured credit facilities that was entered into in May 2017, we paid-off the remaining TaxAct - HD Vest 2015 credit facility and wrote-off the remaining unamortized debt discount and issuance costs.
The decrease in other primarily related to a $2.1 million gain on the sale of an investment in 2018.
Year ended December 31, 2017 compared with year ended December 31, 2016
The changes in interest expense, loss on debt extinguishment, amortization of debt issuance costs, and accretion of debt discounts primarily related to lower balances in the TaxAct - HD Vest 2015 credit facility and our formerly outstanding Convertible Senior Notes ("the Notes") due to prepayments on a portion of the TaxAct - HD Vest 2015 credit facility in 2017 and 2016 and the redemption of all of the Notes in the second quarter of 2017. In 2017, the applicable interest rate margin of the Blucora senior secured credit facilities was repriced and lowered to 3.0% for Eurodollar Rate loans and 2.0% for ABR loans.
The gain on third party bankruptcy settlement related to amounts received in connection with ongoing distributions from the Lehman Brothers estate, of which we are a creditor.
See "Note 10: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on the "Loss on debt extinguishment and modification expense."
Income Taxes
During 2018, we recorded income tax expense of $0.3 million. Our effective income tax rate differed from the 21% statutory rate in 2018 primarily due to the recognition of previously reserved net operating losses to offset current income tax expense, and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances, which were previously recorded in connection with our net operating losses, to offset future federal income tax liabilities. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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
The Tax Legislation, which was effective January 1, 2018, significantly revised the U.S. tax code by, among other things, lowering the corporate income tax rate from 35% to 21%. As a result of the reduction in the corporate income tax rate, we re-valued our net deferred tax liabilities during the year ended December 31, 2017. The re-measurement of our deferred tax assets and liabilities resulted in a reduction in the value of our net deferred tax liabilities of approximately $21.4 million, which was recorded as additional income tax benefit in 2017.
The Tax Legislation also repealed corporate alternative minimum tax ("AMT") for tax years beginning January 1, 2018 and provides that existing AMT credit carryovers are refundable beginning in 2018. We have approximately $10.9 million of AMT credit carryovers that are expected to be fully refunded by 2022. Additionally, the Tax Legislation made amendments to Section I.R.C. 162(m) of the Code related to the deductibility of certain compensation of executive officers, which may limit the total amount of compensation expense that may be deductible by the Company in future years.
At December 31, 2018, we had gross temporary differences representing future tax deductions of $628.9 million, which represented deferred tax assets primarily comprised of $454.3 million of federal net operating loss carryforwards. We have applied a valuation allowance against the net operating loss carryforwards and certain other deferred tax assets. If in the future, we determine that any additional portion of the deferred tax assets is more likely than not to be realized, we will record a benefit to the income statement. We currently estimate that approximately $174.7 million and $132.1 million of federal net operating loss carryforwards will expire in 2020 and 2021, respectively.
During 2016, we recorded an income tax benefit of $1.3 million. Income tax differed from taxes at the statutory rates primarily due to the domestic manufacturing deduction, offset by non-deductible compensation and state income taxes.
Discontinued Operations, Net of Income Taxes

(In thousands)	Years ended December 31,
	2018	Change	2017	Change	2016
Discontinued operations, net of income taxes	$—	$—	$—	$63,121	$(63,121)
2016 discontinued operations reflects our former Search and Content and E-Commerce businesses, which were both sold in 2016. See "Note 5: Discontinued Operations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information on discontinued operations.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets (including acquired technology), restructuring, other loss, net, the impact of noncontrolling interests, income tax expense (benefit), the effects of discontinued operations, net of income taxes, and acquisition-related costs. For purposes of this definition, restructuring costs relate to the move of our corporate headquarters in 2017 and acquisition-related costs include professional services fees and other direct transaction costs and changes in the fair value of contingent consideration liabilities related to acquired companies. The SimpleTax acquisition that was completed in 2015 included contingent consideration, for which the fair value of that liability was revalued in the second quarter of 2016. For further detail, see "Note 10: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
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

(In thousands)	Years ended December 31,
	2018	2017	2016
Net income (loss) attributable to Blucora, Inc.	$50,634	$27,039	$(65,158)
Stock-based compensation	13,253	11,653	14,128
Depreciation and amortization of acquired intangible assets	38,590	38,139	38,688
Restructuring	288	3,101	3,870
Other loss, net	15,797	44,551	39,781
Net income attributable to noncontrolling interests	935	2,337	658
Income tax expense (benefit)	311	(25,890)	(1,285)
Discontinued operations, net of income taxes	—	—	63,121
Acquisition-related costs	—	—	391
Adjusted EBITDA	$119,808	$100,930	$94,194

Year ended December 31, 2018 compared with year ended December 31, 2017
The increase in Adjusted EBITDA was primarily due to increases in segment operating income of $2.1 million and $14.3 million related to our Wealth Management and Tax Preparation segments, respectively, and a $2.4 million decrease in corporate operating expenses.
Year ended December 31, 2017 compared with year ended December 31, 2016
The increase in Adjusted EBITDA primarily was due to increases in segment operating income of $4.6 million and $6.0 million related to our Wealth Management and Tax Preparation segments, respectively. Offsetting the increase was a $3.9 million increase in corporate operating expenses primarily related to costs incurred as part of our Strategic Transformation, which related to the relocation cost of our corporate headquarters, and costs associated with transitioning of roles such as overlap in staffing and recruiting search fees.
Non-GAAP net income and non-GAAP net income per share: We define non-GAAP net income as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of discontinued operations, net of income taxes, stock-based compensation, amortization of acquired intangible assets (including acquired technology), accelerated accretion of debt discount on the Notes, gain on the Notes repurchased, accretion and write-off of debt discount and debt issuance costs on previous debt, acquisition-related costs, restructuring costs, the impact of noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. The write-off of debt discount and debt issuance costs on the terminated Notes and the closed TaxAct - HD Vest 2015 credit facility relates to the debt refinancing that occurred in the second quarter of 2017. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income and non-GAAP net income per share should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss) and GAAP net income (loss) per share. Other companies may calculate these non-GAAP measures differently, and, therefore, our non-GAAP net income and non-GAAP net income per share may not be comparable to similarly titled measures of other companies. Reconciliation of our non-GAAP net income and non-GAAP net income per share to net income (loss) attributable to Blucora, Inc. and net income (loss) per share attributable to Blucora, Inc., respectively, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Years ended December 31,
	2018	2017	2016
Net income (loss) attributable to Blucora, Inc.	$50,634	$27,039	$(65,158)
Discontinued operations, net of income taxes	—	—	63,121
Stock-based compensation	13,253	11,653	14,128
Amortization of acquired intangible assets	33,586	34,002	34,143
Accelerated accretion of debt discount on Convertible Senior Notes	—	—	1,628
Gain on the Convertible Senior Notes repurchased	—	—	(7,724)
Accretion and write-off of debt discount and debt issuance costs on previous debt	—	17,875	3,666
Acquisition-related costs	—	—	391
Restructuring	288	3,101	3,870
Impact of noncontrolling interests	935	2,337	658
Cash tax impact of adjustments to GAAP net income	(2,257)	(6)	175
Non-cash income tax benefit	(2,403)	(26,853)	(3,802)
Non-GAAP net income	$94,036	$69,148	$45,096

Per diluted share:
Net income (loss) attributable to Blucora, Inc. (1)	$0.90	$0.57	$(1.53)
Discontinued operations, net of income taxes	—	—	1.48
Stock-based compensation	0.27	0.25	0.33
Amortization of acquired intangible assets	0.68	0.72	0.80
Accelerated accretion of debt discount on Convertible Senior Notes	—	—	0.04
Gain on Convertible Senior Notes repurchased	—	—	(0.18)
Accretion and write-off of debt discount and debt issuance costs on previous debt	—	0.37	0.09
Acquisition-related costs	—	—	0.01
Restructuring	0.01	0.07	0.09
Impacts of noncontrolling interests	0.14	0.05	0.02
Cash tax impact of adjustments to GAAP net income	(0.05)	0.00	0.00
Non-cash income tax benefit	(0.05)	(0.57)	(0.09)
Non-GAAP net income	$1.90	$1.46	$1.06
Weighted average shares outstanding used in computing per diluted share amounts	49,381	47,211	42,686
(1) Any difference in "per diluted share" between this table and the consolidated statements of comprehensive income is due to using different weighted average shares outstanding in the event that there is GAAP net loss but non-GAAP net income and vice versa.

Year ended December 31, 2018 compared with year ended December 31, 2017
The increase in non-GAAP net income was primarily due to increases in segment operating income of $2.1 million and $14.3 million related to our Wealth Management and Tax Preparation segments, respectively, a $7.6 million decrease in interest expense, amortization of debt issuance costs, and accretion of debt discounts, primarily relating to lower balances in the Blucora senior secured credit facilities and the repricing and lowering, in 2017, of the applicable interest rate margin of the Blucora senior secured credit facilities. Further contributing to the increase in non-GAAP net income was a $1.0 million decrease on debt extinguishment on the Blucora senior secured credit facilities, a $2.4 million decrease in corporate operating expenses not allocated to the segments and a $2.1 million gain on the sale of an investment. These increases were offset by a $4.0 million increase in cash income tax expense, primarily due to lower income tax expense and lower debt extinguishment in 2018.
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
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2018, we had cash and cash equivalents of $84.5 million. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on HD Vest's operations. As of December 31, 2018, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments. Recently these investments have included money market funds invested in securities issued by agencies of the U.S. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at December 31, 2018 had minimal default risk and short-term maturities.
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
Use of Cash
We may use our cash and cash equivalents balance in the future on investment in our current businesses, for repayment of debt, for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses, for stock buybacks, for returning capital to stockholders, or for other utilizations which we deem to be in the best interests of stockholders.
In May 2017, we entered into a credit agreement with a syndicate of lenders for the Blucora senior secured credit facilities in order to (a) refinance the TaxAct - HD Vest 2015 credit facility, (b) redeem our convertible notes that were outstanding at the time, and (c) provide a term loan and revolving line of credit for future working capital, capital expenditure and general business purposes. Consequently, the TaxAct - HD Vest 2015 credit facility was repaid in full with borrowings under the Blucora senior secured credit facilities and the commitments thereunder were terminated. The Blucora senior secured credit facilities in the aggregate committed amount of $425.0 million consist of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility), and a $375.0 million term loan facility. The final maturity dates of the revolving credit loan and term loan are May 22, 2022 and May 22, 2024, respectively. In November 2017, the credit facility agreement was amended in order to refinance and reprice the initial term loan, such that the applicable interest rate margin is 3.00% for Eurodollar Rate loans and 2.00% for ABR loans. Depending on Blucora’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.00% for Eurodollar Rate loans and 1.75% to 2.00% for ABR loans. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by the assets of Blucora and those subsidiaries.
The Blucora senior secured credit facilities include financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of December 31, 2018. We initially borrowed $375.0 million under the term loan and have made prepayments of $110.0 million towards the term loan since entering into the agreement, of which $80.0 million was prepaid in the year ended December 31, 2018, such that $265.0 million was outstanding under the term loan at December 31, 2018. We have not borrowed any amounts under the revolving credit loan and do not have any other debt outstanding. Beginning with the fiscal year ending December 31, 2018, we may be required to make annual prepayments of the term loan in an amount equal to a percentage of our excess cash flow during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year. An excess cash flow payment will not be required for the fiscal year ending 2018. In the past we have used excess cash flows to make debt prepayments, and we currently expect to make further prepayments in 2019. For further detail, see "Note 10: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Related to the TaxAct - HD Vest 2015 credit facility, we had repayment activity of $64.0 million during the year ended December 31, 2017 prior to the refinancing.
On July 2, 2015, TaxAct acquired SimpleTax, which included additional consideration of up to C$4.6 million (with C$ indicating Canadian dollars and amounting to approximately $3.7 million based on the acquisition-date exchange rate). The related payments are contingent upon product availability and revenue performance over a three-year period and are expected to occur annually over that period. The first two payments of $1.3 million and $0.9 million were made in the first quarters of 2018 and 2017, respectively, and the remaining payment of $1.3 million is expected in the first quarter of 2019. For further detail, see "Note 8: Fair Value Measurements" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
On October 14, 2015, we announced our Strategic Transformation, which refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest, the divestitures of our Search and Content and E-Commerce businesses, and the relocation of corporate headquarters from Bellevue, Washington to Irving, Texas. See the "Strategic Transformation" subsection in Part I Item 1 for additional detail regarding the related use of cash.
Related to the acquisition of HD Vest, we paid $613.7 million (after a $1.8 million working capital adjustment in the first quarter of 2016) in cash, which was funded by a combination of cash on hand and the TaxAct - HD Vest 2015 credit facility. For further detail, see "Note 4: Business Combinations" and "Note 10: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
In connection with the HD Vest acquisition, former management of that business has retained an ownership interest in HD Vest. We are party to put and call arrangements, exercisable beginning in 2019, with respect to those interests. These put and call arrangements allow former HD Vest management to require us to purchase their interests or allow us to acquire such interests, respectively. The redemption amount at December 31, 2018 and December 31, 2017 was $24.9 million and $12.4 million, respectively. We expect the December 31, 2018 redemption amount will be paid in 2019, and our cash and cash equivalents balance will decrease by $24.9 million.
Contractual Obligations and Commitments
Our contractual obligations and commitments are as follows for years ending December 31:

(In thousands)	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease commitments:
Operating lease obligations	$3,759	$3,461	$2,245	$1,979	$1,677	$—	$13,121
Sublease income	(1,288)	(991)	—	—	—	—	(2,279)
Net operating lease commitments	2,471	2,470	2,245	1,979	1,677	—	10,842
Purchase commitments	10,088	7,311	5,640	4,077	2,444	3,325	32,885
Debt commitments	—	—	—	—	—	265,000	265,000
Interest payable	11,654	11,686	11,654	11,654	11,654	4,854	63,156
Acquisition-related contingent consideration liability	1,275	—	—	—	—	—	1,275
Total	$25,488	$21,467	$19,539	$17,710	$15,775	$273,179	$373,158
For further detail see "Note 11: Commitments and Contingencies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements, other than operating leases.
Unrecognized Tax Benefits
The above table does not reflect unrecognized tax benefits of approximately $4.7 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits see "Note 16: Income Taxes" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Years ended December 31,
	2018	2017	2016
Net cash provided by operating activities	$105,548	$72,846	$85,970
Net cash provided (used) by investing activities	(7,633)	2,053	(1,560)
Net cash used by financing activities	(74,804)	(68,562)	(162,001)
Net cash provided (used) by continuing operations	23,111	6,337	(77,591)
Net cash provided by discontinued operations	—	1,028	72,655
Effect of exchange rate changes on cash and cash equivalents	(56)	78	(26)
Net increase (decrease) in cash and cash equivalents	$23,055	$7,443	$(4,962)
Net cash from operating activities: Net cash from the operating activities of continuing operations consists of income (loss) from continuing operations, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $105.5 million, $72.8 million, and $86.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. The activity in 2018 included a $2.6 million working capital contribution and approximately $103.0 million of income from continuing operations (offset by non-cash adjustments). The working capital contribution was primarily driven by clearing firm conversion incentives and the timing of accruals.
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
The activity in 2016 included a $44.8 million working capital contribution and approximately $41.2 million of non-cash adjustments and a loss from continuing operations. The working capital contribution was driven by accrued expenses and the impact of excess tax benefits from stock-based activity primarily due to utilizing equity net operating loss carryforwards from prior years. In addition, we had placed into escrow $20.0 million of additional consideration that was contingent upon HD Vest's 2015 earnings performance, and that amount was returned to us in the first quarter of 2016 since it was not achieved (see "Note 4: Business Combinations" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information). Lastly, the timing of TaxAct's spending on marketing campaigns and the addition of HD Vest provided further working capital contribution during the period.
Net cash from investing activities: Net cash from the investing activities of continuing operations primarily consists of cash outlays for business acquisitions, transactions (purchases of and proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities tend to fluctuate from period-to-period primarily based upon the level of acquisition activity.
Net cash provided (used) by investing activities was $(7.6) million, $2.1 million, and $(1.6) million for the years ended December 31, 2018, 2017, and 2016, respectively. The activity in 2018 consisted of $7.6 million in purchases of property and equipment. The activity in 2017 primarily consisted of net cash inflows on our available-for-sale investments of $7.1 million offset by $5.0 million in purchases of property and equipment. The activity in 2016 primarily consisted of $3.8 million in purchases of property and equipment and payment of the $1.8 million final working capital adjustment on the HD Vest acquisition, offset by net cash inflows on our available-for-sale investments of $4.0 million.
Net cash from financing activities: Net cash from the financing activities of continuing operations primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period-to-period based upon our financing needs.
Net cash used by financing activities was $(74.8) million, $(68.6) million, and $(162.0) million for the years ended December 31, 2018, 2017, and 2016, respectively.
The activity in 2018 primarily consisted of prepayments of $80.0 million towards the term loan under the Blucora senior secured credit facilities, $8.4 million in tax payments from shares withheld for equity awards, and $1.3 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $14.9 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity in 2017 primarily consisted of payments of $290.0 million in connection with the termination of the TaxAct - HD Vest credit facility, $172.8 million for redemption in full of the outstanding Notes, $9.1 million in tax payments from shares withheld for equity awards, payment of $3.2 million on a related party note payable with the former President of HD Vest that arose in connection with the HD Vest acquisition, and $0.9 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $365.8 million in proceeds from the Blucora senior secured credit facilities that was entered into in May 2017 and $41.7 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Net cash used by financing activities was $162.0 million for the year ended December 31, 2016. The activity in 2016 primarily consisted of payments of $140.0 million on the TaxAct - HD Vest 2015 credit facility, the $20.7 million repurchase of the Notes, payment of $3.2 million on the note payable with related party, and $1.8 million in tax payments from shares withheld for equity awards. These cash outflows were offset by approximately $16.0 million in excess tax benefits from stock-based award activity primarily due to utilizing equity net operating loss carryforwards from prior years and $3.6 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
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
Wealth management revenue recognition: Wealth management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. Revenue is recognized upon the transfer of services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Payments received in advance of the performance of service are deferred and recognized as revenue when earned. Within the components of Wealth management revenue, commissions revenue is determined through the use of subjective judgments and the use of estimates.
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
Tax preparation revenue recognition: We derive revenue from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary services primarily include tax preparation support services, and e-filing services. The Company recognizes revenue from the sale of its packaged software when legal title transfers. Legal title transfers generally when its customers download the software from the Internet or, in some cases, when the software ships. Within the components of tax preparation revenue, revenues from bank or reloadable prepaid debit card services and software and/or services that consist of multiple elements are determined through the use of subjective judgments and the use of estimates.
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
For software and/or services that consist of multiple elements, we must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element; and (3) allocate the total price among the various elements based on the relative selling price method. Once we have allocated the total price among the various elements, we recognize revenue when the revenue recognition criteria described above are met for each element. The impact of multiple element arrangements is not material and primarily impacts the timing of revenue recognition over the tax filing season, which is concentrated within the first two quarters of the filing period.
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
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.

Quarterly Results of Operations (Unaudited)
The following table presents a summary of our unaudited consolidated results of operations for the eight quarters ended December 31, 2018. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto in Part II Item 8. The operating results for any quarter are not necessarily indicative of results for any future period.

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
	(In thousands except per share data and percentages)
Revenue:
Wealth management services revenue	$82,667	$85,296	$86,809	$93,848	$92,082	$92,015	$91,887	$97,190
Tax preparation services revenue	99,708	53,866	3,362	4,001	113,883	65,833	3,498	4,068
Total revenue	182,375	139,162	90,171	97,849	205,965	157,848	95,385	101,258
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	55,874	56,963	59,607	63,415	63,064	62,149	62,313	66,054
Tax preparation services cost of revenue	3,818	2,411	1,314	2,475	4,353	2,459	1,370	1,858
Amortization of acquired technology	48	47	50	50	50	49	—	—
Total cost of revenue	59,740	59,421	60,971	65,940	67,467	64,657	63,683	67,912
Engineering and technology	4,748	4,242	5,051	5,573	5,131	4,848	4,246	5,107
Sales and marketing	48,998	22,296	13,680	17,824	55,253	23,791	15,675	16,642
General and administrative	13,483	13,715	12,207	13,263	14,866	15,625	13,404	16,229
Depreciation	940	873	867	780	1,915	993	798	762
Amortization of other acquired intangible assets	8,288	8,289	8,615	8,615	8,307	8,806	8,271	8,103
Restructuring (1)	2,289	331	106	375	289	2	—	(3)
Total operating expenses	138,486	109,167	101,497	112,370	153,228	118,722	106,077	114,752
Operating income (loss)	43,889	29,995	(11,326)	(14,521)	52,737	39,126	(10,692)	(13,494)
Other loss, net	(9,708)	(24,200)	(5,241)	(5,402)	(5,228)	(2,759)	(3,863)	(3,947)
Income (loss) before income taxes	34,181	5,795	(16,567)	(19,923)	47,509	36,367	(14,555)	(17,441)
Income tax benefit (expense)	(3,471)	(2,315)	(166)	31,842	(1,963)	(907)	818	1,741
Net income (loss)	30,710	3,480	(16,733)	11,919	45,546	35,460	(13,737)	(15,700)
Net income attributable to noncontrolling interests	(126)	(176)	(164)	(1,871)	(205)	(222)	(227)	(281)
Net income (loss) attributable to Blucora, Inc.	$30,584	$3,304	$(16,897)	$10,048	$45,341	$35,238	$(13,964)	$(15,981)
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$0.73	$0.08	$(0.37)	$0.22	$0.97	$0.75	$(0.37)	$(0.38)
Diluted	$0.67	$0.07	$(0.37)	$0.21	$0.93	$0.71	$(0.37)	$(0.38)
Weighted average shares outstanding:
Basic	42,145	43,644	45,459	46,231	46,641	47,221	47,712	48,002
Diluted	45,428	46,937	45,459	48,406	48,665	49,434	47,712	48,002

	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Revenue:
Wealth management services revenue	45.3%	61.3%	96.3%	95.9%	44.7%	58.3%	96.3%	96.0%
Tax preparation services revenue	54.7	38.7	3.7	4.1	55.3	41.7	3.7	4.0
Total revenue	100.0	100.0	100.0	100.0	100.0	100.0	100.0	100.0
Operating expenses:
Cost of revenue (2):
Wealth management services cost of revenue	67.6	66.8	68.7	67.6	68.5	67.5	67.8	68.0
Tax preparation services cost of revenue	3.8	4.5	39.1	61.9	3.8	3.7	39.2	45.7
Amortization of acquired technology	0.0	0.0	0.1	0.1	0.0	0.0	0.0	0.0
Total cost of revenue	32.8	42.7	67.6	67.4	32.8	41.0	66.8	67.1
Engineering and technology	2.6	3.0	5.6	5.7	2.5	3.1	4.5	5.0
Sales and marketing	26.9	16.0	15.2	18.2	26.8	15.1	16.4	16.4
General and administrative	7.4	9.9	13.5	13.6	7.2	9.9	14.1	16.0
Depreciation	0.5	0.6	1.0	0.8	0.9	0.6	0.8	0.8
Amortization of other acquired intangible assets	4.5	6.0	9.6	8.8	4.0	5.6	8.7	8.0
Restructuring	1.3	0.2	0.1	0.4	0.1	—	—	—
Total operating expenses	76.0	78.4	112.6	114.9	74.3	75.3	111.3	113.3
Operating income (loss)	24.0	21.6	(12.6)	(14.9)	25.7	24.7	(11.3)	(13.3)
Other loss, net	(5.3)	(17.4)	(5.8)	(5.5)	(2.5)	(1.7)	(4.0)	(3.9)
Income (loss) from continuing operations before income taxes	18.7	4.2	(18.4)	(20.4)	23.2	23.0	(15.3)	(17.2)
Income tax benefit (expense)	(1.9)	(1.7)	(0.2)	32.5	(1.0)	(0.6)	0.9	1.7
Net income (loss)	16.8	2.5	(18.6)	12.1	22.2	22.4	(14.4)	(15.5)
Net income attributable to noncontrolling interests	(0.1)	(0.1)	(0.2)	(1.9)	(0.1)	(0.1)	(0.2)	(0.3)
Net income (loss) attributable to Blucora, Inc.	16.7%	2.4%	(18.8)%	10.2%	22.1%	22.3%	(14.6)%	(15.8)%

(1)
In 2017 we relocated our corporate headquarters from Bellevue, Washington to Irving, Texas. In connection with this plan, we incurred restructuring costs. See "Note 6: Restructuring" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for more information.

(2)
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
Financial market risk: We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important, are: preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. As of December 31, 2018, we were principally invested in money market fund securities. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2018.
Interest rate risk: At December 31, 2018, our cash equivalent balance of $23.2 million was held in money market funds. We consider the interest rate risk for our cash equivalent securities held at December 31, 2018 to be low. For further detail on our cash equivalents, see "Note 8: Fair Value Measurements" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report.
In addition, as of December 31, 2018, we had $265.0 million of debt outstanding under the Blucora senior secured credit facilities, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see "Note 10: Debt" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report. A hypothetical 100 basis point increase in LIBOR on December 31, 2018 would result in a $14.6 million increase in our interest expense until the scheduled maturity date in 2024.
The following table provides information about our cash equivalent securities as of December 31, 2018, including principal cash flows for 2019 and thereafter and the related weighted average interest rates. Principal amounts and weighted average interest rates by expected year of maturity are as follows:

(In thousands, except percentages)	2019		Thereafter		Total		Fair Value
Money market and other funds	23,181	1.95%	—	—%	23,181	1.95%	23,181
Cash equivalents	$23,181		$—		$23,181		$23,181

ITEM 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blucora, Inc. (the Company) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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
Dallas, Texas
March 1, 2019

BLUCORA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$84,524	$59,965
Cash segregated under federal or other regulations	842	1,371
Accounts receivable, net of allowance	14,977	10,694
Commissions receivable	15,562	16,822
Other receivables	7,408	3,180
Prepaid expenses and other current assets, net	7,755	7,365
Total current assets	131,068	99,397
Long-term assets:
Property and equipment, net	12,389	9,831
Goodwill, net	548,685	549,037
Other intangible assets, net	294,603	328,205
Other long-term assets	10,980	15,201
Total long-term assets	866,657	902,274
Total assets	$997,725	$1,001,671
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,798	$4,413
Commissions and advisory fees payable	15,199	17,813
Accrued expenses and other current liabilities	19,026	19,577
Deferred revenue	10,257	9,953
Total current liabilities	48,280	51,756
Long-term liabilities:
Long-term debt, net	260,390	338,081
Deferred tax liability, net	40,394	43,433
Deferred revenue	8,581	804
Other long-term liabilities	7,540	8,177
Total long-term liabilities	316,905	390,495
Total liabilities	365,185	442,251

Redeemable noncontrolling interests	24,945	18,033

Commitments and contingencies (Note 11)
Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
48,044 and 46,366	5	5
Additional paid-in capital	1,569,725	1,555,560
Accumulated deficit	(961,689)	(1,014,174)
Accumulated other comprehensive loss	(446)	(4)
Total stockholders’ equity	607,595	541,387
Total liabilities and stockholders’ equity	$997,725	$1,001,671
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years ended December 31,
	2018	2017	2016
Revenue:
Wealth management services revenue	$373,174	$348,620	$316,546
Tax preparation services revenue	187,282	160,937	139,365
Total revenue	560,456	509,557	455,911
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	253,580	235,859	213,996
Tax preparation services cost of revenue	10,040	10,018	8,368
Amortization of acquired technology	99	195	812
Total cost of revenue	263,719	246,072	223,176
Engineering and technology	19,332	19,614	17,780
Sales and marketing	111,361	102,798	89,360
General and administrative	60,124	52,668	47,396
Depreciation	4,468	3,460	3,881
Amortization of other acquired intangible assets	33,487	33,807	33,331
Restructuring	288	3,101	3,870
Total operating expenses	492,779	461,520	418,794
Operating income	67,677	48,037	37,117
Other loss, net	(15,797)	(44,551)	(39,781)
Income (loss) from continuing operations before income taxes	51,880	3,486	(2,664)
Income tax benefit (expense)	(311)	25,890	1,285
Income (loss) from continuing operations	51,569	29,376	(1,379)
Discontinued operations, net of income taxes	—	—	(63,121)
Net income (loss)	51,569	29,376	(64,500)
Net income attributable to noncontrolling interests	(935)	(2,337)	(658)
Net income (loss) attributable to Blucora, Inc.	$50,634	$27,039	$(65,158)
Net income (loss) per share attributable to Blucora, Inc. - basic*:
Continuing operations	$0.94	$0.61	$(0.05)
Discontinued operations	—	—	(1.52)
Basic net income (loss) per share	$0.94	$0.61	$(1.57)
Net income (loss) per share attributable to Blucora, Inc. - diluted*:
Continuing operations	$0.90	$0.57	$(0.05)
Discontinued operations	—	—	(1.52)
Diluted net income (loss) per share	$0.90	$0.57	$(1.57)
Weighted average shares outstanding:
Basic	47,394	44,370	41,494
Diluted	49,381	47,211	41,494
Other comprehensive income (loss):
Net income (loss)	$51,569	$29,376	$(64,500)
Unrealized gain on available-for-sale investments, net of tax	—	1	9
Foreign currency translation adjustment	(442)	376	137
Other comprehensive income (loss)	(442)	377	146
Comprehensive income (loss)	51,127	29,753	(64,354)
Comprehensive income attributable to noncontrolling interests	(935)	(2,337)	(658)
Comprehensive income (loss) attributable to Blucora, Inc.	$50,192	$27,416	$(65,012)
* The 2018 net income (loss) per share amounts include the noncontrolling interest redemption impact discussed further in "Note 2: Summary of Significant Accounting Policies" and in "Note 17: Net Income (Loss) Per Share."

See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Redeemable Noncontrolling Interests			Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)
		Common stock
		Shares	Amount				Total
Balance as of December 31, 2015	$15,038	40,954	$4	$1,490,405	$(1,027,598)	$(527)	$462,284
Common stock issued for stock options and restricted stock units	—	700	—	2,216	—	—	2,216
Common stock issued for employee stock purchase plan	—	191	—	1,402	—	—	1,402
Other comprehensive income	—	—	—	—	—	146	146
Stock-based compensation	—	—	—	15,235	—	—	15,235
Tax effect of equity compensation	—	—	—	2,461	—	—	2,461
Tax payments from shares withheld for equity awards	—	—	—	(1,752)	—	—	(1,752)
Reclassification of equity award to liability award	—	—	—	185	—	—	185
Net income (loss)	658	—	—	—	(65,158)	—	(65,158)
Balance as of December 31, 2016	15,696	41,845	4	1,510,152	(1,092,756)	(381)	417,019
Common stock issued for stock options and restricted stock units	—	4,382	1	40,271	—	—	40,272
Common stock issued for employee stock purchase plan	—	139	—	1,429	—	—	1,429
Other comprehensive income	—	—	—	—	—	377	377
Stock-based compensation and impact of recent ASU	—	—	—	12,801	51,543	—	64,344
Tax payments from shares withheld for equity awards	—	—	—	(9,095)	—	—	(9,095)
Other	—	—	—	2	—	—	2
Net income	2,337	—	—	—	27,039	—	27,039
Balance as of December 31, 2017	18,033	46,366	5	1,555,560	(1,014,174)	(4)	541,387
Common stock issued for stock options and restricted stock units	—	1,577	—	13,151	—	—	13,151
Common stock issued for employee stock purchase plan	—	101	—	2,100	—	—	2,100
Other comprehensive loss	—	—	—	—	—	(442)	(442)
Stock-based compensation	—	—	—	13,253	—	—	13,253
Tax payments from shares withheld for equity awards	—	—	—	(8,362)	—	—	(8,362)
Impact of adoption of new accounting guidance related to revenue recognition	—	—	—	—	1,851	—	1,851
Net income	935	—	—	—	50,634	—	50,634
Adjustment of redeemable noncontrolling interests to redemption value	5,977	—	—	(5,977)	—	—	(5,977)
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	$607,595
See notes to consolidated financial statements.

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years ended December 31,
	2018	2017	2016
Operating Activities:
Net income (loss)	$51,569	$29,376	$(64,500)
Less: Discontinued operations, net of income taxes	—	—	(63,121)
Net income (loss) from continuing operations	51,569	29,376	(1,379)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	13,253	11,653	14,128
Depreciation and amortization of acquired intangible assets	38,590	38,139	38,688
Restructuring (non-cash)	—	1,569	(364)
Deferred income taxes	(3,039)	(16,159)	(18,055)
Amortization of premium on investments, net, and debt issuance costs	833	1,099	2,014
Accretion of debt discounts	163	1,947	4,690
Loss on debt extinguishment and modification expense	1,534	20,445	1,036
Revaluation of acquisition-related contingent consideration liability	—	—	391
Other	72	30	19
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(4,286)	(483)	(2,340)
Commissions receivable	1,260	(678)	184
Other receivables	(3,851)	(204)	22,875
Prepaid expenses and other current assets	(815)	(869)	3,741
Other long-term assets	3,450	(12,281)	(887)
Accounts payable	(615)	(123)	(153)
Commissions and advisory fees payable	(2,614)	1,226	(395)
Deferred revenue	9,930	(3,248)	582
Accrued expenses and other current and long-term liabilities	114	1,407	21,195
Net cash provided by operating activities	105,548	72,846	85,970
Investing Activities:
Business acquisitions, net of cash acquired	—	—	(1,788)
Purchases of property and equipment	(7,633)	(5,039)	(3,812)
Proceeds from sales of investments	—	249	—
Proceeds from maturities of investments	—	7,252	12,807
Purchases of investments	—	(409)	(8,767)
Net cash provided (used) by investing activities	(7,633)	2,053	(1,560)
Financing Activities:
Proceeds from credit facility, net of debt issuance costs and debt discount of $5,913 and $1,875 in 2017	—	365,836	—
Repurchase of convertible notes	—	(172,827)	(20,667)
Payments on credit facilities	(80,000)	(290,000)	(140,000)
Repayment of note payable with related party	—	(3,200)	(3,200)
Proceeds from stock option exercises	12,773	40,271	2,216
Proceeds from issuance of stock through employee stock purchase plan	2,100	1,429	1,402
Tax payments from shares withheld for equity awards	(8,362)	(9,095)	(1,752)
Contingent consideration payments for business acquisition	(1,315)	(946)	—
Other	—	(30)	—
Net cash used by financing activities	(74,804)	(68,562)	(162,001)
Net cash provided (used) by continuing operations	23,111	6,337	(77,591)

Net cash provided by operating activities from discontinued operations	—	—	14,047
Net cash provided by investing activities from discontinued operations	—	1,028	83,608
Net cash used by financing activities from discontinued operations	—	—	(25,000)
Net cash provided by discontinued operations	—	1,028	72,655

Effect of exchange rate changes on cash and cash equivalents	(56)	78	(26)
Net increase (decrease) in cash, cash equivalents, and restricted cash	23,055	7,443	(4,962)
Cash and cash equivalents, beginning of period	62,311	54,868	59,830
Cash and cash equivalents, end of period	$85,366	$62,311	$54,868
Non-cash investing and financing activities from continuing operations:
Cash paid for income taxes from continuing operations	$1,806	$1,267	$2,012
Cash paid for interest from continuing operations	$15,335	$23,316	$32,377
See notes to consolidated financial statements.

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2018, 2017, and 2016

Note 1: Description of the Business
Blucora, Inc. (the "Company," "Blucora," "we," "our," or "us") operates two businesses: a Wealth Management business and a digital Tax Preparation business. The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries ("HD Vest"). HDV Holdings, Inc. is the parent company of the Wealth Management business and owns all outstanding shares of HD Vest, Inc., which serves as a holding company for the various financial services subsidiaries. Those subsidiaries include HD Vest Investment Securities, Inc. (an introducing broker-dealer), H.D. Vest Advisory Services, Inc. (a registered investment adviser), and H.D. Vest Insurance Agency, LLC (an insurance broker) (collectively referred to as the "Wealth Management business" or the "Wealth Management segment"). The Tax Preparation business consists of the operations of TaxAct, Inc. and its subsidiary ("TaxAct") and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com (collectively referred to as the "Tax Preparation business" or the "Tax Preparation segment").
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
In 2015 the Company acquired HD Vest and announced its plans to focus on the technology-enabled financial solutions market (the "Strategic Transformation"). The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest and the divestitures of our Search and Content business and our E-Commerce business in 2016. As part of the Strategic Transformation and "One Company" operating model, we relocated our corporate headquarters from Bellevue, Washington to Irving, Texas during 2017.
In connection with the relocation of our corporate headquarters, we incurred restructuring costs of approximately $7.3 million. These costs are recorded within corporate-level activity for segment purposes. See "Note 6: Restructuring" of the Notes to Consolidated Financial Statements in Part II Item 8 of this report for additional information. We also have incurred costs that do not qualify for restructuring classification, such as recruiting and overlap in personnel expenses as we transitioned positions to Texas ("Strategic Transformation Costs").
Segments: The Company has two reportable segments: the Wealth Management segment, which is the HD Vest business, and the Tax Preparation segment, which is the TaxAct business. Unless the context indicates otherwise, the Company uses the term “Wealth Management” to represent services sold through the HD Vest business and the term “Tax Preparation” to represent services and software sold through the TaxAct business.
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
Years Ended December 31, 2018, 2017, and 2016

contingencies, stock option valuation, and valuation allowance for deferred tax assets. Actual amounts may differ from estimates.
Net capital and regulatory requirements: The Company's HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of December 31, 2018, HD Vest met all capital adequacy requirements to which it was subject.
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

Note 2: Summary of Significant Accounting Policies

Cash, cash equivalents, restricted cash and cash segregated under federal or other regulations: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$84,524	$59,965
Cash segregated under federal or other regulations	842	1,371
Restricted cash included in "Prepaid expenses and other current assets, net"	—	425
Restricted cash included in "Other long-term assets"	—	550
Total cash, cash equivalents, and restricted cash	$85,366	$62,311

Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of the Company’s Wealth Management customers. Restricted cash included in prepaid expenses and other current assets, net and other long-term assets represent amounts pledged as collateral for certain of the Company's banking and lease arrangements.
The Company generally invests its available cash in high quality marketable investments. Recently these investments have included money market funds invested in securities issued by agencies of the U.S. government. The Company may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon the Company's cash requirements. Such investments are reported at fair value on the consolidated balance sheets.
Accounts receivable: Accounts receivable are stated at amounts due from customers net of an allowance for doubtful accounts, which was not material at December 31, 2018 and 2017, respectively.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

The Company capitalizes certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated on a project or product basis. The Company capitalized $6.5 million, $3.5 million, and $1.0 million of internal-use software costs in the years ended December 31, 2018, 2017, and 2016, respectively.
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
Goodwill and intangible assets impairment: The Company evaluates goodwill and indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. The Company performed an assessment as of November 30, 2018, and determined that no conditions existed that would make it more likely than not that goodwill and the indefinite-lived assets were impaired.
Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. The determination of recoverability is based on an estimate of pre-tax undiscounted future cash flows, using the Company's best estimates of future revenues and operating expenses, expected to result from the use and eventual disposition of the asset or group of assets over the remaining economic life of the primary asset in the asset group. The Company measures the amount of the impairment as the excess of the asset's carrying value over its fair value.
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
The Company has a contingent consideration liability that is related to the Company's 2015 acquisition of SimpleTax Software Inc. ("SimpleTax"). The Company's contingent consideration liability is classified within Level 3 (see "Note 8: Fair Value Measurements") of the fair value hierarchy because the Company values it utilizing significant inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating revenues, the probability of payment, and the discount rate. The change in the fair value of the contingent consideration liability is recognized in "General and administrative" expense on the consolidated statements of comprehensive income for the period in which the fair value changes. The Company accounts for contingent consideration in accordance with applicable accounting guidance pertaining to business combinations.
Redeemable noncontrolling interests: Noncontrolling interests that are redeemable at the option of the holder and not solely within the control of the issuer are classified outside of stockholders' equity. In connection with the 2015 acquisition of HD Vest, certain members of the former management of HD Vest retained an ownership interest in that business. The Company is party to put and call arrangements, exercisable beginning in the first quarter of 2019, with respect to these interests. These put and call arrangements allow certain members of HD Vest management to require the Company to purchase their interests or

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

allow the Company to acquire such interests, respectively. These arrangements can be settled for cash within ninety days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2018. The redemption value of the arrangements is based upon several factors, including, among others, the Company's implied enterprise value, implied equity value and certain financial performance measures of the Company. The put arrangements do not meet the definition of a derivative instrument as the put agreements do not provide for net settlement.
To the extent that the redemption value of these interests exceeds the value determined by adjusting the carrying value for the subsidiary's attribution of net income (loss), the value of such interests is adjusted to the redemption value with a corresponding adjustment to additional paid-in capital; this occurred in the third quarter of 2018, and the Company recorded an adjustment of approximately $6.0 million for the year ended December 31, 2018. The redemption amount of noncontrolling interests at December 31, 2018 was $24.9 million.
Revenue recognition, general:  The Company recognizes revenue when all five revenue recognition criteria have been satisfied: contract(s) with customers have been identified, performance obligations have been identified, transaction prices have been determined, transaction prices have been allocated to the performance obligations, and the performance obligations have been fulfilled by transferring control over the promised services to the customer. Determining whether and when these criteria have been satisfied involves judgment, estimates and assumptions that can have an impact on the timing and amount of revenue that the Company recognizes.
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
The Company evaluates whether revenue should be presented on a gross basis, which is the amount that a customer pays for the service or product, or on a net basis, which is the customer payment less amounts the Company pays to suppliers. In making that evaluation, the Company primarily considers whether it acts as the principal or agent in the transaction and whether it controls the services before they are transferred to customers.
Wealth management revenue recognition: Wealth management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. Revenue is recognized upon the transfer of services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those services. Payments received by the Company in advance of the performance of service are deferred and recognized as revenue when earned. Within the components of wealth management revenue, commission revenue is determined through the use of subjective judgments and the use of estimates.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

Tax preparation revenue recognition: The Company derives revenue from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary services primarily include tax preparation support services, and e-filing services. The Company recognizes revenue from the sale of its packaged software when legal title transfers. This is generally when its customers download the software from the Internet or, in some cases, when the software ships. This revenue is recorded in the Tax Preparation segment. Within the components of tax preparation revenue, revenues from bank or reloadable prepaid debit card services and software and/or services that consist of multiple elements are determined through the use of subjective judgments and the use of estimates.
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
For software and/or services that consist of multiple elements, the Company must: (1) determine whether and when each element has been delivered; (2) determine the fair value of each element; and (3) allocate the total price among the various elements based on the relative selling price method. Once the Company has allocated the total price among the various elements, it recognizes revenue when the revenue recognition criteria described above are met for each element. The impact of multiple element arrangements is not material and primarily impacts the timing of revenue recognition over the tax filing season, which is concentrated within the first two quarters of the filing period.
Advertising expenses: Costs for advertising are recorded as expense and classified within "Sales and marketing" on the consolidated statements of comprehensive income, when the advertisement appears. Advertising expense totaled $53.3 million, $51.7 million, and $44.0 million for the years ended December 31, 2018, 2017, and 2016, respectively. Prepaid advertising costs were $0.3 million and $0.3 million at December 31, 2018 and 2017, respectively.
Stock-based compensation:  The Company measures stock-based compensation at the grant date based on the fair value of the award and recognizes it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. The Company recognizes stock-based compensation over the vesting period for each separately vesting portion of a share-based award as if they were individual share-based awards. The Company estimates forfeitures at the time of grant, based upon historical data, and revises those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

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
Geographic revenue information: Almost all of the Company's revenue for 2018, 2017, and 2016 was generated from customers located in the United States.
Recent accounting pronouncements:  Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). The Company considers the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations. The Company currently is considering, or has recently adopted, ASUs that impact the following areas:
Revenue recognition - In May 2014, the FASB issued guidance codified in ASC 606, "Revenue from Contracts with Customers" ("ASC 606"), which amends the guidance in former ASC 605 "Revenue Recognition." The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by using a five-step process. This guidance became effective on a retrospective basis--either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017.
The Company adopted the requirements of the new standard on January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, the Company recognized a $1.8 million cumulative effect as an adjustment to the opening balance of retained earnings and deferred revenues on the consolidated balance sheets.
As a result of the adoption of ASC 606, the Company now recognizes certain licensing fees on a net basis, which reduced both transaction and fee revenues and operating expenses by $1.8 million for the year ended December 31, 2018, on the consolidated statements of comprehensive income (loss). Had the Company not adopted ASC 606, total revenues for the year ended December 31, 2018 would have been $3.3 million higher than reported on the consolidated statements of comprehensive income (loss).
Pursuant to the modified retrospective transition method, prior periods were not retrospectively adjusted, and the Company does not disclose the value of unsatisfied performance obligations for contracts with original expected durations of one year or less.
Leases - In February 2016, the FASB issued guidance codified in ASC 842, "Leases", which supersedes the guidance in ASC 840 "Leases." Under ASC 842, lease assets and liabilities, whether arising from leases that are considered operating or finance (capital) will be recognized on the balance sheet. Enhanced qualitative disclosures also will be required. This guidance is effective on a modified retrospective basis--with various practical expedients related to leases that commenced before the effective date--for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2018. The Company will adopt ASC 842 on January 1, 2019, for all open leases with a term greater than one year, as of the adoption date, and will elect the hindsight practical expedient in determining its lease terms.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

Based upon the Company's current lease obligations, this is expected to result in between $6.0 million and $7.0 million of additional lease assets, between $8.0 million and $10.0 million of additional lease liabilities, and an adjustment to the opening balance of retained earnings between $1.0 million and $2.0 million. The Company will also reclassify, upon adoption, deferred rent liabilities to reduce the measurement of lease assets.
Stock-based compensation - In March 2016, the FASB issued ASU 2016-09, "Improvements to Employee Shared-Based Payment Accounting." The ASU requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense, rather than as additional paid-in capital.  In addition, the ASU requires that excess tax benefits be recorded in the period that shares vest or settle, regardless of whether the benefit reduces taxes payable in the same period.  Cash flows related to excess tax benefits will be included as an operating activity, and no longer classified as a financing activity, in the statement of cash flows.  This guidance was effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2016.  The guidance related to the recognition of excess tax benefits and deficiencies as income tax benefit or expense was effective on a prospective basis, and the guidance related to the timing of excess tax benefit recognition was effective using a modified retrospective transition method with a cumulative-effect adjustment to equity as of the beginning of the period in which the guidance is adopted.  The cash flow presentation guidance was effective on a retrospective or prospective basis.
The Company implemented this ASU on January 1, 2017 and recorded a cumulative-effect adjustment of $51.5 million to credit retained earnings for deferred tax assets related to net operating losses that arose from excess tax benefits, which the Company has deemed realizable.  In addition to this:

•
At the time of adoption and on a prospective basis, the primary impact of adoption was the recognition of excess tax benefits and deficiencies, including deferred tax assets related to net operating losses that arose from excess tax benefits which the Company has deemed realizable in the income tax provision (rather than in additional paid-in capital). This caused income taxes to differ from taxes at the statutory rates in 2017. For the year ended December 31, 2017, the Company recognized an estimated $20.1 million decrease to the income tax provision, which resulted in a $20.1 million increase to income from continuing operations and net income attributable to Blucora, a $0.45 increase to basic earnings per share, and a $0.43 increase to diluted earnings per share.

•
The Company applied the cash flow presentation guidance on a retrospective basis, restating the consolidated statements of cash flows to present excess tax benefits as an operating activity (rather than a financing activity). For the year ended December 31, 2017, that resulted in an increase to cash provided by operating activities from continuing operations of $16.0 million and a corresponding decrease to cash used by financing activities from continuing operations. The restatement had no impact on total cash flows for the period presented.

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
Measurement of Credit Losses - In June 2016, the FASB issued ASU 2016-03 "Measurement of Credit Losses on Financial Statements" that requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. This ASU is effective for fiscal years beginning after December 15, 2019, including those interim periods within those fiscal years. The Company is currently assessing the impact of adopting this ASU, but based on a preliminary assessment, does not expect the adoption of this guidance to have a material impact on its consolidated financial statements and related disclosures.
Statement of cash flows and restricted cash - In November 2016, the FASB issued ASU 2016-18 "Statement of Cash Flows: Restricted Cash" on the classification and presentation of changes in restricted cash on the statement of cash flows.  The ASU requires that the statement of cash flows explains the change during the period in the total of cash, cash equivalents, and restricted cash; therefore, the amounts described as restricted cash should be included with cash and cash equivalents when

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

reconciling the beginning and end of period total amounts on the statement of cash flows.  This guidance became effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017.  Early adoption is permitted. The guidance is effective on a retrospective basis. The Company elected to early adopt this guidance as of January 1, 2017. The reclassification was not material to the periods presented and had no impact on total cash flows, income from continuing operations, or net income attributable to Blucora for the periods presented.
Share-Based Payments - In June 2018, the FASB issued ASU 2018-07 "Stock Compensation: Improvements to Nonemployee Share-based Payment Accounting" that requires companies to account for share-based payments granted to non-employees similarly to share-based payments granted to employees. This ASU is effective for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Early adoption of this ASU is permitted. In the third quarter of 2018, the Company early adopted the requirements of the new standard effective January 1, 2018, utilizing the alternative adoption method.
The adoption of this ASU had a $0.3 million cumulative effect on the Company's 2018 results, with a corresponding adjustment to additional paid-in capital (amounts below in thousands, except per share data):

	First Quarter		Second Quarter
	Reported	Recast	Reported	Recast
Income statement data:
Wealth management services cost of revenue	$63,067	$63,064	$62,452	$62,149
Operating income (loss)	52,734	52,737	38,823	39,126
Net income (loss)	45,543	45,546	35,157	35,460
Net income (loss) attributable to Blucora, Inc.	45,338	45,341	34,935	35,238

Net income (loss) per share attributable to Blucora, Inc.:
Basic	$0.97	$0.97	$0.74	$0.75

Weighted average shares outstanding:
Basic	46,641	46,641	47,221	47,221

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
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

	Years ended December 31,
	2018	2017	2016
Revenue:
Wealth Management	$373,174	$348,620	$316,546
Tax Preparation	187,282	160,937	139,365
Total revenue	560,456	509,557	455,911
Operating income:
Wealth Management	53,053	50,916	46,296
Tax Preparation	87,249	72,921	66,897
Corporate-level activity	(72,625)	(75,800)	(76,076)
Total operating income	67,677	48,037	37,117
Other loss, net	(15,797)	(44,551)	(39,781)
Income tax benefit (expense)	(311)	25,890	1,285
Discontinued operations, net of income taxes	—	—	(63,121)
Net income (loss)	$51,569	$29,376	$(64,500)

Revenues by major category within each segment are presented below (in thousands):

	Years ended December 31,
	2018	2017	2016
Wealth Management:
Commission	$164,201	$160,241	$150,125
Advisory	164,353	145,694	129,417
Asset-based	31,456	26,297	22,653
Transaction and fee	13,164	16,388	14,351
Total Wealth Management revenue	$373,174	$348,620	$316,546
Tax Preparation:
Consumer	$172,207	$147,084	$126,289
Professional	15,075	13,853	13,076
Total Tax Preparation revenue	$187,282	$160,937	$139,365

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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

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
Details of Wealth Management revenues are:

	Year ended December 31, 2018
Wealth Management Segment Revenues	Recognized Upon Transaction	Recognized Over Time	Total
Commission revenue	$67,351	$96,850	$164,201
Advisory revenue	—	164,353	164,353
Asset-based revenue	—	31,456	31,456
Transaction and fee revenue	3,211	9,953	13,164
Total	$70,562	$302,612	$373,174

Tax Preparation revenue recognition: The Company derives revenue from the sale of Tax Preparation digital services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services include Tax Preparation support services, e-filing services, bank or reloadable pre-paid debit card services, and other value-added services, including enhanced tax and Wealth Management services through HD Vest. The Company’s Tax Preparation revenues are earned from customers primarily located in the United States.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

Tax Preparation revenue details are as follows:
Consumer revenue - Consumer revenue includes revenue associated with the Company’s digital software products, downloadable or shipped desktop software products, add-on services such as refund payment transfer services, bank or reloadable pre-paid debit card services, gift cards and audit defense services.
Digital revenues include revenues associated with the Company’s digital software products sold to customers and businesses primarily for the preparation of individual or business tax returns, and are generally recognized when customers and businesses complete and file returns.
Desktop revenues primarily include revenues from all downloadable or shipped software products and are generally recognized when customers download the software or when the software ships.
Add-on services are revenues related to services such as refund payment transfer services, bank or reloadable pre-paid debit card services, gift cards and audit defense services, and are generally recognized as customers complete and file returns.
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
Details of Tax Preparation revenues are:

	Year ended December 31, 2018
Tax Preparation Segment Revenues	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$172,207	$—	$172,207
Professional	12,604	2,471	15,075
Total	$184,811	$2,471	$187,282

Note 4: Business Combinations
HD Vest: On December 31, 2015, pursuant to a Purchase Agreement dated October 14, 2015, the Company acquired HD Vest for $613.7 million, including cash acquired of $38.9 million and after a $1.8 million final working capital adjustment in the first quarter of 2016. In connection with the acquisition, certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. A portion of those shares were sold to the Company in exchange for a promissory note. After giving effect to the rollover shares and related purchase of the rollover shares for the promissory note, the Company indirectly owns 95.52% of HDV Holdings, Inc., with the remaining 4.48% noncontrolling interest held collectively by the rollover management members and subject to put and call arrangements exercisable beginning in 2019.
The acquisition was funded by a combination of cash on hand and the TaxAct - HD Vest 2015 credit facility, under which the Company borrowed $400.0 million (see "Note 10: Debt").
Certain members of HD Vest management rolled over a portion of the proceeds they would have otherwise received at the acquisition's closing into shares of the acquisition subsidiary through which the Company consummated the purchase of HD Vest. The former President of HD Vest sold a portion of his shares to the Company in exchange for a promissory note. The promissory note was scheduled to be paid over a three-year period with 50% to be paid in year one ($3.2 million paid in

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

December 2016), 40% to be paid in 2017, and 10% to be paid in 2018. In December 2017, the Company fully repaid the remaining $3.2 million outstanding. The note bore interest at a rate of 5% per year.

Note 5: Discontinued Operations
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
Summarized financial information for discontinued operations is as follows (in thousands):

Year ended
December 31, 2016
Major classes of items in net income (loss):
Revenues	$227,989
Operating expenses	(211,395)
Other income (loss), net	(719)
Income (loss) from discontinued operations before income taxes	15,875
Loss on sale of discontinued operations before income taxes	(73,800)
Discontinued operations, before income taxes	(57,925)
Income tax benefit (expense)	(5,196)
Discontinued operations, net of income taxes	$(63,121)
Business exit costs: In conjunction with the Strategic Transformation, the Company incurred business exit costs of approximately $4.5 million, which primarily were recorded in discontinued operations in the fourth quarter of 2015 and the first quarter of 2016.

Note 6: Restructuring
The table below summarizes the activity in the restructuring liability (in thousands), resulting from the relocation of the Company's corporate headquarters to Irving, Texas in 2017. These costs were primarily recorded in "Restructuring" on the consolidated statements of comprehensive income and within corporate-level activity for segment purposes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

	Employee-Related Termination Costs	Contract Termination Costs	Fixed Asset Impairments	Stock-Based Compensation	Other Costs	Total
Balance as of December 31, 2016	$4,234	$—	$—	$—	$—	$4,234
Restructuring charges	261	(241)	1,878	1,148	55	3,101
Payments	(3,293)	(535)	—	—	(55)	(3,883)
Non-cash	—	1,457	(1,878)	(1,148)	—	(1,569)
Balance as of December 31, 2017	$1,202	$681	$—	$—	$—	$1,883
Restructuring charges	288	—	—	—	—	288
Payments	(1,490)	(157)	—	—		(1,647)
Balance as of December 31, 2018	$—	$524	$—	$—	$—	$524

Employee-related termination costs primarily include severance benefits, under both ongoing and one-time benefit arrangements. Contract termination costs and fixed asset impairments were incurred in connection with the previous headquarters' operating lease and related fixed assets, which are described further in the next two paragraphs, respectively. Stock-based compensation primarily includes the impact of equity award modifications associated with employment contracts for certain individuals impacted by the relocation, as well as forfeitures that were recorded for severed employees. Other costs include office relocation costs.
The Company has a non-cancelable operating lease that runs through 2020 for its former corporate headquarters in Bellevue, Washington, which the Company occupied until May 2017. In March 2017, the Company agreed to a sublease for the entire Bellevue facility, which was effective June 1, 2017 and expires on September 30, 2020, consistent with the underlying operating lease. Under that sublease agreement, the Company will not recover all of its remaining lease rental obligations (including common area maintenance costs and real estate taxes) and, therefore, recognized a net loss on sublease of $0.4 million, shown above under contract termination costs.
The Company fully impaired the $1.9 million carrying value of the leasehold improvements and the office furniture and equipment that would not be fully recovered in connection with this lease.
All of these items were recorded in the first quarter of 2017.

Note 7: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2016	$356,041	$192,700	$548,741
Foreign currency translation adjustment	—	296	296
Balance as of December 31, 2017	356,041	192,996	549,037
Foreign currency translation adjustment	—	(352)	(352)
Balance as of December 31, 2018	$356,041	$192,644	$548,685

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

Intangible assets other than goodwill consisted of the following (in thousands):

		December 31, 2018			December 31, 2017
	Weighted Average Amortization Period (months)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Advisor relationships	204	$240,300	$(50,973)	$189,327	$240,300	$(34,211)	$206,089
Customer relationships	13	101,686	(87,811)	13,875	101,711	(75,105)	26,606
Technology	36	43,847	(38,396)	5,451	43,895	(35,452)	8,443
Sponsor relationships	180	16,500	(2,750)	13,750	16,500	(1,833)	14,667
Curriculum	12	800	(600)	200	800	(400)	400
Total definite-lived intangible assets	186	403,133	(180,530)	222,603	403,206	(147,001)	256,205
Indefinite-lived intangible assets:
Trade names		72,000	—	72,000	72,000	—	72,000
Total		$475,133	$(180,530)	$294,603	$475,206	$(147,001)	$328,205

Amortization expense was as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Statement of comprehensive income line item:
Cost of revenue	$99	$195	$812
Amortization of other acquired intangible assets	33,487	33,807	33,331
Total	$33,586	$34,002	$34,143

Expected amortization of definite-lived intangible assets held as of December 31, 2018 is as follows (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Statement of comprehensive income (loss) line item:
Amortization of other acquired intangible assets	$32,176	$19,822	$16,992	$14,841	$14,405	$124,367	$222,603

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

Note 8: Fair Value Measurements
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
The fair value hierarchy of the Company's financial assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

	December 31, 2018	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$23,181	$23,181	$—	$—
Total assets at fair value	$23,181	$23,181	$—	$—
Acquisition-related contingent consideration liability	$1,275	$—	$—	$1,275
Total liabilities at fair value	$1,275	$—	$—	$1,275

	December 31, 2017	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$10,857	$10,857	$—	$—
Total assets at fair value	$10,857	$10,857	$—	$—
Acquisition-related contingent consideration liability	$2,689	$—	$—	$2,689
Total liabilities at fair value	$2,689	$—	$—	$2,689
A reconciliation of Level 3 items measured at fair value on a recurring basis was as follows (in thousands):

	Years ended December 31,
	2018	2017
Acquisition-related contingent consideration liability:
Balance at beginning of year	$2,689	$3,421
Payment	(1,315)	(946)
Foreign currency transaction (gain) loss	(99)	214
Balance at end of year	$1,275	$2,689

Cash equivalents are classified within Level 1 of the fair value hierarchy because the Company values them utilizing quoted prices in active markets. Unrealized gains and losses are included in "Accumulated other comprehensive loss" on the consolidated balance sheets, and amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
The contingent consideration liability is related to the Company's 2015 acquisition of SimpleTax Software Inc. ("SimpleTax"), and the related payments that began in 2017 and are expected to continue annually through 2019. As of December 31, 2018, the Company was required to an additional amount of $1.3 million. This liability is included within Level

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

3 of the fair value hierarchy because the Company values it utilizing inputs not observable in the market. Specifically, the Company has determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which includes assumptions related to estimating SimpleTax revenues, the probability of payment (100%), and the discount rate (9%).
The change in the fair value of the contingent consideration liability is recognized in "General and administrative" expense on the consolidated statements of comprehensive income for the period in which the fair value changes. As of December 31, 2018, the contingent consideration liability was included in "Accrued expenses and other current liabilities" on the consolidated balance sheets.

Note 9: Balance Sheet Components
Other receivables consisted of the following (in thousands):

	December 31,
	2018	2017
Income taxes receivable	$7,243	$2,802
Other receivables	165	378
Total other receivables	$7,408	$3,180

Prepaid expenses and other current assets, net consisted of the following (in thousands):

	December 31,
	2018	2017
Prepaid expenses	$7,169	$6,972
Other current assets	586	393
Total prepaid expenses and other current assets, net	$7,755	$7,365

Property and equipment, net consisted of the following (in thousands):

	December 31,
	2018	2017
Internally-developed software	$9,220	$2,728
Computer equipment and data center	5,641	7,121
Purchased software	4,214	4,200
Leasehold improvements and other	3,313	3,244
Office furniture	929	801
Office equipment	662	557
	23,979	18,651
Accumulated depreciation	(13,724)	(12,081)
	10,255	6,570
Capital projects in progress	2,134	3,261
Total property and equipment, net	$12,389	$9,831

Total depreciation expense was $5.0 million, $4.1 million, and $4.5 million for the years ended December 31, 2018, 2017, and 2016, respectively.
The net book value of internally-developed software was $8.0 million and $4.1 million at December 31, 2018 and 2017, respectively. The Company recorded amortization expense for internally-developed software of $1.5 million, $0.9 million, and $1.0 million for the years ended December 31, 2018, 2017, and 2016, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2018	2017
Salaries and related expenses	$13,050	$12,451
Other	5,976	7,126
Total accrued expenses and other current liabilities	$19,026	$19,577

In 2018, the Company received approximately $9.3 million of incentives from its new clearing firm provider, which is reported in current and long-term deferred revenue on the consolidated balance sheets. The Company offsets these incentives against operating expenses.

Note 10: Debt
The Company’s debt consisted of the following (in thousands):

	December 31, 2018				December 31, 2017
		Unamortized				Unamortized
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$265,000	$(970)	$(3,640)	$260,390	$345,000	$(1,455)	$(5,464)	$338,081

Senior secured credit facility: In May 2017, the Company entered into a credit agreement with a syndicate of lenders in order to provide a term loan and revolving line of credit for working capital, capital expenditures and general business purposes (the "Blucora senior secured credit facilities"). The Blucora senior secured credit facilities provide for up to $425.0 million of borrowings, consisting of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility) and a $425.0 million term loan facility that mature in May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by the assets of the Company and its subsidiaries. The Blucora senior secured credit facilities include financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit facility agreement. As of December 31, 2018, the Company was in compliance with all of the financial and operating covenants under the credit facility agreement.
Principal payments on the term loan are payable quarterly in an amount equal to 0.25% of the initial outstanding principal. In November 2017, the credit facility agreement was amended in order to refinance and reprice the initial term loan, such that the applicable interest rate margin is 3.00% for Eurodollar Rate loans and 2.00% for ABR loans. During the year ended December 31, 2018, the Company made prepayments of $80.0 million towards the term loan.
Depending on the Company’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.00% for Eurodollar Rate loans and 1.75% to 2.00% for ABR loans. Interest is payable at the end of each interest period. As of December 31, 2018 the Company had not borrowed any amounts under the revolving credit facility.
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
As of December 31, 2018, the term loan facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

When the Company entered into the Blucora senior secured credit facilities, it terminated the TaxAct - HD Vest 2015 credit facilities (defined below). At that time, the Company performed an analysis by creditor and determined that the refinancing qualified as an extinguishment of the TaxAct - HD Vest 2015 credit facilities and the Notes (each of which are defined below). As a result, the Company recognized a loss on debt extinguishment during the year ended December 31, 2017, which was recorded in "Other loss, net" on the consolidated statements of comprehensive income and consisted of the following (in thousands):

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
TaxAct - HD Vest 2015 credit facility: On December 31, 2015, TaxAct and HD Vest entered into an agreement with a syndicate of lenders for the purposes of financing the HD Vest acquisition and providing future working capital flexibility for TaxAct and HD Vest (the "TaxAct - HD Vest 2015 credit facilities"). The credit facility consisted of a $25.0 million revolving credit loan--which included a letter of credit and swingline loans--and a $400.0 million term loan for an aggregate $425.0 million credit facility. The final maturity dates of the revolving credit loan and term loan were December 31, 2020 and December 31, 2022, respectively. Obligations under the credit facility were guaranteed by TaxAct Holdings, Inc. and HD Vest Holdings, Inc. and were secured by the equity of the TaxAct and HD Vest businesses. While Blucora was not a party to the agreement, it had guaranteed the obligations of TaxAct and HD Vest under the credit facility, secured by its equity in TaxAct Holdings, Inc.
TaxAct and HD Vest borrowed $400.0 million under the term loan and had net repayment activity of $64.0 million and $140.0 million during 2017 and 2016, respectively. These repayments resulted in the acceleration of a portion of the unamortized discount and debt issuance costs, which were recorded in "Other loss, net" on the consolidated statements of comprehensive income.
Convertible Senior Notes:  On March 15, 2013, the Company issued $201.3 million aggregate principal amount of its Convertible Senior Notes ("the Notes"), inclusive of the underwriters’ exercise in full of their over-allotment option of $26.3 million. In June 2017, the Company redeemed almost all of the outstanding Notes for cash with proceeds from the senior secured credit facility. The Company received net proceeds from the offering of approximately $194.8 million after adjusting for debt issuance costs, including the underwriting discount.
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

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

The following table sets forth total interest expense related to the Notes (in thousands):

	Years ended December 31,
	2017	2016
Contractual interest expense (Cash)	$3,141	$7,619
Amortization of debt issuance costs (Non-cash)	401	939
Accretion of debt discount (Non-cash)	1,567	3,666
Total interest expense	$5,109	$12,224
Effective interest rate of the liability component	7.32%	7.32%

Note 11: Commitments and Contingencies
The Company's contractual commitments are as follows for years ending December 31 (in thousands):

	2019	2020	2021	2022	2023	Thereafter	Total
Operating lease commitments:
Operating lease obligations	$3,759	$3,461	$2,245	$1,979	$1,677	$—	$13,121
Sublease income	(1,288)	(991)	—	—	—	—	(2,279)
Net operating lease commitments	2,471	2,470	2,245	1,979	1,677	—	10,842
Purchase commitments	10,088	7,311	5,640	4,077	2,444	3,325	32,885
Debt commitments	—	—	—	—	—	265,000	265,000
Interest payable	11,654	11,686	11,654	11,654	11,654	4,854	63,156
Acquisition-related contingent consideration liability	1,275	—	—	—	—	—	1,275
Total	$25,488	$21,467	$19,539	$17,710	$15,775	$273,179	$373,158

Operating lease commitments:  As discussed in "Note 6: Restructuring", the Company has a non-cancelable operating lease that runs through 2020 for its former corporate headquarters in Bellevue, Washington, which the Company occupied until May 2017. In March 2017, the Company agreed to a sublease for the entire Bellevue facility, which was effective June 1, 2017 and expires on September 30, 2020, consistent with the underlying operating lease.
The Company leases office space, and these leases are classified as operating leases. Net rent expense under those operating leases was as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Rent expense	$2,860	$2,972	$3,793
Less: sublease rent income	(1,292)	(594)	(342)
Net rent expense	$1,568	$2,378	$3,451

Purchase commitments:  The Company's purchase commitments consist primarily of marketing agreements, commitments with a vendor to provide cloud computation services, commitments to its new clearing firm provider and commitments for advisory support programs.
Debt commitments and interest on Notes:  The Company’s debt commitments are based upon contractual payment terms and consist of the outstanding principal related to the Blucora senior secured credit facility. For further detail regarding the credit facility, see "Note 10: Debt."

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

Acquisition-related contingent consideration liability: The contingent consideration liability is related to the Company's acquisition of SimpleTax (see "Note 4: Business Combinations" and "Note 8: Fair Value Measurements"), and the related payments that began in 2017 and are expected to continue annually through 2019.
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
On March 10, 2017, the Company filed a motion to dismiss for improper venue as a result of a forum selection provision in the Company’s bylaws that required the plaintiff to file his derivative fiduciary duty claims in Delaware. Other defendants also filed motions to quash the summons due to a lack of personal jurisdiction over them. On July 25, 2017, the Court granted the Company's motion to dismiss. The case was stayed by the Court until November 22, 2017 so that Mr. Tilden could file a complaint in Delaware, after which the case was dismissed without further order of the Court.
On November 21, 2017, Mr. Tilden filed a shareholder derivative action in the Delaware Court of Chancery asserting the same claims against the same defendants and seeking the same relief as the San Francisco Superior Court lawsuit. On January 31, 2018, the Company filed a motion to dismiss the Delaware complaint, and a hearing on the motion was held on July 11, 2018. The motion to dismiss was granted on October 26, 2018, and the case has been dismissed with prejudice and without leave to amend.
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

Note 12: Stockholders' Equity
Stock incentive plan:  The Company may grant incentive or non-qualified stock options, stock, restricted stock, restricted stock units ("RSUs"), stock appreciation rights and performance shares or performance units to employees, non-employee directors, and consultants.
The Company granted options and RSUs during 2018, 2017 and 2016 under its 2015 Incentive Plan (as amended and restated), as well as options and RSUs during 2016 under its 2016 Inducement Plan. In addition, the Company granted RSUs in 2018 to Directors under its 2018 Long-Term Incentive Plan. Options and RSUs generally vest over a period of one-to-three years, with the majority vesting over three years. Options and RSUs have one-third vesting one year from the date of grant and the remainder vesting ratably thereafter on an annual basis for most awards in 2018 and semi-annually for awards prior to 2018, and options expire seven years from the date of grant. There are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance targets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

The Company issues new shares upon the exercise of options and upon the vesting of RSUs. If an option or RSU is surrendered or otherwise unused, the related shares will continue to be available.
Employee Stock Purchase Plan:  The 2016 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of Company common stock, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 2.4 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 0.8 million shares were available for issuance as of December 31, 2018. The Company issues new shares upon purchase through the ESPP.
Other comprehensive income:  The following table provides information about activity in other comprehensive income (in thousands):

	Unrealized gain (loss) on investments	Foreign currency translation adjustment	Total
Balance as of December 31, 2015	$(10)	$(517)	$(527)
Other comprehensive income	9	137	146
Balance as of December 31, 2016	(1)	(380)	(381)
Other comprehensive income	1	376	377
Balance as of December 31, 2017	—	(4)	(4)
Other comprehensive loss	—	(442)	(442)
Balance as of December 31, 2018	$—	$(446)	$(446)

Note 13: Stock-Based Compensation
A summary of the general terms of stock options and RSUs at December 31, 2018 was as follows:

Number of shares authorized for awards	11,958,417
Options and RSUs outstanding	3,310,874
Options and RSUs expected to vest	3,105,386
Options and RSUs available for grant	6,711,996

The following activity occurred under the Company’s stock incentive plans:

	Options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding December 31, 2017	3,805,922	$13.13
Granted	322,823	$24.08
Forfeited	(199,651)	$16.28
Exercised	(1,481,155)	$12.62
Outstanding December 31, 2018	2,447,939	$14.62	$29,423	4.5
Exercisable December 31, 2018	970,285	$11.80	$14,401	4.0
Vested and expected to vest after December 31, 2018	2,342,602	$14.43	$28,601	4.4

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

	Stock units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Outstanding December 31, 2017	914,241	$12.10
Granted	582,285	$26.89
Forfeited	(103,684)	$17.75
Vested	(529,907)	$11.48
Outstanding December 31, 2018	862,935	$21.78	$22,989	1.1
Expected to vest after December 31, 2018	762,784	$21.65	$20,321	1.1

Supplemental information is presented below:

	Years ended December 31,
	2018	2017	2016
Stock options:
Weighted average grant date fair value per share granted	$7.68	$6.25	$2.46
Total intrinsic value of options exercised (in thousands)	$27,759	$44,405	$437
Total fair value of options vested (in thousands)	$4,142	$5,566	$7,064
RSUs:
Weighted average grant date fair value per unit granted	$26.89	$18.39	$7.82
Total intrinsic value of units vested (in thousands)	$16,452	$14,642	$5,755
Total fair value of units vested (in thousands)	$6,069	$6,469	$8,983

The Company included the following amounts for stock-based compensation expense, which related to stock options, RSUs, and the ESPP, in the consolidated statements of comprehensive income (in thousands):

	Years ended December 31,
	2018	2017	2016
Cost of revenue	$1,467	$774	$166
Engineering and technology	766	984	1,640
Sales and marketing	2,424	2,376	2,548
General and administrative	8,596	7,519	9,774
Restructuring	—	1,148	(364)
Total in continuing operations	13,253	12,801	13,764
Discontinued operations	—	—	1,471
Total	$13,253	$12,801	$15,235

In 2016, the Company recorded stock-based compensation expense in connection with the corporate headquarters relocation announcement. See "Note 6: Restructuring" for additional information.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

To estimate stock-based compensation expense, the Company used the Black-Scholes-Merton valuation method with the following assumptions for stock options granted:

	Years ended December 31,
	2018	2017	2016
Risk-free interest rate	1.82% - 2.54%	1.2% - 1.94%	0.83% - 1.59%
Expected dividend yield	0%	0%	0%
Expected volatility	38% - 42%	39% - 45%	35% - 45%
Expected life	3.6	3.8	3.4
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
As of December 31, 2018, total unrecognized stock-based compensation expense related to unvested stock awards is as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$3,085	1.3
RSUs	8,576	1.8
Total for continuing operations	$11,661	1.7

Note 14:	Other Loss, Net

"Other loss, net" consisted of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
Interest expense	$15,610	$21,211	$32,424
Loss on debt extinguishment and amortization of debt issuance costs	2,367	21,534	2,876
Accretion of debt discounts	163	1,947	4,690
Interest income	(349)	(110)	(81)
Other	(1,994)	(31)	(128)
Other loss, net	$15,797	$44,551	$39,781

In 2018, the Company had a $2.1 million gain on the sale of an investment that is included in "Other" above.

Note 15: 401(k) Plan
The Company has a 401(k) savings plan covering its employees. Eligible employees may contribute through payroll deductions. The Company may match the employees’ 401(k) contributions at the discretion of the Company’s Board of Directors. Pursuant to a continuing resolution, the Company has matched a portion of the 401(k) contributions made by its employees. The amount contributed by the Company ranges from 1% to 4% of an employee's salary, depending upon the percentage contributed by the employee. For the years ended December 31, 2018, 2017, and 2016, the Company contributed $1.9 million, $1.6 million, and $1.4 million, respectively, for employees.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

Note 16: Income Taxes
Income (loss) from continuing operations before income taxes consisted of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
United States	$51,385	$3,293	$(2,678)
Foreign	495	193	14
Income (loss) from continuing operations before income taxes	51,880	3,486	(2,664)

Income tax expense (benefit) consisted of the following (in thousands):

	Years ended December 31,
	2018	2017	2016
Current:
U.S. federal	$(42)	$123	$14,695
State	3,230	962	2,048
Foreign	157	122	27
Total current expense	3,345	1,207	16,770
Deferred:
U.S. federal	(3,035)	(26,012)	(16,608)
State	37	(1,022)	(1,421)
Foreign	(36)	(63)	(26)
Total deferred benefit	(3,034)	(27,097)	(18,055)
Income tax expense (benefit)	$311	$(25,890)	$(1,285)

Income tax expense (benefit) differed from the amount computed by applying the statutory federal income tax rate of 21% for 2018, and 35% for 2017 and 2016, as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Income tax expense (benefit) at the statutory federal income tax rate	$10,895	$1,220	$(930)
Non-deductible compensation	2,796	283	249
State income taxes, net of federal benefit	2,014	582	454
Uncertain tax positions and audit settlements	473	(321)	(86)
Research and development credit	(552)	—	—
Excess tax benefits of stock-based compensation	(6,851)	(11,558)	—
Valuation allowances	(8,537)	4,974	15
Deductible domestic manufacturing costs	—	—	(1,225)
Tax legislation impact	—	(21,430)	—
Other	73	360	238
Income tax expense (benefit)	$311	$(25,890)	$(1,285)

The tax legislation which became effective January 1, 2018, repealed corporate alternative minimum tax ("AMT") for tax years beginning January 1, 2018 and provides that existing AMT credit carryovers are refundable beginning in 2018. At December 31, 2018 the Company had approximately $5.5 million and $5.4 million of AMT credit carryovers reported in “Other receivables" and "Other long-term assets," respectively, on the consolidated balance sheets.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

The tax effect of temporary differences and net operating loss carryforwards that gave rise to the Company’s deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$96,602	$111,416
Accrued compensation	5,526	4,586
Deferred revenue	3,700	1,638
Tax credit carryforwards	552	—
Stock-based compensation	3,971	3,592
Capital loss	23,008	22,579
Other, net	2,143	3,466
Total gross deferred tax assets	135,502	147,277
Valuation allowance	(100,705)	(109,242)
Deferred tax assets, net of valuation allowance	34,797	38,035
Deferred tax liabilities:
Depreciation and amortization	(74,135)	(81,182)
Other, net	(1,056)	(286)
Total gross deferred tax liabilities	(75,191)	(81,468)
Net deferred tax liabilities	$(40,394)	$(43,433)

At December 31, 2018, the Company evaluated the need for a valuation allowance for certain deferred tax assets based upon its assessment of whether it is more likely than not that the Company will generate sufficient future taxable income necessary to realize the deferred tax benefits. The Company maintains a valuation allowance against its deferred tax assets that are capital in nature to the extent that it is more likely than not that the related deferred tax benefit will not be realized. The Company also has a deferred tax asset related to the net operating losses ("NOLs") that it believes are more likely than not to expire before utilization. If assumptions change and the Company determines it will be able to realize these NOLs, the tax benefit relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2018 will be recognized as a reduction of income tax expense.
The changes in the valuation allowance for deferred tax assets are shown below (in thousands):

	Years ended December 31,
	2018	2017
Balance at beginning of year	$109,242	$226,813
Decrease in valuation allowance - change in federal income tax rate	—	(72,482)
Decrease in valuation allowance - adoption of ASU 2016-09	—	(50,203)
Increase (decrease) in valuation allowance - current year utilization	(8,597)	4,875
Increase in valuation allowance - other	60	239
Balance at end of year	$100,705	$109,242

As of December 31, 2018, the Company’s U.S. federal and state net operating loss carryforwards for income tax purposes were $454.3 million and $20.8 million, respectively, which primarily related to excess tax benefits for stock-based compensation. Prior to January 1, 2017, when the net operating loss carryforwards related to stock-based compensation were recognized, the income tax benefit of those losses was accounted for as a credit to stockholders’ equity on the consolidated balance sheets. Beginning on January 1, 2017, we recognized such income tax benefit on the consolidated financial statements, as further described in the Recent accounting pronouncements section of "Note 2: Summary of Significant Accounting Policies." If not utilized, the Company’s federal net operating loss carryforwards will expire between 2020 and 2037, with the

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

majority of them expiring between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.
A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Balance at beginning of year	$22,625	$22,919	$21,741
Gross increases for tax positions of prior years	516	93	331
Gross decreases for tax positions of prior years	—	(31)	(93)
Gross increases for tax positions of current year	—	—	997
Settlements with taxing authorities	—	(66)	(57)
Statute of limitations expirations	(551)	(290)	—
Balance at end of year	$22,590	$22,625	$22,919

The total amount of unrecognized tax benefits that could affect the Company’s effective tax rate if recognized was $4.7 million and $4.2 million as of December 31, 2018 and 2017, respectively. The remaining $17.9 million and $18.4 million has not been recognized on the consolidated balance sheets as of December 31, 2018 and 2017, respectively, and if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2014, although NOL carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2018, no significant adjustments have been proposed relative to the Company’s tax positions.
During the years ended December 31, 2018, 2017, and 2016, the Company recognized less than $0.5 million of interest and penalties related to uncertain tax positions. The Company had approximately $1.5 million and $1.1 million accrued for interest and penalties as of December 31, 2018 and 2017, respectively.

Note 17:	Net Income (Loss) Per Share

"Basic net income (loss) per share" is computed using the weighted average number of common shares outstanding during the period. "Diluted net income (loss) per share" is computed using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of unvested RSUs. Dilutive potential common shares are excluded from the computation of earnings per share if their effect is antidilutive. The redemption value adjustment of the Company's redeemable noncontrolling interest is deducted from income (loss) (as discussed further in "Note 2: Summary of Significant Accounting Policies").

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2018, 2017, and 2016

The computation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Years ended December 31,
	2018	2017	2016
Numerator:
Income (loss) from continuing operations	$51,569	$29,376	$(1,379)
Net income attributable to noncontrolling interests	(935)	(2,337)	(658)
Adjustment of redeemable noncontrolling interests*	(5,977)	—	—
Income (loss) from discontinued operations attributable to Blucora, Inc.	—	—	(63,121)
Net income (loss) attributable to Blucora, Inc. shareholders after adjustment of redeemable noncontrolling interests and discontinued operations	$44,657	$27,039	$(65,158)
Denominator:
Weighted average common shares outstanding, basic	47,394	44,370	41,494
Dilutive potential common shares	1,987	2,841	—
Weighted average common shares outstanding, diluted	49,381	47,211	41,494
Net income (loss) per share attributable to Blucora, Inc. - basic:
Continuing operations	$0.94	$0.61	$(0.05)
Discontinued operations	—	—	(1.52)
Basic net income (loss) per share	$0.94	$0.61	$(1.57)
Net income (loss) per share attributable to Blucora, Inc. - diluted:
Continuing operations	$0.90	$0.57	$(0.05)
Discontinued operations	—	—	(1.52)
Diluted net income (loss) per share	$0.90	$0.57	$(1.57)
Shares excluded	354	1,058	9,774
* See "Note 2: Summary of Significant Accounting Policies" for further discussion of redeemable noncontrolling interests

Shares were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2018 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2018 and its report is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Blucora, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blucora, Inc. as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated March 1, 2019 expressed an unqualified opinion thereon.
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
/s/ Ernst & Young LLP
Dallas, Texas
March 1, 2019
ITEM 9B. Other Information
None.

PART III
As permitted by the rules of the Securities and Exchange Commission, we have omitted certain information from Part III of this Annual Report on Form 10-K. We intend to file a Definitive Proxy Statement (the "Proxy Statement") with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and such information is incorporated by reference herein.
ITEM 10. Directors, Executive Officers and Corporate Governance
The information required in response to this Item 10 is incorporated by reference herein to our Proxy Statement.
ITEM 11. Executive Compensation
The information required in response to this Item 11 is incorporated by reference herein to our Proxy Statement.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Our stockholders have approved the Blucora, Inc. 2018 Long-Term Incentive Plan, (the "2018 Plan"), the Blucora, Inc. 2015 Plan, as amended and restated (the "2015 Plan"), the Company's Restated 1996 Flexible Stock Incentive Plan (the "1996 Plan"), and the Blucora, Inc. 2016 Employee Stock Purchase Plan (the “2016 ESPP”). Our Board of Directors adopted the 2016 Inducement Plan (the "Inducement Plan") on January 29, 2016, which did not require stockholder approval under NASDAQ rules. The terms and conditions of the Inducement Plan are substantially similar to those of the 2015 Plan, except that under the Inducement Plan, 2,400,000 shares are authorized for issuance, eligibility is limited to newly hired employees, incentive stock options may not be granted, and the Inducement Plan is not subject to stockholder approval. The 1996 Plan and the 2015 Plan are now terminated, and no additional equity grants may be made under those plans.
See “Note 11: Stockholders' Equity” in the Notes to Consolidated Financial Statements included in Part II, Item 8, for additional information.
The table below sets forth information regarding outstanding awards and shares available for future issuance under the Company’s equity compensation plans as of December 31, 2018.

	(a)		(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights		Weighted-average exercise price of outstanding options, warrants, and rights (1)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by stockholders	2,768,128	(2)	$15.85	6,281,763	(3)
Equity compensation plans not approved by stockholders	542,682	(4)	$9.54	1,191,301	(5)
Total	3,310,810		$14.62	7,473,064

(1)	Consists of the weighted-average exercise price of outstanding options, as outstanding restricted stock unit ("RSUs") do not have an exercise price.

(2)
Consists of 1,971,159 shares of common stock issuable upon exercise of outstanding options and 796,969 shares of common stock issuable upon vesting of RSUs under the 2018 Plan, the 2015 Plan, and 1996 Plan.

(3)
Includes 5,520,759 shares available for future grant under the 2018 Plan and 761,004 shares available for future grant under the 2016 ESPP. For the most current offering period that ended on November 14, 2018, 20,340 shares were issued under the 2016 ESPP. The 1996 Plan and the 2015 Plan were terminated for purposes of future grants in May 2015 and June 2018, respectively. Does not include shares available for grant under the 2016 Inducement Plan.

(4)	Consists of 476,780 shares of common stock issuable upon exercise of outstanding options and 65,902 shares of common stock issuable upon vesting of RSUs under the 2016 Inducement Plan.

(5)	Includes shares available for future grant under the 2016 Inducement Plan.
Additional information required in response to this Item 12 is incorporated by reference herein to our Proxy Statement.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated by reference herein to our Proxy Statement.

ITEM 14. Principal Accounting Fees and Services
The information required in response to this Item 14 is incorporated by reference herein to our Proxy Statement.

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
3.    Exhibits
The exhibits required by Item 601 of Regulation S-K are set forth below.
(b)   Exhibits

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement by an among HDV Holdings, LLC, Blucora, Inc., Project Baseball Sub, Inc. and HDV Holdings, Inc., dated October 14, 2015	8-K	October 14, 2015	10.1
2.2#	Asset Purchase Agreement between Blucora, Inc., Infospace LLC, OpenMail LLC and InfoSpace Holdings LLC dated July 1, 2016	8-K	July 5, 2016	2.1
2.3#	Stock Purchase Agreement between Blucora, Inc., Monoprice Holdings, Inc. and YFC-Boneagle Electric Co., LTD, dated November 14, 2016	8-K	November 15, 2016	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K (No. 000-25131)	August 13, 2012	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc. filed with the Secretary of State of Delaware on June 1, 2017	8-K	June 5, 2017	3.1
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc. filed with the Secretary of State of Delaware on June 8, 2018	8-K	June 8, 2018	3.1
3.4	Amended and Restated Bylaws of Blucora, Inc.	8-K	February 28, 2017	3.2
10.1*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of June 5, 2012	S-8 (No. 333-198645)	September 8, 2014	99.1
10.2*	Blucora, Inc. 2015 Incentive Plan, as Amended and Restated	DEF 14A	April 25, 2016	App-endix A
10.3*	Form of Blucora, Inc. 2015 Incentive Plan Nonqualified Stock Option Grant Notice	10-Q	July 30, 2015	10.2
10.4*	Form of Blucora, Inc. 2015 Incentive Plan Restricted Stock Unit Grant Notice	10-Q	July 30, 2015	10.3
10.5*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.2
10.6*	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.3
10.7*	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.4
10.8*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Blucora, Inc. 2015 Incentive Plan	10-Q	April 28, 2016	10.3
10.9*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Chairman of the Board under the Blucora, Inc. 2015 Incentive Plan	10-Q	April 28, 2016	10.4
10.10*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Amended and Restated Blucora, Inc. 2015 Incentive Plan	10-Q	July 27, 2017	10.3
10.11*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under the Amended and Restated Blucora, Inc. 2015 Incentive Plan	10-Q	July 27, 2017	10.4
10.12*	Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 19, 2018	App-endix A

10.13*	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan				X
10.14*	Form of Time-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan				X
10.15*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan				X
10.16*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-Q	August 1, 2018	10.4
10.17*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under Blucora, Inc. 2018 Long-Term Incentive Plan	10-Q	August 1, 2018	10.3
10.18*	Blucora, Inc. 2016 Equity Inducement Plan	S-8	January 29, 2016	99.1
10.19*	Amendment No. 1 to Blucora, Inc. 2016 Inducement Plan	S-8	October 14, 2016	99.1
10.20*	Amendment No. 2 to the Blucora, Inc. 2016 Inducement Plan	8-K	May 25, 2018	10.1
10.21*	Form of Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to Newly-Hired Executive Officers Under the Blucora, Inc. 2016 Equity Inducement Plan, as amended	10-Q	October 31, 2018	10.2
10.22*	Form of Blucora, Inc. 2016 Inducement Plan Nonqualified Stock Option Grant Notice	10-K	February 24, 2016	10.41
10.23*	Form of Blucora, Inc. 2016 Inducement Plan Restricted Stock Unit Grant Notice	10-K	February 24, 2016	10.42
10.25*	Blucora, Inc. 2018 Annual Incentive Plan	8-K	February 23, 2018	10.1
10.26*	Employment Agreement between Blucora, Inc. and John S. Clendening dated March 12, 2016	8-K	March 15, 2016	10.1
10.27*	First Amendment to Employment Agreement dated September 5, 2017 between Blucora, Inc. and John S. Clendening	8-K	September 5, 2017	10.1
10.28*	Employment Agreement by and between Blucora, Inc. and Sanjay Baskaran dated January 12, 2017	8-K/A	January 13, 2017	10.1
10.29*	Employment Agreement by and between Blucora, Inc., HD Vest, Inc., and Robert D. Oros dated January 22, 2017	8-K	January 23, 2017	10.1
10.30*	Employment Agreement by and between Blucora, Inc. and Ann Bruder dated June 19, 2017	10-Q	July 27, 2017	10.2
10.31*	Employment Agreement by and between Blucora, Inc. and Davinder Athwal dated February 14, 2018	8-K	February 15, 2018	10.1
10.32*	Employment Agreement by and between Blucora, Inc. and Transient Taylor dated September 18, 2018	10-Q	October 31, 2018	10.1
10.33*	Employment Agreement by and between Blucora, Inc. and Todd Mackay dated December 24, 2018				X
10.34*	Employment Agreement by and between Blucora, Inc. and Curtis Campbell dated October 12, 2018				X

10.35*	Employment Agreement by and between Blucora, Inc. and Mike Hogan dated October 20, 2018				X
10.36*	Separation and Release Agreement by and between Blucora, Inc. and Bob Oros dated October 28, 2018				X
10.37*	Amended and Restated Employment Agreement, amended and restated effective January 6, 2015 between Blucora, Inc. and Eric M. Emans	8-K	January 22, 2015	10.1
10.38*	Amendment No. 1 to Amended and Restated Employment Agreement by and between Blucora, Inc. and Eric M. Emans dated January 22, 2016	8-K	January 22, 2016	10.1
10.39*	Amendment No. 2 to Amended and Restated Employment Agreement by and between Blucora, Inc. and Eric M. Emans dated January 6, 2015, as amended	10-Q	October 27, 2016	10.4
10.40*	Consulting Agreement, dated October 25, 2017, between Blucora, Inc. and Eric M. Emans	10-Q	October 26, 2017	10.2
10.41	Credit Agreement, dated May 22, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender from time to time a party to the Credit Agreement	8-K	May 23, 2017	10.1
10.42	First Amendment, dated November 28, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender party to the First Amendment	8-K	November 29, 2017	10.1
10.43	Office Lease between Blucora, Inc. and Plaza Center Property LLC dated July 19, 2012	10-Q (No. 000-25131)	November 1, 2012	10.2
10.44	First Amendment to Office Lease between Blucora, Inc. and Plaza Center Property LLC dated November 5, 2013	10-K	February 27, 2014	10.8
10.45	Sublease dated April 13, 2017, by and between Blucora, Inc. and Xevo, Inc. related to that certain Office Lease dated July 13, 2012 by and between Blucora, Inc. and KBS SOR Plaza Bellevue, LLC (as successor to Plaza Property Center LLC)	10-Q	May 4, 2017	10.5
10.46	Lease Agreement, dated January 28, 2008, by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa	10-K (No. 000-25131)	March 9, 2012	10.13
10.47	Amendment to Lease Agreement by and between 2nd Story Software, Inc., PBI Properties, Larry Kane Investments, L.C., and Swati Dandekar for office space located at 1425 60th Street NE, Suite 300, Cedar Rapids, Iowa, dated March 14, 2013	10-Q	May 2, 2013	10.5
10.48*	Blucora, Inc., 2016 Employee Stock Purchase Plan	DEF 14A	April 25, 2016	App-endix B
10.49*	Amendment No. 1 to the Blucora, Inc. Employee Stock Purchase Plan	10-Q	August 1, 2018	99.1
10.50*	Blucora, Inc. Non-Employee Director Compensation Policy	8-K	June 5, 2017	10.1
10.51*	Blucora, Inc. Director Tax-Smart Deferral Plan				X
10.52*	Blucora, Inc. Executive Officer Tax-Smart Deferral Plan				X
21.1	Subsidiaries of the registrant				X

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm	X
24.1	Power of Attorney (contained on the signature page hereto)	X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
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

ITEM 16. Form 10-K Summary
None.
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ John S. Clendening
John S. Clendening Chief Executive Officer and President

Date:	March 1, 2019
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

Signature	Title	Date

/s/ John S. Clendening	President, Chief Executive Officer, and Director (Principal Executive Officer)	March 1, 2019
John S. Clendening

/s/ Davinder Athwal	Chief Financial Officer (Principal Financial Officer)	March 1, 2019
Davinder Athwal

/s/ John Palmer	Vice President - Accounting (Principal Accounting Officer)	March 1, 2019
John Palmer

/s/ William L. Atwell	Chairman and Director	March 1, 2019
William L. Atwell

/s/ Steven Aldrich	Director	March 1, 2019
Steven Aldrich

/s/ Lance G. Dunn	Director	March 1, 2019
Lance G. Dunn

/s/ E.Carol Hayles	Director	March 1, 2019
E. Carol Hayles

/s/ H. McIntyre Gardner	Director	March 1, 2019
H. McIntyre Gardner

/s/ John MacIlwaine	Director	March 1, 2019
John MacIlwaine

/s/ Georganne C. Proctor	Director	March 1, 2019
Georganne C. Proctor

/s/ Christopher W. Walters	Director	March 1, 2019
Christopher W. Walters

/s/ Mary S. Zappone	Director	March 1, 2019
Mary S. Zappone