Form 10-Q
period 2019-03-31
BLUCORA, INC.
filed 2019-05-08
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BCOR	NASDAQ Global Select Market

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	May 1, 2019
Common Stock, Par Value $0.0001	48,390,443

Trademarks, Trade Names and Service Marks
This report includes certain trademarks, trade names and service marks of Blucora, Inc. (referred to throughout this report as "Blucora," the "Company", "we," "us," or "our"), including Blucora, HD Vest and TaxAct. Each one of these trademarks, trade names or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights or (iv) a registered trademark or application for registration which we have been authorized by a third party to use.
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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This report contains forward-looking statements that involve risks and uncertainties. The statements in this report that are not purely historical are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipate,” “believe,” “plan,” “expect,” “future,” “intend,” “may,” “will,” “should,” “estimate,” “predict,” “potential,” “continue,” and "could" or, in each case, their negative variables and similar expressions identify forward-looking statements, but the absence of these words does not mean that the statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding:
•our ability to effectively compete within our industry;
•our ability to attract and retain customers, as well as our ability to provide strong customer service;
•our ability to realize all of the anticipated benefits of the acquisition of 1st Global, as well as our ability to integrate the operations of 1st Global;
•our future capital requirements and the availability of financing, if necessary;
•our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;
•our ability to generate strong investment performance for our customers and the impact of the financial markets on our customers’ portfolios;
•political and economic conditions and events that directly or indirectly impact the wealth management and tax preparation industries;
•our ability to attract and retain productive financial advisors;
•our ability to respond to rapid technological changes, including our ability to successfully release new products and services or improve upon existing products and services;
•our expectations concerning the revenues we generate from fees associated with the financial products that we distribute;
•our ability to manage leadership and employee transitions;
•our ability to comply with regulations applicable to the wealth management and tax preparation industries, including increased costs associated with new or changing regulations;
•our expectations concerning the benefits that may be derived from our new clearing platform and our investment advisory platform;
•risks associated with the use and implementation of information technology and the effect of security breaches, computer viruses and computer hacking attacks;
•our ability to comply with laws and regulations regarding privacy and protection of user data;
•our ability to maintain our relationships with third party partners, providers, suppliers, vendors, distributors, contractors, financial institutions and licensing partners;
•our beliefs and expectations regarding the seasonality of our business;
•risks associated with litigation;
•our ability to attract and retain qualified employees;
•our assessments and estimates that determine our effective tax rate;
•the impact of new or changing tax legislation on our business and our ability to attract and retain customers;
•our ability to develop, establish and maintain strong brands;
•our ability to protect our intellectual property and the impact of any claim that we have infringed on the intellectual property rights of others; and
•our ability to effectively integrate companies or assets that we acquire.
Forward-looking statements are subject to known and unknown risks, uncertainties, and other factors, many of which are beyond our control, that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, as supplemented by those identified under Part II, Item 1A, "Risk Factors" and elsewhere in this report, as well as in the Company's other filings with the Securities and Exchange Commission. You should not rely on forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We do not undertake any obligation to update any forward-looking statement to reflect new information, events, or circumstances after the date of this Quarterly Report on Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$149,762	$84,524
Cash segregated under federal or other regulations	1,527	842
Accounts receivable, net of allowance	24,113	15,721
Commissions receivable	14,382	15,562
Other receivables	7,450	7,408
Prepaid expenses and other current assets, net	10,840	7,755
Total current assets	208,074	131,812
Long-term assets:
Property and equipment, net	12,322	12,389
Right-of-use assets, net	5,942	—
Goodwill, net	548,770	548,685
Other intangible assets, net	286,562	294,603
Other long-term assets	11,047	10,236
Total long-term assets	864,643	865,913
Total assets	$1,072,717	$997,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,230	$3,798
Commissions and advisory fees payable	13,655	15,199
Accrued expenses and other current liabilities	48,675	18,980
Lease liabilities	6,493	46
Deferred revenue	6,424	10,257
Total current liabilities	85,477	48,280
Long-term liabilities:
Long-term debt, net	260,570	260,390
Deferred tax liability, net	39,422	40,394
Deferred revenue	7,890	8,581
Lease liabilities	2,118	100
Other long-term liabilities	6,186	7,440
Total long-term liabilities	316,186	316,905
Total liabilities	401,663	365,185

Redeemable noncontrolling interests	2,517	24,945

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
48,255 and 48,044, respectively	5	5
Additional paid-in capital	1,570,026	1,569,725
Accumulated deficit	(901,155)	(961,689)
Accumulated other comprehensive loss	(339)	(446)
Total stockholders’ equity	668,537	607,595
Total liabilities and stockholders’ equity	$1,072,717	$997,725
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended March 31,
	2019	2018
Revenue:
Wealth management services revenue	$89,532	$92,082
Tax preparation services revenue	136,236	113,883
Total revenue	225,768	205,965
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	61,374	63,064
Tax preparation services cost of revenue	4,201	4,353
Amortization of acquired technology	—	50
Total cost of revenue	65,575	67,467
Engineering and technology	6,529	5,131
Sales and marketing	55,572	55,253
General and administrative	18,874	14,866
Depreciation	1,061	1,915
Amortization of other acquired intangible assets	8,044	8,307
Restructuring	—	289
Total operating expenses	155,655	153,228
Operating income	70,113	52,737
Other loss, net	(3,958)	(5,228)
Income before income taxes	66,155	47,509
Income tax expense	(3,985)	(1,963)
Net income	62,170	45,546
Net income attributable to noncontrolling interests	—	(205)
Net income attributable to Blucora, Inc.	$62,170	$45,341
Net income per share attributable to Blucora, Inc.:
Basic	$1.29	$0.97
Diluted	$1.25	$0.93
Weighted average shares outstanding:
Basic	48,161	46,641
Diluted	49,542	48,665
Other comprehensive income (loss):
Net income	$62,170	$45,546
Foreign currency translation adjustment	107	(137)
Other comprehensive income (loss)	107	(137)
Comprehensive income	62,277	45,409
Comprehensive income attributable to noncontrolling interests	—	(205)
Comprehensive income attributable to Blucora, Inc.	$62,277	$45,204
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	Redeemable Noncontrolling Interests			Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
		Common stock
		Shares	Amount				Total
Balance as of December 31, 2017	$18,033	46,367	$5	$1,555,560	$(1,014,174)	$(4)	$541,387
Common stock issued for stock options and restricted stock units	—	462	—	2,534	—	—	2,534
Common stock issued for employee stock purchase plan	—	—	—	703	—	—	703
Other comprehensive loss	—	—	—	—	—	(137)	(137)
Stock-based compensation	—	—	—	2,958	—	—	2,958
Tax payments from shares withheld for equity awards	—	—	—	(1,493)	—	—	(1,493)
Impact of adoption of new revenue recognition accounting standard	—	—	—	—	1,851	—	1,851
Net income	205	—	—	—	45,341	—	45,341
Balance as of March 31, 2018	$18,238	46,829	$5	$1,560,262	$(966,982)	$(141)	$593,144

	Redeemable Noncontrolling Interests			Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
		Common stock
		Shares	Amount				Total
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	$607,595
Common stock issued for stock options and restricted stock units	—	211	—	283	—	—	283
Other comprehensive income	—	—	—	—	—	107	107
Stock-based compensation	—	—	—	2,443	—	—	2,443
Tax payments from shares withheld for equity awards	—	—	—	(2,425)	—	—	(2,425)
Reclassification of mandatorily redeemable noncontrolling interests	(22,428)	—	—	—	—	—	—
Impact of adoption of new leases accounting standard	—	—	—	—	(1,636)	—	(1,636)
Net income	—	—	—	—	62,170	—	$62,170
Balance as of March 31, 2019	$2,517	48,255	$5	$1,570,026	$(901,155)	$(339)	$668,537
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2019	2018
Operating Activities:
Net income	$62,170	$45,546
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	2,443	2,955
Depreciation and amortization of acquired intangible assets	9,354	10,359
Reduction of right-of-use lease assets	904	—
Deferred income taxes	(972)	(749)
Amortization of premium on investments, net, and debt issuance costs	172	202
Accretion of debt discounts	38	47
Loss on debt extinguishment	—	776
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(8,395)	(1,961)
Commissions receivable	1,180	(240)
Other receivables	(42)	2,588
Prepaid expenses and other current assets	(3,085)	(319)
Other long-term assets	(841)	(1,109)
Accounts payable	6,432	3,290
Commissions and advisory fees payable	(1,544)	(278)
Deferred revenue	(4,524)	(4,213)
Accrued expenses and other current and long-term liabilities	6,946	556
Net cash provided by operating activities	70,236	57,450
Investing Activities:
Purchases of property and equipment	(1,243)	(940)
Net cash used by investing activities	(1,243)	(940)
Financing Activities:
Payments on credit facilities	—	(40,000)
Proceeds from stock option exercises	283	2,534
Proceeds from issuance of stock through employee stock purchase plan	—	703
Tax payments from shares withheld for equity awards	(2,425)	(1,493)
Contingent consideration payments for business acquisition	(943)	(1,313)
Net cash used by financing activities	(3,085)	(39,569)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	(6)
Net increase in cash, cash equivalents, and restricted cash	65,923	16,935
Cash, cash equivalents, and restricted cash, beginning of period	85,366	62,311
Cash, cash equivalents, and restricted cash, end of period	$151,289	$79,246

Cash paid for income taxes	$1,031	$457
Cash paid for interest	$3,624	$4,188
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
Description of the business: Blucora, Inc. (the "Company," "Blucora," "we," "our," or "us") operates two businesses: a Wealth Management business and a digital Tax Preparation business. The Wealth Management business consists of the operations of HDV Holdings, Inc. and its subsidiaries ("HD Vest"). HDV Holdings, Inc. is the parent company of the Wealth Management business and owns all outstanding shares of HD Vest, Inc., which serves as a holding company for the various financial services subsidiaries. Those subsidiaries include HD Vest Investment Securities, Inc. (an introducing broker-dealer), H.D. Vest Advisory Services, Inc. (a registered investment advisor), and H.D. Vest Insurance Agency, LLC (an insurance broker) (collectively referred to as the "Wealth Management business" or the "Wealth Management segment"). The Tax Preparation business consists of the operations of TaxAct, Inc. and its subsidiary ("TaxAct") and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com (collectively referred to as the "Tax Preparation business" or the "Tax Preparation segment").

Segments: The Company has two reportable segments: the Wealth Management segment, which is the HD Vest business, and the Tax Preparation segment, which is the TaxAct business.

Reclassification: The Company reclassified certain amounts on its consolidated balance sheets related to loans given to several HD Vest advisors and the Company's finance leases.
Note 2: Summary of Significant Accounting Policies
Interim financial information: The accompanying consolidated financial statements have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of results for a full year.
Cash, cash equivalents, and restricted cash: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	March 31,		December 31,
	2019	2018	2018
Cash and cash equivalents	$149,762	$77,107	$84,524
Cash segregated under federal or other regulations	1,527	1,314	842
Restricted cash included in "Prepaid expenses and other current assets, net"	—	275	—
Restricted cash included in "Other long-term assets"	—	550	—
Total cash, cash equivalents, and restricted cash	$151,289	$79,246	$85,366

Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of the Company’s Wealth Management customers. Restricted cash included in prepaid expenses and other current assets, net and other long-term assets represents amounts pledged as collateral for certain of the Company's banking and lease arrangements.
Fair value of financial instruments: The Company measures its cash equivalents at fair value. The Company considers the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.

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
Recent accounting pronouncements: Changes to GAAP are established by the Financial Accounting Standards Board ("FASB") in the form of accounting standards updates ("ASUs") to the FASB’s Accounting Standards Codification ("ASC"). The Company considers the applicability and impact of all recent ASUs. ASUs and ASCs not listed below were assessed and either were determined to not be applicable or are expected to have minimal impact on the Company’s consolidated financial position and results of operations. The Company currently is evaluating, or has adopted, ASUs and ASCs that impact the following areas:
Share-Based Payments (ASU 2018-07) - In June 2018, the FASB issued an ASU that requires companies to account for share-based payments granted to non-employees similarly to share-based payments granted to employees. This ASU was effective for fiscal years beginning after December 15, 2018, including the interim periods within those fiscal years. Early adoption of this ASU was permitted. In the third quarter of 2018, the Company decided to early adopt the requirements of the new standard, effective January 1, 2018, utilizing the alternative adoption method. The adoption of this ASU had an insignificant impact on the Company's unaudited 2018 quarterly results for the three months ended March 31, 2018.
Leases (ASU 2016-02) - In February 2016, the FASB issued guidance codified in ASC 842, "Leases" ("ASC 842"), which supersedes the guidance in ASC 840 "Leases." Under ASC 842, lease assets and liabilities, whether arising from leases that are considered operating or finance (capital) will be recognized on the balance sheet. Lease liabilities are measured as the present value of unpaid lease payments for operating leases where the Company is the lessee, and a corresponding right-of-use ("ROU") asset is recognized for the right to use the leased assets.
This guidance became effective on a modified retrospective basis-with various practical expedients related to leases that commenced before the effective date-for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2018. Prior comparable periods are presented in accordance with accounting guidance under ASC 840 "Leases" and were not restated.
The Company adopted ASC 842 on January 1, 2019 for all open leases with a term greater than one year as of the adoption date, using the modified retrospective method of adoption with a cumulative effect adjustment to retained earnings. The Company elected the package of practical expedients, for which there is no requirement to reassess lease existence, classification and initial direct costs, the hindsight practical expedient, for which the Company used hindsight in determining certain lease terms, and the short-term lease expedient, for which the Company considered all open leases with a term greater than one year as of the adoption date. The adoption resulted in $6.6 million of additional operating lease assets, $9.1 million of additional operating lease liabilities, and a $1.6 million adjustment to the opening balance of retained earnings as a result of reevaluating certain of the Company's lease terms as of the adoption date. The Company also reclassified, upon adoption, $0.9 million of other lease-related balances to reduce the measurement of lease assets.
The Company's lease terms are comprised of contractual terms but may include extension or termination options reasonably assured to be exercised at lease inception, which are included in the recognition of ROU assets and lease liabilities. The Company’s leases do not contain residual value guarantees or material variable lease payments. The Company does not have any material restrictions or covenants imposed by leases that would impact the Company’s ability to pay dividends or cause the Company to incur additional financial obligations.

The Company’s leases are not complex; therefore, there were no significant assumptions or judgments made in applying the requirements of ASC 842, including the determination of whether the contracts contained a lease, the allocation of consideration in the contracts between lease and non-lease components, and the determination of the discount rates for the leases.
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
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Revenue:
Wealth Management	$89,532	$92,082
Tax Preparation	136,236	113,883
Total revenue	225,768	205,965
Operating income (loss):
Wealth Management	11,540	13,075
Tax Preparation	79,272	58,806
Corporate-level activity	(20,699)	(19,144)
Total operating income	70,113	52,737
Other loss, net	(3,958)	(5,228)
Income tax expense	(3,985)	(1,963)
Net income	$62,170	$45,546
Revenues by major category within each segment are presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Wealth Management:
Commission	$37,160	$42,870
Advisory	39,757	39,301
Asset-based	9,693	7,172
Transaction and fee	2,922	2,739
Total Wealth Management revenue	$89,532	$92,082
Tax Preparation:
Consumer	$123,942	$101,912
Professional	12,294	11,971
Total Tax Preparation revenue	$136,236	$113,883

Wealth Management revenue recognition: Wealth Management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. The Company's Wealth Management revenues are earned from customers primarily located in the United States.
Wealth management revenue details are as follows:
Commission revenue - Commission revenue represents amounts generated by purchases and sales of securities and various investment products by the Company's clients. The Company serves as the registered broker/dealer or insurance agent for those trades. The Company generates two types of commission revenues: transaction-based sales commissions that occur on the trade date, which is when the Company's performance obligations have been substantially completed, and trailing commissions, which are paid to the Company (typically in arrears on a quarterly basis) based on the clients' account balance, rather than a per-transaction fee.
Advisory revenue - Advisory revenue includes fees charged to clients in advisory accounts where the Company is the Registered Investment Advisor. These fees are based on the value of assets within these advisory accounts. Advisory revenues are deferred and recognized ratably over the period (typically quarterly) in which the performance obligations, which are defined in ASC 606 as promises to transfer goods or services, have been completed.
Asset-based revenue - Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues, primarily including margin revenues, and is recognized ratably over the period in which services are provided.
Transaction and fee revenue - Transaction and fee revenue primarily includes support fees charged to advisors, which are recognized over time as advisory services are provided, fees charged for executing certain transactions in client accounts, which are recognized on a trade-date basis, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions, which are recognized as services are performed or as earned, as applicable.
Details of Wealth Management revenues are (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Commission revenue	$15,684	$21,476	$37,160	$18,345	$24,525	$42,870
Advisory revenue	—	39,757	39,757	—	39,301	39,301
Asset-based revenue	—	9,693	9,693	—	7,172	7,172
Transaction and fee revenue	770	2,152	2,922	961	1,778	2,739
Total	$16,454	$73,078	$89,532	$19,306	$72,776	$92,082

Tax Preparation revenue recognition: The Company derives revenue from the sale of Tax Preparation digital services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer and audit defense. The Company’s Tax Preparation revenues are earned from customers primarily located in the United States.

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

Professional revenue - Professional revenues include revenues associated with the Company’s desktop software products sold to tax return preparers who utilize the Company’s offerings to service end-user customers and are generally recognized when customers download the software or when the software ships. Professional customers have the option to elect an unlimited e-filing package or a pay-per-return package. As the unlimited e-filing package can be re-used, those revenues are recognized over an estimated filing timeline. Revenues from the pay-per-return package are recognized when customers complete and file returns.
Details of Tax Preparation revenues are (in thousands):

	Three Months Ended March 31, 2019			Three Months Ended March 31, 2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$123,015	$927	$123,942	$101,912	$—	$101,912
Professional	10,842	1,452	12,294	10,396	1,575	11,971
Total	$133,857	$2,379	$136,236	$112,308	$1,575	$113,883

Note 4: Fair Value Measurements
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
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2019	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$23,317	$23,317	$—	$—
Total assets at fair value	$23,317	$23,317	$—	$—

		Fair value measurements at the reporting date using
	December 31, 2018	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$23,181	$23,181	$—	$—
Total assets at fair value	$23,181	$23,181	$—	$—
Acquisition-related contingent consideration liability	$1,275	$—	$—	$1,275
Total liabilities at fair value	$1,275	$—	$—	$1,275
A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance as of December 31, 2018	$1,275
Payment	(1,331)
Foreign currency transaction loss	56
Balance as of March 31, 2019	$—
Cash equivalents are classified within Level 1 of the fair value hierarchy because the Company values them utilizing quoted prices in active markets. Unrealized gains and losses are included in "Accumulated other comprehensive loss" on the consolidated balance sheets, and amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
Note 5: Debt
The Company’s debt consisted of the following as of the periods indicated in the table below (in thousands):

	March 31, 2019				December 31, 2018
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facilities	$265,000	$(932)	$(3,498)	$260,570	$265,000	$(970)	$(3,640)	$260,390
Senior secured credit facilities: In May 2017, the Company entered into a credit agreement with a syndicate of lenders in order to provide a term loan and revolving line of credit for working capital, capital expenditures and general business purposes (the "Blucora senior secured credit facilities"). The Blucora senior secured credit facilities provide for up to $425.0 million of borrowings, consisting of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility) and a $375.0 million term loan facility that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by the assets of the Company and its subsidiaries. The Blucora senior secured credit facilities include financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit facility agreement. As of March 31, 2019, the Company was in compliance with all of the financial and operating covenants under the credit facility agreement.
Principal payments on the term loan are payable quarterly in an amount equal to 0.25% of the initial outstanding principal. In November 2017, the credit facility agreement was amended in order to refinance and reprice the initial term loan, such that the applicable interest rate margin is 3.00% for Eurodollar Rate loans and 2.00% for ABR loans.
Depending on the Company’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.00% for Eurodollar Rate loans and 1.75% to 2.00% for ABR loans. Interest is payable at the end of each interest period. As of March 31, 2019, the Company had not borrowed any amounts under the revolving credit facility.
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

As of March 31, 2019, the term loan facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
See "Note 12: Subsequent Events" for a discussion of the Company's recent amendment to the Blucora senior secured credit facilities.
Note 6: Redeemable Noncontrolling Interests
In connection with the 2015 acquisition of HD Vest, the former management of HD Vest retained an ownership interest in that business. The Company is party to put and call arrangements that became exercisable beginning in the first quarter of 2019 with respect to those interests. These put and call arrangements allow certain members of HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests, respectively. These arrangements can be settled for cash within ninety days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2018, which occurred on March 1, 2019. The redemption value of the arrangements is based upon several factors, including, among others, the Company's implied enterprise value, implied equity value and certain financial performance measures of the Company. The put and call arrangements do not meet the definition of a derivative instrument as the put and call agreements do not provide for net settlement.
As of March 31, 2019, $22.4 million of put arrangements had been exercised, and those arrangements became mandatorily redeemable. The $22.4 million of exercised arrangements were included in "Accrued expenses and other current liabilities" on the consolidated balance sheets. As of March 31, 2019, put and call arrangements of $2.5 million had not been exercised.
See "Note 12: Subsequent Events" for additional information.

Note 7: Commitments and Contingencies

Significant events since the year ended December 31, 2018, outside of the ordinary course of the Company’s business, include payment of the remaining SimpleTax acquisition-related contingent consideration liability and sublease income of $2.0 million primarily related to the sublease agreement for the Company's former headquarters in Bellevue, Washington. Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Litigation: From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. The Company is not currently party to any legal proceedings or claims for which it has incurred a liability on its consolidated balance sheets.
Note 8: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units ("RSUs"), and the Company’s employee stock purchase plan ("ESPP"), in the following on the consolidated statements of comprehensive income (in thousands):

	Three months ended March 31,
	2019	2018
Cost of revenue	$520	$256
Engineering and technology	176	210
Sales and marketing	(193)	516
General and administrative	1,940	1,973
Total	$2,443	$2,955
As of March 31, 2019, the Company had granted 436,000 RSUs and non-qualified stock options to certain HD Vest financial advisors. These advisors are considered non-employees. The RSUs and stock options fully vest three years from the date of grant. Following the Company's early adoption of ASU 2018-07, effective January 1, 2018, these grants are accounted for similarly to share-based payments granted to employees.

Total net shares issued for stock options exercised, RSUs vested, and shares purchased pursuant to the ESPP were as follows (in thousands):

	Three months ended March 31,
	2019	2018
Stock options exercised	79	320
RSUs vested	132	106
Shares purchased pursuant to ESPP	—	36
Total	211	462

Note 9: Leases
The Company's leases are primarily related to office space. For the three months ended March 31, 2019, the Company recognized operating lease costs of approximately $1.0 million in "General and administrative" expense on the consolidated statements of comprehensive income. As of March 31, 2019, the Company's weighted-average remaining operating lease term was approximately 1.5 years, and its weighted-average operating lease discount rate was 5.3%.
The maturities of the Company's operating lease liabilities as of March 31, 2019 are below. The Company's finance lease liabilities as of March 31, 2019 were $0.1 million.

(in thousands, except percentages)
Undiscounted cash flows:
2019 (for the nine months remaining in 2019)	$5,747
2020	2,766
2021	306
Total undiscounted cash flows	8,819
Imputed interest	(343)
Present value of cash flows	$8,476

Short-term operating lease liabilities	$6,446
Long-term operating lease liabilities	2,030
Total operating lease liabilities	$8,476

Cash paid on operating lease liabilities was $0.9 million for the three months ended March 31, 2019. Lease liabilities from new ROU assets obtained during the three months ended March 31, 2019 were $0.2 million.

Note 10: Income Taxes
The Company recorded income tax expense of $4.0 million in the three months ended March 31, 2019. The Company's effective income tax rate differed from the 21% statutory rate in the three months ended March 31, 2019 primarily due to the release of valuation allowances and the effect of state income taxes.
The Company recorded income tax expense of $2.0 million in the three months ended March 31, 2018. Income taxes differed from the 21% statutory rate in three months ended March 31, 2018, primarily due to the release of valuation allowances.
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

The computation of basic and diluted net income per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended March 31,
	2019	2018
Numerator:
Income	$62,170	$45,546
Net income attributable to noncontrolling interests	—	(205)
Net income attributable to Blucora, Inc.	$62,170	$45,341
Denominator:
Weighted average common shares outstanding, basic	48,161	46,641
Dilutive potential common shares	1,381	2,024
Weighted average common shares outstanding, diluted	49,542	48,665
Net income per share attributable to Blucora, Inc.:
Basic	$1.29	$0.97
Diluted	$1.25	$0.93
Shares excluded	256	902
Shares were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Note 12: Subsequent Events
Amendment to Credit Facilities: Incurrence of Additional Term Loan: On May 6, 2019, the Company amended the Blucora senior secured credit facilities, in order to, among other things: (i) provide for a term loan increase in the aggregate principal amount of $125.0 million in the form of a fungible increase to, and on substantially the same terms as, the Company's existing senior secured term loan under the Blucora senior secured credit facilities, (ii) increase the total amount of the revolving credit facility under the Blucora senior secured credit facilities by $15.0 million to an aggregate of $65.0 million and (iii) appoint JPMorgan Chase Bank, N.A. as successor administrative agent and successor collateral agent under the Blucora senior secured credit facilities and related loan documents, as discussed above.
While the terms of the $125.0 million increase in the size of the Company's term loan are substantially the same as those under the existing term loan, including terms with respect to the interest rate, guarantees, prepayments, collateral and maturity date, the Company is required to make principal amortization payments on such $125.0 million portion of the term loan on a quarterly basis on the last business day of each March, June, September and December, beginning on December 31, 2019, in an amount equal to $312,500 (subject to reduction for prepayments), with the remaining principal amount of such portion due on the maturity date of May 22, 2024.
As described below, the proceeds of the increase in the term loan were used to fund a portion of the purchase price of the Company's acquisition of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), as well as to pay the fees and expenses associated with entering into the amendment to the Blucora senior secured credit facilities.
Acquisition of 1st Global: On May 6, 2019, the Company closed its previously announced acquisition of all of the issued and outstanding common stock of 1st Global for a cash purchase price of $180.0 million. The purchase price is subject to customary adjustment as well as certain indemnity escrows, in each case as described more fully in the stock purchase agreement governing the acquisition. The purchase price was paid with a combination of (i) cash on hand and (ii) the proceeds from the $125.0 million increase in the term loan under the Blucora senior secured credit facilities.
1st Global is a tax-focused wealth management company that, as of March 31, 2019, served about 820 independent advisors with approximately $20.2 billion in total client assets and $9.8 billion in for-fee advisory assets.
Redeemable Noncontrolling Interests: In the second quarter of 2019, the put and call arrangements (see "Note 6: Redeemable Noncontrolling Interests") that were not exercised as of March 31, 2019 were exercised, and all of the arrangements were settled in cash for the total amount of $24.9 million.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes included under Part I, Item 1 of this report and the section titled "Cautionary Statement Regarding Forward-Looking
Statements" in this report, as well as with our consolidated financial statements, accompanying notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2018.
Our Business
Blucora, Inc. (collectively, with its direct and indirect subsidiaries on a consolidated basis, the "Company," "Blucora," "we," "our" or "us") operates two businesses: a Wealth Management business and a digital Tax Preparation business.
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
The Tax Preparation business consists of the operations of TaxAct, Inc. and its subsidiary (collectively referred to as "TaxAct" or the "Tax Preparation business"). TaxAct provides digital do-it-yourself ("DDIY") tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its digital service at www.TaxAct.com. The TaxAct website and the information contained therein or connected thereto is not intended to be incorporated by reference into this report.
Recent Developments
Amendment to Credit Facilities; Incurrence of Additional Term Loan
On May 6, 2019, we amended our existing senior secured credit agreement, which provides for both a term loan and revolving line of credit for working capital, capital expenditures and general business purposes (the "Blucora senior secured credit facilities"), in order to, among other things: (i) provide for a term loan increase in the aggregate principal amount of $125.0 million in the form of a fungible increase to, and on substantially the same terms as, our existing senior secured term loan under the Blucora senior secured credit facilities, (ii) increase the total amount of the revolving credit facility under the Blucora senior secured credit facilities by $15.0 million to an aggregate of $65.0 million and (iii) appoint JPMorgan Chase Bank, N.A. as successor administrative agent and successor collateral agent under the Blucora senior secured credit facilities and related loan documents.
While the terms of the $125.0 million increase in the size of our term loan are substantially the same as those under the existing term loan, including terms with respect to the interest rate, guarantees, prepayments, collateral and maturity date, we are required to make principal amortization payments on such $125.0 million portion of the term loan on a quarterly basis on the last business day of each March, June, September and December, beginning on December 31, 2019, in an amount equal to $312,500 (subject to reduction for prepayments), with the remaining principal amount of such portion due on the maturity date of May 22, 2024.
As described below, the proceeds of the increase in the term loan were used to fund a portion of the purchase price of our acquisition of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, "1st Global"), as well as to pay the fees and expenses associated with entering into the amendment to the Blucora senior secured credit facilities.
Acquisition of 1st Global
On May 6, 2019, we closed our previously announced acquisition (the "Acquisition") of all of the issued and outstanding common stock of 1st Global for a cash purchase price of $180.0 million. The purchase price is subject to customary adjustments as well as certain indemnity escrows, in each case as described more fully in the stock purchase agreement governing the Acquisition. The purchase price was paid with a combination of (i) cash on hand and (ii) the proceeds from the $125.0 million increase in the term loan under the Blucora senior secured credit facilities.
1st Global is a tax-focused wealth management company that, as of March 31, 2019, served about 820 independent advisors with approximately $20.2 billion in total client assets and $9.8 billion in for-fee advisory assets. The Acquisition brings together two leaders in the tax-focused niche of the overall wealth management space. The complementary nature of the companies’ business models creates numerous synergies and growth opportunities for the combined company. 1st Global, the No. 2 tax-focused independent broker-dealer based on total revenue, specializes in servicing large, multi-partner accounting firms, while HD Vest, the No. 1 tax-focused independent broker-dealer, focuses primarily on converting individual tax preparers into wealth advisors.
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
RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
Revenue	$225,768	$205,965	10%
Operating income	$70,113	$52,737	33%
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Revenue increased approximately $19.8 million due to an increase of $22.4 million in revenue related to our Tax Preparation business, offset by a decrease of $2.6 million in revenue related to our Wealth Management business, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $17.4 million, consisting of the $19.8 million increase in revenue that was offset by a $2.4 million increase in operating expenses. Key changes in operating expenses were:

•$1.0 million decrease in the Wealth Management segment’s operating expenses, primarily due to a decrease in costs related to our 2018 clearing firm conversion and a decrease in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.

•$1.9 million increase in the Tax Preparation segment’s operating expenses, primarily due to an increase in personnel costs supporting multiple functions and an increase in software expenses.
•$1.6 million increase in corporate-level expense activity, primarily related to Acquisition costs and an increase in consulting expenses.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States ("GAAP") and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 3: Segment Information and Revenues" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We have two reportable segments: Wealth Management and Tax Preparation. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. Rather, we analyze such general and administrative costs separately under the heading "Corporate-level activity."
Wealth Management

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
Revenue	$89,532	$92,082	(3)%
Operating income	$11,540	$13,075	(12)%
Segment margin	14%	14%
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position and operating performance. A summary of our sources of revenue and business metrics is as follows:
Sources of revenue

(In thousands, except percentages)			Three months ended March 31,
	Sources of Revenue	Primary Drivers	2019	2018	Change
Advisor-driven	Commission	- Transactions - Asset levels	$37,160	$42,870	(13)%
	Advisory	- Advisory asset levels	39,757	39,301	1%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	9,693	7,172	35%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	2,922	2,739	7%
	Total revenue		$89,532	$92,082	(3)%
	Total recurring revenue		$73,241	$72,962	—%
	Recurring revenue rate		81.8%	79.2%
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
Business metrics

(In thousands, except percentages and as otherwise indicated)	March 31,
	2019	2018	Change
Total Client Assets	$46,164,603	$44,383,024	4%
Brokerage Assets	$32,176,414	$31,665,899	2%
Advisory Assets	$13,988,189	$12,717,125	10%
Percentage of Total Client Assets	30.3%	28.7%
Number of advisors (in ones)	3,553	3,920	(9)%
Advisor-driven revenue per advisor	$21.6	$21.0	3%
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
For the quarter ended March 31, 2019, total client assets include $24.6 million of assets held at our former clearing firm for which we are broker-of-record and whose conversion was administratively delayed.
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
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Wealth Management revenue decreased approximately $2.6 million as a result of the factors discussed in the category for each source of revenue below.

Wealth Management operating income decreased approximately $1.5 million, due to a $2.6 million decrease in revenue, offset by a $1.0 million decrease in operating expenses. The decrease in Wealth Management operating expenses was primarily due to a decrease in costs related to our 2018 clearing firm conversion and a decrease in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts.
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

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
By product category:
Mutual funds	$19,241	$22,964	(16)%
Variable annuities	11,358	13,464	(16)%
Insurance	3,730	3,387	10%
General securities	2,831	3,055	(7)%
Total commission revenue	$37,160	$42,870	(13)%

By type of commission:
Sales-based	$15,684	$18,345	(15)%
Trailing	21,476	24,525	(12)%
Total commission revenue	$37,160	$42,870	(13)%
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Sales-based commission revenue decreased approximately $2.7 million, primarily due to decreased activity in mutual funds and insurance securities.
Trailing commission revenue decreased approximately $3.0 million and reflects a decrease in the market value of the underlying assets.
Advisory revenue: Advisory revenue primarily includes fees charged to clients in advisory accounts where HD Vest is the Registered Investment Advisor (“RIA”) and is based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed and, accordingly, the revenues earned in the following three-month period. The majority of our accounts are billed in advance using values as of the last business day of the prior calendar quarter.
The activity within our advisory assets was as follows:

(In thousands)	Three months ended March 31,
	2019	2018
Balance, beginning of the period	$12,555,405	$12,530,165
Net increase in new advisory assets	269,152	318,565
Market impact and other	1,163,631	(131,605)
Balance, end of the period	$13,988,188	$12,717,125
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue due to advisory fees being billed in advance. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets.

Three months ended March 31, 2019 compared with three months ended March 31, 2018
The increase in advisory revenue of approximately $0.5 million is primarily due to the increase in the beginning-of-period advisory assets for the three months ended March 31, 2019 compared with three months ended March 31, 2018.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues, primarily including margin revenues.
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Asset-based revenue increased approximately $2.5 million, primarily from higher cash sweep revenues following increases in interest rates and the impact of our 2018 clearing firm transition.
Transaction and fee revenue: Transaction and fee revenue primarily includes support fees charged to advisors, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Transaction and fee revenues were comparable to the prior period.
Tax Preparation

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
Revenue	$136,236	$113,883	20%
Operating income	$79,272	$58,806	35%
Segment margin	58%	52%
Tax Preparation revenue is derived primarily from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer and audit defense.
We classify Tax Preparation revenue into two different categories: consumer revenue and professional revenue. Consumer revenue represents Tax Preparation revenue derived from products sold to customers and businesses primarily for the preparation of individual or business tax returns. Professional revenue represents Tax Preparation revenue derived from products sold to tax return preparers who utilize our offerings to service end-user customers.
Revenue by category was as follows:

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
Consumer	$123,942	$101,912	22%
Professional	12,294	11,971	3%
Total revenue	$136,236	$113,883	20%
We consider the volume of accepted federal tax e-files made through our software and digital services to be an important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Three months ended March 31,			Tax seasons ended
	2019	Change	2018	2019	Change	2018
Consumer e-files	2,244	(18)%	2,742	3,115	(17)%	3,772
We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Free File Alliance e-files are included within digital e-files above.
We measure our professional tax preparer customers using three metrics: the number of accepted federal tax e-files made through our software, the number of units sold, and the number of e-files per unit sold. We consider growth in these areas to be important in measuring the performance of the professional tax preparer side of the Tax Preparation business. These non-financial metrics were as follows:

(In thousands, except percentages and as otherwise indicated)	Three months ended March 31,			Tax seasons ended
	2019	Change	2018	2019	Change	2018
E-files	1,381	4%	1,324	1,833	4%	1,763
Units sold (ones)	20,024	(1)%	20,191	20,502	—%	20,588
E-files per unit sold (in ones)	69.0	5%	65.6	89.4	4%	85.6
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Tax Preparation revenue increased approximately $22.4 million, primarily due to price increases and a shift toward paid units. Revenue derived from professional tax preparers was comparable to the prior period. Revenue from ancillary services, primarily refund payment transfer, grew primarily as a result of price increases.
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Tax Preparation operating income increased approximately $20.5 million, due to a $22.4 million increase in revenue, offset by a $1.9 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to an increase in personnel costs supporting multiple functions, and an increase in software expenses.
Corporate-Level Activity

(In thousands)	Three months ended March 31,
	2019	2018	Change
Operating expenses	$7,105	$5,541	$1,564
Stock-based compensation	2,443	2,955	(512)
Acquisition-related costs	1,797	—	1,797
Depreciation	1,310	2,002	(692)
Amortization of acquired intangible assets	8,044	8,357	(313)
Restructuring	—	289	(289)
Total corporate-level activity	$20,699	$19,144	$1,555
Certain corporate-level activity, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, Acquisition-related costs, depreciation, amortization of acquired intangible assets, and restructuring is not allocated to our segments.

Three months ended March 31, 2019 compared with three months ended March 31, 2018
Operating expenses included in corporate-level activity increased primarily due to Acquisition-related costs.
Stock-based compensation decreased primarily due to activity within our Wealth Management business, primarily due to an increase in forfeitures from the prior period.
Acquisition-related costs in 2019 are related to our Acquisition of 1st Global.
Depreciation expense decreased primarily due to the abandonment of certain internally-developed software fixed assets in the first quarter of 2018.

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
Wealth management services cost of revenue	$61,374	$63,064	$(1,690)
Tax preparation services cost of revenue	4,201	4,353	(152)
Amortization of acquired technology	—	50	(50)
Total cost of revenue	$65,575	$67,467	$(1,892)
Percentage of revenue	29%	33%
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
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Wealth Management services cost of revenue decreased primarily due to a decrease in commissions paid to our financial advisors, which fluctuated in proportion to the change in underlying commission and advisory revenues earned on client accounts, partially offset by an increase in stock-based compensation expense related to stock options granted to certain HD Vest financial advisors.
Tax Preparation services cost of revenue was comparable to the prior period as the cost of maintaining our Tax Preparation platform is somewhat fixed and does not necessarily fluctuate based on Tax Preparation revenues.
Engineering and Technology

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
Engineering and technology	$6,529	$5,131	$1,398
Percentage of revenue	3%	2%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Engineering and technology expenses increased primarily due to higher headcount and software expenses.
Sales and Marketing

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
Sales and marketing	$55,572	$55,253	$319
Percentage of revenue	25%	27%
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

Three months ended March 31, 2019 compared with three months ended March 31, 2018
Sales and marketing expenses were comparable to the prior period.
General and Administrative

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
General and administrative	$18,874	$14,866	$4,008
Percentage of revenue	8%	7%
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
Three months ended March 31, 2019 compared with three months ended March 31, 2018
G&A expenses increased primarily due to Acquisition-related costs, and an increase in personnel costs primarily related to increases in headcount.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended March 31,
	2019	2018	Change
Depreciation	$1,061	$1,915	$(854)
Amortization of acquired intangible assets	8,044	8,307	(263)
Total	$9,105	$10,222	$(1,117)
Percentage of revenue	4%	5%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer, advisor and sponsor relationships, which are amortized over their estimated lives.
Three months ended March 31, 2019 compared with three months ended March 31, 2018
Depreciation expense decreased primarily due to the abandonment of certain internally-developed software fixed assets in the first quarter of 2018.
Amortization expense was comparable to the prior period.
Other Loss, Net

(In thousands)	Three months ended March 31,
	2019	2018	Change
Interest income	$(140)	$(40)	$(100)
Interest expense	3,776	4,181	(405)
Amortization of debt issuance costs	172	203	(31)
Accretion of debt discounts	38	47	(9)
Loss on debt extinguishment	—	776	(776)
Other	112	61	51
Other loss, net	$3,958	$5,228	$(1,270)
Three months ended March 31, 2019 compared with three months ended March 31, 2018
The decrease in interest expense relates to lower outstanding debt balances following several prepayments. In the first quarter of 2018 we had a loss on debt extinguishment related to debt prepayments.

Income Taxes
We recorded income tax expense of $4.0 million in the three months ended March 31, 2019. The Company's effective income tax rate differed from the 21% statutory rate in 2019 primarily due to the release of valuation allowances and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances, which were previously recorded in connection with our net operating losses, to offset future federal income tax liabilities. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
We recorded income tax expense of $2.0 million in the three months ended March 31, 2018. The Company's effective income tax rate differed from the 21% statutory rate in 2018 primarily due to the release of the current portion of valuation allowances.
Income tax expense for the three months ended March 31, 2019 differed from the comparable prior period, primarily due to the impact of stock-based compensation.

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, restructuring, other loss, net, the impact of noncontrolling interests, Acquisition and integration costs and income tax (benefit) expense. Restructuring costs relate to the relocation of our corporate headquarters that were completed in 2018.
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

(In thousands)	Three months ended March 31,
	2019	2018
Net income attributable to Blucora, Inc.	$62,170	$45,341
Stock-based compensation	2,443	2,955
Depreciation and amortization of acquired intangible assets	9,354	10,359
Restructuring	—	289
Other loss, net	3,958	5,228
Net income attributable to noncontrolling interests	—	205
Acquisition and integration costs	1,797	—
Income tax expense	3,985	1,963
Adjusted EBITDA	$83,707	$66,340
Three months ended March 31, 2019 compared with three months ended March 31, 2018
The increase in Adjusted EBITDA was primarily due to an increase in segment operating income of $20.5 million related to our Tax Preparation segment, offset by a decrease in segment operating income of $1.5 million related to our Wealth Management segment and an increase in corporate operating expenses of $1.6 million.
Non-GAAP net income: We define non-GAAP net income as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, restructuring costs (described further under Adjusted EBITDA above), the impact of noncontrolling interests, Acquisition and integration costs, the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Three months ended March 31,
	2019	2018
Net income attributable to Blucora, Inc.	$62,170	$45,341
Stock-based compensation	2,443	2,955
Amortization of acquired intangible assets	8,044	8,357
Restructuring	—	289
Impact of noncontrolling interests	—	205
Acquisition and integration costs	1,797	—
Cash tax impact of adjustments to GAAP net income	(411)	(313)
Non-cash income tax expense	3,151	1398
Non-GAAP net income	$77,194	$58,232
Per diluted share:
Net income attributable to Blucora, Inc.	$1.25	$0.93
Stock-based compensation	0.05	0.06
Amortization of acquired intangible assets	0.17	0.18
Restructuring	—	0.01
Impact of noncontrolling interests	—	0.00
Acquisition and integration costs	0.04	—
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.01)
Non-cash income tax expense	0.06	0.03
Non-GAAP net income per share	$1.56	$1.20
Weighted average shares outstanding used in computing per diluted share amounts	49,542	48,665
Three months ended March 31, 2019 compared with three months ended March 31, 2018
The increase in non-GAAP net income was primarily due to an increase in segment operating income of $20.5 million related to our Tax Preparation segment, a $0.4 million decrease in interest expense, amortization of debt issuance costs and accretion of debt discounts, a $0.8 million decrease in loss on debt extinguishment on the Blucora senior secured credit facilities, offset by a decrease in segment operating income of $1.5 million related to our Wealth Management segment and a $1.6 million increase in corporate operating expenses not allocated to the segments, primarily due to acquisition-related costs.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2019, we had cash and cash equivalents of approximately $149.8 million. Our HD Vest broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to HD Vest's operations. As of March 31, 2019, HD Vest met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high-quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. We believe our financial instrument investments held at March 31, 2019 had minimal default risk and short-term maturities.
Historically, we have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate and we may be required to draw on our $65.0 million revolving credit facility to meet our capital requirements. For further discussion of the risks to our business related to liquidity, see the Risk Factor "Existing cash and cash equivalents, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and the risk factors under the caption "Risks Related to our Financing Arrangements" in Part II, Item 1A in this Quarterly Report on Form 10-Q.
Use of Cash
We may use our cash and cash equivalents balance in the future on investment in our current businesses, for repayment of debt, for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses, for stock buybacks, for returning capital to stockholders, or for other utilizations which we deem to be in the best interests of stockholders.
In May 2017, we entered into a credit agreement with a syndicate of lenders for the Blucora senior secured credit facilities. The Blucora senior secured credit facilities in the initial aggregate committed amount of $425.0 million consist of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility), and a $375.0 million term loan facility. The final maturity dates of the revolving credit loan and term loan are May 22, 2022 and May 22, 2024, respectively. In November 2017, the credit facility agreement was amended in order to refinance and reprice the initial term loan, such that the applicable interest rate margin is 3.00% for Eurodollar Rate loans and 2.00% for ABR loans. Depending on Blucora’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.00% for Eurodollar Rate loans and 1.75% to 2.00% for ABR loans. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by the assets of Blucora and those subsidiaries.
On May 6, 2019, we amended our existing existing senior secured credit agreement to, among other things, permit the incurrence of a $125.0 million increase in the term loan facility of the Blucora senior secured credit facilities and increase the size of our revolving credit facility from $50.0 million to $65.0 million as described above under "Recent Developments" in Part I, Item 2 of this report.
The Blucora senior secured credit facilities include financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of March 31, 2019. We initially borrowed $375.0 million under the term loan and have made prepayments of $110.0 million towards the term loan since entering into the agreement, such that $265.0 million was outstanding under the term loan at March 31, 2019. We have not borrowed any amounts under the revolving credit loan and do not have any other debt outstanding. We may now be required to make annual prepayments of the term loan in an amount equal to a percentage of our excess cash flow during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year. Currently, we do not expect an excess cash flow payment will be required in the fiscal year ending 2019. In the past we have used excess cash flows to make debt prepayments, and we currently expect to make further prepayments in 2019.

On July 2, 2015, TaxAct acquired SimpleTax, which included additional consideration of up to C$4.6 million (with C$ indicating Canadian dollars and amounting to approximately $3.7 million based on the acquisition-date exchange rate). The related payments were contingent upon product availability and revenue performance over a three-year period and were to be paid annually over that period. The third and final payment of $1.3 million was made in the first quarter of 2019.
In connection with our 2015 acquisition of HD Vest, former management of that business has retained an ownership interest in HD Vest. We are party to put and call arrangements that became exercisable beginning in the first quarter of 2019 with respect to these interests. These put and call arrangements allow certain members of HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests, respectively. These arrangements can be settled for cash within ninety days after the Company files its Annual Report on Form 10-K for the year ended December 31, 2018. The redemption value of the arrangements is based upon several factors, including, among others, the Company's implied enterprise value, implied equity value and certain financial performance measures of the Company.
As of March 31, 2019, $22.4 million of put arrangements had been exercised, and those arrangements became mandatorily redeemable. As of March 31, 2019, put and call arrangements of $2.5 million had not been exercised. All of the put and call arrangements were settled in cash in the second quarter of 2019 for the aggregate amount of $24.9 million.
On May 6, 2019, we completed the Acquisition of 1st Global, which was paid with a combination of (i) $55.0 million of cash on hand and (ii) the proceeds from the $125.0 million increase in the term loan under the Blucora senior secured credit facilities.
Contractual Obligations and Commitments
The material changes in our contractual obligations and commitments through the first quarter of 2019, outside of the ordinary course of our business, include payment of the final portion of the SimpleTax acquisition-related contingent consideration liability and sublease income of $2.0 million, primarily related to the sublease of the Bellevue facility. Additional information on the Company’s Commitments and Contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Three months ended March 31,
	2019	2018
Net cash provided by operating activities	$70,236	$57,450
Net cash used by investing activities	(1,243)	(940)
Net cash used by financing activities	(3,085)	(39,569)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	15	(6)
Net increase in cash, cash equivalents, and restricted cash	$65,923	$16,935

Net cash from operating activities: Net cash from operating activities consists of income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $70.2 million and $57.5 million for the three months ended March 31, 2019 and 2018, respectively. The activity in the three months ended March 31, 2019 included a $(3.9) million working capital contribution and approximately $74.1 million of income (offset by non-cash adjustments). The working capital contribution was primarily driven by the impact of TaxAct's seasonality and the timing of TaxAct's spending on marketing campaigns for the current tax season.
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

Net cash used by investing activities was $1.2 million and $0.9 million for the three months ended March 31, 2019 and 2018, respectively. The activity in the three months ended March 31, 2019 consisted of approximately $1.2 million in purchases of property and equipment. The activity in the three months ended March 31, 2018 consisted of approximately $0.9 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs and market conditions that present favorable financing opportunities.
Net cash used by financing activities was $3.1 million and $39.6 million for the three months ended March 31, 2019 and 2018, respectively. The activity for the three months ended March 31, 2019 primarily consisted of $2.4 million in tax payments from shares withheld for equity awards, and $0.9 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $0.3 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
The activity for the three months ended March 31, 2018 primarily consisted of payments of $40.0 million towards the term loan under the Blucora senior secured credit facilities, $1.5 million in tax payments from shares withheld for equity awards, and $1.3 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by $3.2 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
Our critical accounting policies, estimates, and methodologies are described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the three months ended March 31, 2019. We borrowed $375.0 million under the term loan when we entered into the Blucora senior secured credit facilities, and as of March 31, 2019, we had $265.0 million outstanding. The interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.00%. A hypothetical 100 basis point increase in LIBOR would result in a $2.7 million increase, based upon our March 31, 2019 principal amount, in our annual interest expense until the scheduled maturity date in 2024. For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934), the effectiveness of our disclosure controls and procedures as of March 31, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of March 31, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the first quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.
Item 1A. Risk Factors
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the risks set forth below.
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
RISKS ASSOCIATED WITH OUR BUSINESSES
We may fail to realize all of the anticipated benefits of the Acquisition of 1st Global or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the operations of 1st Global.
Our ability to realize the anticipated benefits of the Acquisition of 1st Global will depend, to a large extent, on our ability to integrate 1st Global’s business with ours, which will be a complex, costly and time-consuming process. As a result, we will be required to devote significant management attention and resources to integrate our business practices and operations with those of 1st Global. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits of the Acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our operations and could result in a Material Adverse Effect.
As we integrate 1st Global’s business, we are likely to incur costs relating to selection and implementation of uniform procedures, systems, vendors and platforms for our Wealth Management business, as well as costs associated with exiting certain relationships and agreements. These costs could be material.
In addition, the integration of 1st Global’s business may result in material unanticipated problems, expenses, liabilities, competitive responses and loss of advisors, customers and other business relationships. Additional integration challenges could include:
•diversion of management’s and our employees' attention to integration matters;
•difficulties in achieving anticipated cost savings, synergies, business opportunities and growth prospects from the Acquisition;
•difficulties in the integration of operations and systems, including the use of our new clearing platform;
•difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•difficulties in keeping advisors and clients who may have changing products or services;
•difficulties in the assimilation of employees;
•difficulties in managing the expanded operations of a significantly larger and more complex company;
•challenges in attracting and retaining key personnel; and
•the impact of potential liabilities we may be inheriting from 1st Global.
Additionally, following the integration of 1st Global, we may also receive greater regulatory scrutiny and could incur additional compliance costs. Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could result in a Material Adverse Effect and result in us becoming subject to additional litigation.
In addition, even if 1st Global’s business is integrated successfully, the full anticipated benefits of the Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame, or at all. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in our earnings per share, decrease or delay the expected accretive effect of the Acquisition and negatively impact the price of shares of our common stock. As a result, it cannot be assured that the Acquisition will result in the realization of the full anticipated benefits and potential synergies.
We have incurred significant transaction costs and will continue to incur integration costs, which could also be significant, in connection with the Acquisition of 1st Global that could cause a Material Adverse Effect.
We have incurred significant transaction costs in connection with the Acquisition of 1st Global, including payment of certain fees and expenses incurred in connection with the Acquisition and the financing of the Acquisition. In addition, we expect to incur additional integration costs, which could be significant. These costs could adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
If we are unable to attract and retain productive advisors, our financial results will be negatively impacted.
Our Wealth Management business derives a large portion of its revenues from commissions and fees generated by its advisors. Our ability to attract and retain productive advisors has contributed significantly to our growth and success. If we fail to attract new advisors or to retain and motivate our current advisors or 1st Global's advisors, our business may suffer.
The market for productive advisors is highly competitive, and we devote significant resources to attracting and retaining the most qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. Financial industry competitors are increasingly offering guaranteed contracts, upfront payments, and greater compensation to attract successful financial advisors. These can be important factors in a current advisor’s decision to leave us as well as in a prospective advisor’s decision to join us. We may also experience difficulty retaining advisors following the consummation of the Acquisition of 1st Global as our advisors and 1st Global's advisors may not like the products or services we offer as a combined company, may not like our compensation structure or they may not like the combined business. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.
Moreover, the costs associated with successfully attracting and retaining advisors could be significant, and there is no assurance that we will generate sufficient revenues from those advisors’ business to offset such costs. Designing and implementing new or modified compensation arrangements and equity structures to successfully attract and retain advisors is complicated. Changes to these arrangements could themselves cause instability within our existing investment teams and negatively impact our financial results and ability to grow. We have in the past issued and may in the future issue shares of common stock or other securities convertible into or exchangeable for shares of common stock to our advisors in order to attract and retain such individuals. In connection with the Acquisition of 1st Global, we have agreed to issue a substantial number of equity awards to our advisors and incoming advisors of 1st Global. The issuance of additional shares of our common stock upon vesting or conversion of these awards may substantially dilute the ownership interests of our existing stockholders and reduce the number of shares of common stock available for issuance under our equity incentive plans.
In addition, the wealth management industry in general is experiencing a decline in the number of younger financial advisors entering the industry. We are not immune to that industry trend. If we are unable to replace advisors as they retire, or to assist retiring advisors with transitioning their practices to existing advisors, we could experience a decline in revenue and earnings.
In addition, as some of our advisors grow their advisory assets, they may decide to disassociate from us to establish their own RIAs and take customers and associated assets into those businesses. We seek to deter advisors from taking this route by continuously evaluating our technology, product offerings, and service, as well as our advisor compensation, fees, and pay-out policies, to ensure that we are competitive in the market and attractive to successful advisors. We may not be successful in dissuading such advisors from forming their own RIAs, which could cause a material volume of customer assets to leave our platform, which would reduce our revenues and could cause a Material Adverse Effect.
RISKS RELATED TO OUR FINANCING ARRANGEMENTS
We have incurred a significant amount of indebtedness, which may materially and adversely affect our financial condition and future financial results.
We are party to the Blucora senior secured credit facilities, which consist of a term loan and revolving line of credit for future working capital, capital expenditures and general business purposes. As of March 31, 2019, we had $265.0 million of outstanding indebtedness under the term loan, and we had not borrowed any amounts under the revolving credit facility. On a pro forma basis after giving effect to the incurrence of an additional $125.0 million of indebtedness under the term loan to fund a portion of the purchase price of 1st Global, we would have had $390.0 million of outstanding indebtedness under the term loan and no amounts outstanding under the revolving credit facility as of March 31, 2019. The final maturity date of the term loan is May 22, 2024. Under the terms of the revolving credit facility, we may borrow up to $65.0 million.
Our level of indebtedness may materially and adversely affect our financial condition and future financial results by, among other things:
•increasing our vulnerability to downturns in our businesses, to competitive pressures, and to adverse economic and industry conditions;
•requiring the dedication of a portion of our expected cash from operations to service the indebtedness, thereby reducing the amount of expected cash flow available for other purposes, including capital expenditures and complementary acquisitions;

•increasing our interest payment obligations in the event that interest rates rise; and
•limiting our flexibility in planning for, or reacting to, changes in our businesses and our industries.
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
Our level of indebtedness has increased substantially as a result of the Acquisition of 1st Global.
We incurred approximately $125.0 million of additional indebtedness to fund a portion of the purchase price of the Acquisition of 1st Global. The increase in our indebtedness will have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions. In addition, the amount of cash required to make principal and interest payments on our outstanding debt has increased by approximately $8.0 million on an annual basis as a result of the increase in our indebtedness, and thus the demands on our cash resources are significantly greater than prior to the Acquisition. Our increased indebtedness may reduce funds available for capital expenditures, stock repurchases and other activities and may create competitive disadvantages for us relative to other companies with lower debt levels.
Ultimately, our ability to service our debt obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including our ability to achieve the expected benefits and cost savings from the Acquisition of 1st Global. There is no guarantee that we will be able to generate sufficient cash flow to pay our debt service obligations when due. If we are unable to meet our debt service obligations or we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. Our inability to refinance our debt could result in a Material Adverse Effect.
OTHER RISKS
We cannot assure you we will repurchase any shares of our common stock pursuant to our newly authorized stock repurchase plan.
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. As a result, we may not repurchase a material number of shares, or any shares at all, under our stock repurchase plan. In addition, any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table details our repurchases of common stock for the three months ended March 31, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
January 1, 2019 - January 31, 2019	—	$—	—	$100.0
February 1, 2019 - February 28, 2019	—	—	—	$100.0
March 1, 2019 - March 31, 2019	—	—	—	$100.0
Total	—	$—	—
(1) On March 19, 2019, we announced that our board of directors authorized the repurchase of up to $100.0 million of our common stock. The authorization does not have a specified expiration date and no shares have been repurchased under this authorization.

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
10.1	Second Amendment to Credit Agreement, dated May 6, 2019, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Second Amendment	8-K	May 6, 2019	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended March 31, 2019, formatted in XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements				X
# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Blucora, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
* The certifications attached as Exhibits 32.1 and 32.2 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Blucora, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Davinder Athwal
Davinder Athwal Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	May 8, 2019