Form 10-Q
period 2019-06-30
BLUCORA, INC.
filed 2019-08-08
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File Number: 000-25131

BLUCORA, INC.
(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
6333 N. State Hwy 161, 4th Floor, Irving, Texas	75038
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (972) 870-6400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BCOR	NASDAQ Global Select Market

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	July 31, 2019
Common Stock, Par Value $0.0001	48,852,487

Trademarks, Trade Names and Service Marks
This report includes certain trademarks, trade names and service marks of Blucora, Inc. (referred to throughout this report as "Blucora," the "Company," "we," "us," or "our"), including Blucora, HD Vest, 1st Global and TaxAct. Each one of these trademarks, trade names or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights or (iv) a registered trademark or application for registration which we have been authorized by a third party to use.
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
•risks related to goodwill and other intangible asset impairment;
•our ability to comply with regulations applicable to the wealth management and tax preparation industries, including increased costs associated with new or changing regulations;
•our expectations concerning the benefits that may be derived from our clearing platform and our investment advisory platform;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$109,606	$84,524
Cash segregated under federal or other regulations	146	842
Accounts receivable, net of allowance	20,391	15,721
Commissions receivable	19,857	15,562
Other receivables	8,069	7,408
Prepaid expenses and other current assets, net	10,595	7,755
Total current assets	168,664	131,812
Long-term assets:
Property and equipment, net	15,090	12,389
Right-of-use assets, net	11,338	—
Goodwill, net	674,130	548,685
Other intangible assets, net	355,596	294,603
Other long-term assets	10,820	10,236
Total long-term assets	1,066,974	865,913
Total assets	$1,235,638	$997,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,945	$3,798
Commissions and advisory fees payable	18,810	15,199
Accrued expenses and other current liabilities	43,429	18,980
Lease liabilities	7,168	46
Deferred revenue	4,158	10,257
Current portion of long-term debt, net	919	—
Total current liabilities	82,429	48,280
Long-term liabilities:
Long-term debt, net	381,579	260,390
Deferred tax liability, net	44,840	40,394
Deferred revenue	7,635	8,581
Lease liabilities	6,911	100
Other long-term liabilities	7,012	7,440
Total long-term liabilities	447,977	316,905
Total liabilities	530,406	365,185

Redeemable noncontrolling interests	—	24,945

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par $0.0001—authorized shares, 900,000; issued and outstanding shares,
48,779 and 48,044, respectively	5	5
Additional paid-in capital	1,575,554	1,569,725
Accumulated deficit	(870,119)	(961,689)
Accumulated other comprehensive loss	(208)	(446)
Total stockholders’ equity	705,232	607,595
Total liabilities and stockholders’ equity	$1,235,638	$997,725
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue:
Wealth management services revenue	$127,831	$92,015	$217,363	$184,097
Tax preparation services revenue	65,909	65,833	202,145	179,716
Total revenue	193,740	157,848	419,508	363,813
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	87,477	62,149	148,851	125,213
Tax preparation services cost of revenue	3,149	2,459	7,350	6,812
Amortization of acquired technology	—	49	—	99
Total cost of revenue	90,626	64,657	156,201	132,124
Engineering and technology	7,159	4,848	13,688	9,979
Sales and marketing	29,256	23,791	84,828	79,044
General and administrative	19,002	15,625	36,079	30,491
Acquisition and integration	9,183	—	10,980	—
Depreciation	1,315	993	2,376	2,908
Amortization of other acquired intangible assets	9,169	8,806	17,213	17,113
Restructuring	—	2	—	291
Total operating expenses	165,710	118,722	321,365	271,950
Operating income	28,030	39,126	98,143	91,863
Other loss, net	(5,118)	(2,759)	(9,076)	(7,987)
Income before income taxes	22,912	36,367	89,067	83,876
Income tax benefit (expense)	8,124	(907)	4,139	(2,870)
Net income	31,036	35,460	93,206	81,006
Net income attributable to noncontrolling interests	—	(222)	—	(427)
Net income attributable to Blucora, Inc.	$31,036	$35,238	$93,206	$80,579
Net income per share attributable to Blucora, Inc.:
Basic	$0.64	$0.75	$1.93	$1.72
Diluted	$0.62	$0.71	$1.88	$1.64
Weighted average shares outstanding:
Basic	48,555	47,221	48,358	46,931
Diluted	49,822	49,434	49,681	49,049
Other comprehensive income (loss):
Net income	$31,036	$35,460	$93,206	$81,006
Foreign currency translation adjustment	131	(112)	238	(249)
Other comprehensive income (loss)	131	(112)	238	(249)
Comprehensive income	31,167	35,348	93,444	80,757
Comprehensive income attributable to noncontrolling interests	—	(222)	—	(427)
Comprehensive income attributable to Blucora, Inc.	$31,167	$35,126	$93,444	$80,330
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	Redeemable Noncontrolling Interests			Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
		Common stock
		Shares	Amount				Total
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	$607,595
Common stock issued for stock options and restricted stock units	—	211	—	283	—	—	283
Other comprehensive income	—	—	—	—	—	107	107
Stock-based compensation	—	—	—	2,443	—	—	2,443
Tax payments from shares withheld for equity awards	—	—	—	(2,425)	—	—	(2,425)
Reclassification of mandatorily redeemable noncontrolling interests	(22,428)	—	—	—	—	—	—
Impact of adoption of new leases accounting standard	—	—	—	—	(1,636)	—	(1,636)
Net income	—	—	—	—	62,170	—	62,170
Balance as of March 31, 2019	$2,517	48,255	$5	$1,570,026	$(901,155)	$(339)	$668,537
Common stock issued for stock options, restricted stock units and employee stock purchase plan	—	524	—	4,181	—	—	4,181
Other comprehensive income	—	—	—	—	—	131	131
Stock-based compensation	—	—	—	4,082	—	—	4,082
Tax payments from shares withheld for equity awards	—	—	—	(2,735)	—	—	(2,735)
Redemption of noncontrolling interests	(2,517)	—	—	—	—	—	—
Net income	—	—	—	—	31,036	—	31,036
Balance as of June 30, 2019	$—	48,779	$5	$1,575,554	$(870,119)	$(208)	$705,232

	Redeemable Noncontrolling Interests			Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
		Common stock
		Shares	Amount				Total
Balance as of December 31, 2017	$18,033	46,367	$5	$1,555,560	$(1,014,174)	$(4)	$541,387
Common stock issued for stock options, restricted stock units and employee stock purchase plan	—	462	—	3,237	—	—	3,237
Other comprehensive loss	—	—	—	—	—	(137)	(137)
Stock-based compensation	—	—	—	2,958	—	—	2,958
Tax payments from shares withheld for equity awards	—	—	—	(1,493)	—	—	(1,493)
Impact of adoption of new revenue recognition accounting standard	—	—	—	—	1,851	—	1,851
Net income	205	—	—	—	45,341	—	45,341
Balance as of March 31, 2018	$18,238	46,829	$5	$1,560,262	$(966,982)	$(141)	$593,144
Common stock issued for stock options and restricted stock units	—	665	—	7,852	—	—	7,852
Other comprehensive loss	—	—	—	—	—	(112)	(112)
Stock-based compensation	—	—	—	4,033	—	—	4,033
Tax payments from shares withheld for equity awards	—	—	—	(2,735)	—	—	(2,735)
Net income	222	—	—	—	35,238	—	35,238
Balance as of June 30, 2018	$18,460	47,494	$5	$1,569,412	$(931,744)	$(253)	$637,420

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2019	2018
Operating Activities:
Net income	$93,206	$81,006
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	6,525	6,685
Depreciation and amortization of acquired intangible assets	20,185	20,338
Reduction of right-of-use lease assets	1,977	—
Deferred income taxes	4,446	(781)
Amortization of premium on investments, net, and debt issuance costs	547	487
Accretion of debt discounts	123	87
Loss on debt extinguishment	—	1,533
Other	260	—
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(3,217)	4,096
Commissions receivable	847	2
Other receivables	(661)	3,142
Prepaid expenses and other current assets	12,258	461
Other long-term assets	(355)	(764)
Accounts payable	(2,995)	59
Commissions and advisory fees payable	(663)	(655)
Lease liabilities	(2,066)	—
Deferred revenue	(24,760)	(5,746)
Accrued expenses and other current and long-term liabilities	(8,845)	(3,393)
Net cash provided by operating activities	96,812	106,557
Investing Activities:
Business acquisition, net of cash acquired	(164,461)	—
Purchases of property and equipment	(2,938)	(2,602)
Net cash used by investing activities	(167,399)	(2,602)
Financing Activities:
Proceeds from credit facilities	121,499	—
Payments on credit facilities	—	(80,000)
Payment of redeemable noncontrolling interests	(24,945)	—
Proceeds from stock option exercises	3,320	10,386
Proceeds from issuance of stock through employee stock purchase plan	1,144	704
Tax payments from shares withheld for equity awards	(5,160)	(4,229)
Contingent consideration payments for business acquisition	(943)	(1,315)
Net cash provided (used) by financing activities	94,915	(74,454)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	58	(30)
Net increase in cash, cash equivalents, and restricted cash	24,386	29,471
Cash, cash equivalents, and restricted cash, beginning of period	85,366	62,311
Cash, cash equivalents, and restricted cash, end of period	$109,752	$91,782

Cash paid for income taxes	$2,566	$767
Cash paid for interest	$6,671	$7,991
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
Description of the business: Blucora, Inc. (the "Company," "Blucora," "we," "our," or "us") operates two businesses: a Wealth Management business and a digital Tax Preparation business. The Wealth Management business consists of HD Vest ("HD Vest") and, since May 6, 2019, 1st Global ("1st Global"), collectively referred to as the "Wealth Management business" or the "Wealth Management segment". The Wealth Management business provides wealth management solutions for financial advisors and their clients. Specifically, the Wealth Management business provides an integrated platform of brokerage, investment advisory and insurance services to assist in making each financial advisor a financial service center for his/her clients. The Wealth Management business was founded to help tax and accounting professionals integrate financial services into their practices.
On May 6, 2019, the Company closed the Acquisition of all of the issued and outstanding common stock of 1st Global, (the "Acquisition"), a tax-focused wealth management company, for a cash purchase price of $180.0 million. The purchase price was paid with a combination of (i) cash on hand and (ii) the proceeds from a $125.0 million increase in the term loan under the company's credit agreement. See further discussion of the term loan increase in "Note 6: Debt."
The operations of 1st Global are included in the Company's operating results as part of the Wealth Management segment from the date of the Acquistion. See further discussion in "Note 3: Business Combinations."
The Tax Preparation business consists of the operations of TaxAct, and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com (collectively referred to as the "Tax Preparation business" or the "Tax Preparation segment").
Segments: The Company has two reportable segments: the Wealth Management segment and the Tax Preparation segment.
Reclassification: The Company reclassified approximately $0.7 million from long-term assets to current assets related to loans given to several HD Vest advisors on its December 31, 2018 consolidated balance sheet.
Note 2: Summary of Significant Accounting Policies
Interim financial information: The accompanying consolidated financial statements have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of results for a full year.
Cash, cash equivalents, and restricted cash: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the consolidated statements of cash flows (in thousands):

	June 30,		December 31,
	2019	2018	2018
Cash and cash equivalents	$109,606	$89,840	$84,524
Cash segregated under federal or other regulations	146	1,117	842
Restricted cash included in "Prepaid expenses and other current assets, net"	—	275	—
Restricted cash included in "Other long-term assets"	—	550	—
Total cash, cash equivalents, and restricted cash	$109,752	$91,782	$85,366

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
The 1st Global purchase price has been allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in the Company's financial statements. The most subjective areas include determining the fair value of the following:
•intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, growth rates, as well as the estimated useful life of intangible assets;
•deferred tax assets and liabilities and uncertain tax positions, which are initially estimated as of the Acquisition date;
•property, plant and equipment; pre-existing liabilities or legal claims; and deferred revenue, each as may be applicable; and
•goodwill as measured as the excess of consideration transferred over the net of the acquisition date fair values of the assets acquired and the liabilities assumed.
The Company's assumptions and estimates are based upon comparable market data and information obtained from the Company's management and the management of 1st Global.
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
Note 3: Business Combinations
On May 6, 2019, the Company closed the Acquisition of all of the issued and outstanding common stock of 1st Global for a cash purchase price of $180.0 million. The purchase price is subject to customary adjustment as well as certain indemnity escrows, in each case as described more fully in the stock purchase agreement governing the Acquisition. The purchase price has been allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of acquisition. The preliminary fair values of assets acquired and liabilities assumed in the Acquisition were as follows (in thousands):

Tangible assets acquired, including cash of $12,389	$37,153
Goodwill	125,277
Identified intangible assets	78,200
Contingent liability	(10,000)
Deferred revenues	(17,715)
Other current liabilities	(13,397)
Deferred tax liabilities and other	(19,518)
Total	$180,000
Cash paid at acquisition date	$176,850
Cash to be paid after acquisition date	3,150

The identified intangible assets were recognized as follows (in thousands):

	Estimated Fair Value	Weighted Average Estimated Useful Life (months)
Advisor relationships	$70,800	144
Sponsor relationships	700	120
Developed technology	3,600	60
Trade name	3,100	60
Total identified intangible assets	$78,200	137

For the three months ended June 30, 2019, the Company recognized amortization expense of approximately $1.1 million in "Amortization of other acquired intangible assets" on the consolidated statements of comprehensive income.

Goodwill consists largely of synergistic opportunities for both HD Vest and 1st Global, including increased scale, enhanced capabilities, and an integrated platform of brokerage, investment advisory and insurance services. Goodwill is not expected to be deductible for income tax purposes, and is reported in the Company's Wealth Management segment.
As part of the Acquisition, the Company assumed, and recorded as part of the opening balance sheet, a contingent liability related to a regulatory inquiry. While the inquiry is still on-going, the Company evaluated a range of possible losses and recorded a reserve of $10.0 million.
The Company retained $3.2 million of the purchase price, which is to be paid to either 1st Global or former employees of 1st Global within the twelve months following the Acquisition.
The preliminary fair value estimates of the net assets acquired are based upon preliminary calculations and valuations, and those estimates and assumptions are subject to change as, due to the recent timing of the Acquisition, the Company obtains additional information for those estimates during the measurement period (up to one year from the Acquisition date). The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill.
The primary areas of the acquisition accounting that had not yet been finalized as of June 30, 2019 related to the fair value adjustments for fixed assets, lease obligations, intangible assets, certain contingent liability matters, deferred income taxes and residual goodwill.
The gross contractual amount of acquired accounts receivable, including commissions receivable, was $6.7 million. As an insignificant amount of these receivables was expected to be uncollectible, the acquired amount approximates fair value.
During the three and six months ended June 30, 2019, the Company incurred transaction costs of $4.7 million and $1.8 million, respectively, associated with the Acquisition, which were recognized in "General and administrative expense" on the consolidated statements of comprehensive income.
The operations of 1st Global are included in the Company's operating results as part of the Wealth Management segment from the date of Acquisition. From the date of Acquisition, 1st Global contributed approximately $29.0 million of revenue and $0.7 million of loss before income taxes to the Company.
Pro forma financial information of the 1st Global Acquisition:
The financial information in the table below summarizes the combined results of operations of Blucora and 1st Global, on a pro forma basis, for the period in which the Acquisition occurred and the prior reporting period as though the companies had been combined as of the beginning of each period presented. Pro forma adjustments have been made to include amortization expense on the definite-lived intangible assets identified in the Acquisition, debt-related expenses associated with the credit facility used to finance the Acquisition, and to remove Acquisition-related transaction costs. Income taxes also have been adjusted for the effect of these items. The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the Acquisition occurred at the beginning of the period presented (amounts in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Revenue	$211,471	$200,243	$478,808	$449,776
Net income	$18,474	$25,553	$68,513	$61,008

Note 4: Segment Information and Revenues
The Company has two reportable segments: the Wealth Management segment and the Tax Preparation segment. The Company’s Chief Executive Officer is its chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance. The operations of 1st Global are included in the Company's operating results as part of the Wealth Management segment from the date of the Acquisition.
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue:
Wealth Management	$127,831	$92,015	$217,363	$184,097
Tax Preparation	65,909	65,833	202,145	179,716
Total revenue	193,740	157,848	419,508	363,813
Operating income (loss):
Wealth Management	16,979	12,954	28,519	26,029
Tax Preparation	41,368	44,121	120,640	102,927
Corporate-level activity	(30,317)	(17,949)	(51,016)	(37,093)
Total operating income	28,030	39,126	98,143	91,863
Other loss, net	(5,118)	(2,759)	(9,076)	(7,987)
Income tax benefit (expense)	8,124	(907)	4,139	(2,870)
Net income	$31,036	$35,460	$93,206	$81,006
Revenues by major category within each segment are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Wealth Management:
Commission	$48,068	$40,384	$85,228	$83,254
Advisory	61,410	40,058	101,167	79,359
Asset-based	13,219	7,306	22,912	14,478
Transaction and fee	5,134	4,267	8,056	7,006
Total Wealth Management revenue	$127,831	$92,015	$217,363	$184,097
Tax Preparation:
Consumer	$62,686	$63,137	$186,628	$165,049
Professional	3,223	2,696	15,517	14,667
Total Tax Preparation revenue	$65,909	$65,833	$202,145	$179,716

Wealth Management revenue recognition: Wealth Management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. The Company's Wealth Management revenues are earned from customers primarily located in the United States.
Details of Wealth Management revenues are (in thousands):

	Three months ended June 30,
	2019			2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Commission revenue	$20,469	$27,599	$48,068	$15,919	$24,465	$40,384
Advisory revenue	—	61,410	61,410	—	40,058	40,058
Asset-based revenue	—	13,219	13,219	—	7,306	7,306
Transaction and fee revenue	800	4,334	5,134	1,036	3,231	4,267
Total	$21,269	$106,562	$127,831	$16,955	$75,060	$92,015

	Six months ended June 30,
	2019			2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Commission revenue	$36,153	$49,075	$85,228	$34,264	$48,990	$83,254
Advisory revenue	—	101,167	101,167	—	79,359	79,359
Asset-based revenue	—	22,912	22,912	—	14,478	14,478
Transaction and fee revenue	1,570	6,486	8,056	1,997	5,009	7,006
Total	$37,723	$179,640	$217,363	$36,261	$147,836	$184,097

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
Details of Tax Preparation revenues are (in thousands):

	Three months ended June 30,
	2019			2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$62,057	$629	$62,686	$63,137	$—	$63,137
Professional	2,459	764	3,223	1,919	777	2,696
Total	$64,516	$1,393	$65,909	$65,056	$777	$65,833

	Six months ended June 30,
	2019			2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$185,072	$1,556	$186,628	$165,049	$—	$165,049
Professional	13,301	2,216	15,517	12,315	2,352	14,667
Total	$198,373	$3,772	$202,145	$177,364	$2,352	$179,716

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
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	June 30, 2019	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$23,454	$23,454	$—	$—
Total assets at fair value	$23,454	$23,454	$—	$—

		Fair value measurements at the reporting date using
	December 31, 2018	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$23,181	$23,181	$—	$—
Total assets at fair value	$23,181	$23,181	$—	$—
Acquisition-related contingent consideration liability	$1,275	$—	$—	$1,275
Total liabilities at fair value	$1,275	$—	$—	$1,275

A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance as of December 31, 2018	$1,275
Payment	(1,331)
Foreign currency transaction loss	56
Balance as of June 30, 2019	$—

Cash equivalents are classified within Level 1 of the fair value hierarchy because the Company values them utilizing quoted prices in active markets. Unrealized gains and losses are included in "Accumulated other comprehensive loss" on the consolidated balance sheets, and amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
Note 6: Debt
The Company’s debt consisted of the following as of the periods indicated in the table below (in thousands):

	June 30, 2019				December 31, 2018
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facilities	$390,000	$(1,472)	$(6,030)	$382,498	$265,000	$(970)	$(3,640)	$260,390

Senior secured credit facilities: In May 2017, the Company entered into a credit agreement with a syndicate of lenders in order to provide a term loan and revolving line of credit for working capital, capital expenditures and general business purposes (the "Blucora senior secured credit facilities"). Prior to May 2019, the Blucora senior secured credit facilities provided for up to $425.0 million of borrowings, consisting of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility) and a $375.0 million term loan facility. In May 2019, the Company amended the Blucora senior secured credit facilities, in order to, among other things: (i) provide for a term loan increase in the aggregate principal amount of $125.0 million in the form of a fungible increase to, and on substantially the same terms as, the Company's existing senior secured term loan under the Blucora senior secured credit facilities and (ii) increase the total amount of the revolving credit facility under the Blucora senior secured credit facilities by $15.0 million to an aggregate of $65.0 million.
The amended Blucora senior secured credit facilities provide for up to $565.0 million of borrowings, consisting of a committed $65.0 million revolving credit facility (including a letter of credit sub-facility) and a $500.0 million term loan facility that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by substantially all of the assets of the Company and certain of its subsidiaries.
The proceeds of the increase in the term loan were used to fund a portion of the purchase price of the Acquisition, as well as to pay the fees and expenses associated with entering into the amendment to the Blucora senior secured credit facilities.
The Blucora senior secured credit facilities include financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit facility agreement. As of June 30, 2019, the Company was in compliance with all of the financial and operating covenants under the credit facility agreement.
Commencing December 31, 2019, principal payments of the term loan are due on a quarterly basis in an amount equal to $312,500 (subject to reduction for prepayments), with the remaining principal amount due on the maturity date of May 22, 2024. The Company also has the right to prepay the term loan or outstanding amounts under the revolving credit facility without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments on the term loan are subject to certain prepayment minimums. The Company may be required to make annual prepayments on the term loan in an amount equal to a percentage of excess cash flow of the Company during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year.
In November 2017, the credit facility agreement was amended in order to refinance and reprice the initial term loan. The interest rate on the the term loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 3.00% for Eurodollar Rate loans and 2.00% for ABR loans.
Depending on the Company’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.25% for Eurodollar Rate loans and 1.75% to 2.25% for ABR loans. Interest is payable at the end of each interest period. As of June 30, 2019, the Company had not borrowed any amounts under the revolving credit facility.
As of June 30, 2019, the term loan facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
Note 7: Redeemable Noncontrolling Interests
In connection with the 2015 acquisition of HD Vest, the former management of HD Vest retained an ownership interest in that business. The Company was party to put and call arrangements that became exercisable beginning in the first quarter of 2019 with respect to those interests. These put and call arrangements allowed certain members of HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests for cash, respectively, within ninety days after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2018, which occurred on March 1, 2019. All of these arrangements were settled in cash for $24.9 million in the second quarter of 2019.

Note 8: Commitments and Contingencies
Significant events since the year ended December 31, 2018, outside of the ordinary course of the Company’s business, include debt activity (as discussed further in "Note 6: Debt"), purchase commitments of approximately $3.0 million over the next year from 1st Global, and sublease income of $1.6 million primarily related to the sublease agreement for the Company's former headquarters in Bellevue, Washington. Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Litigation: From time to time, the Company is subject to various legal proceedings or claims that arise in the ordinary course of business. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Aside from the contingent liability described in "Note 3: Business Combinations," the Company is not currently party to any legal proceedings or claims for which it has incurred a liability on its consolidated balance sheets.

Note 9: Stockholders’ Equity
Stock-based compensation: The Company included the following amounts for stock-based compensation expense, which related to stock options, restricted stock units ("RSUs"), and the Company’s employee stock purchase plan ("ESPP"), in the following on the consolidated statements of comprehensive income (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Cost of revenue	$896	$271	$1,416	$527
Engineering and technology	156	202	332	412
Sales and marketing	180	702	(13)	1,218
General and administrative	2,850	2,555	4,790	4,528
Total	$4,082	$3,730	$6,525	$6,685

As of June 30, 2019, the Company had granted 801,986 RSUs and non-qualified stock options to certain Wealth Management business financial advisors. These advisors are considered non-employees. The RSUs and stock options fully vest three years from the date of grant. Following the Company's early adoption of ASU 2018-07, effective January 1, 2018, these grants are accounted for similarly to share-based payments granted to employees.
Total net shares issued to employees for stock options exercised, RSUs vested, and shares purchased pursuant in the Company's ESPP were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Stock options exercised	399	552	478	872
RSUs vested	79	114	211	220
Shares purchased pursuant to ESPP	46	(1)	46	35
Total	524	665	735	1,127

Note 10: Leases
The Company's leases are primarily related to office space. For the three and six months ended June 30, 2019, the Company recognized operating lease costs of approximately $1.2 million and $2.3 million, respectively, in "General and administrative" expense on the consolidated statements of comprehensive income. For the three and six months ended June 30, 2018, the Company recognized rent expense of approximately $0.6 million and $1.2 million, respectively, in "General and administrative" expense on the consolidated statements of comprehensive income.
As of June 30, 2019, the Company's weighted-average remaining operating lease term was approximately 3.8 years, and its weighted-average operating lease discount rate was 5.4%.
The maturities of the Company's operating lease liabilities as of June 30, 2019 are below. The Company's finance lease liabilities as of June 30, 2019 were $0.1 million.

(in thousands, except percentages)
Undiscounted cash flows:
2019 (for the six months remaining in 2019)	$5,218
2020	3,587
2021	1,136
2022	1,264
2023	1,292
2024	1,319
Thereafter	$1,800
Total undiscounted cash flows	$15,616
Imputed interest	(1,660)
Present value of cash flows	$13,956

June 30, 2019
Short-term operating lease liabilities	$7,121
Long-term operating lease liabilities	6,835
Total operating lease liabilities	$13,956

Cash paid on operating lease liabilities was $2.1 million for the six months ended June 30, 2019. Lease liabilities from new ROU assets obtained during the six months ended June 30, 2019 were $6.7 million, primarily due to the Acquisition. In the three months ended June 30, 2019, the Company signed a new office lease, which is expected to commence in 2020.

Note 11: Income Taxes
The Company recorded income tax benefit of $8.1 million and $4.1 million in the three and six months ended June 30, 2019, respectively. The Company's effective income tax rate differed from the 21% statutory rate in the three and six months ended June 30, 2019, primarily due to excess tax benefits related to stock-based compensation and the release of valuation allowances, offset by the effect of state income taxes, non-deductible compensation and acquisition costs. As part of the Acquisition, the Company recorded $78.2 million of intangible assets that resulted in an $11.6 million discrete change in the valuation allowance as intangible assets are not amortizable for tax purposes.
The Company recorded income tax expense of $0.9 million and $2.9 million in the three and six months ended June 30, 2018, respectively. Income taxes differed from the 21% statutory rate in three and six months ended June 30, 2018, primarily due to the release of valuation allowances and the effect of state income taxes.
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

The computation of basic and diluted net income per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Numerator:
Income	$31,036	$35,460	$93,206	$81,006
Net income attributable to noncontrolling interests	—	(222)	—	(427)
Net income attributable to Blucora, Inc.	$31,036	$35,238	$93,206	$80,579
Denominator:
Weighted average common shares outstanding, basic	48,555	47,221	48,358	46,931
Dilutive potential common shares	1,267	2,213	1,323	2,118
Weighted average common shares outstanding, diluted	49,822	49,434	49,681	49,049
Net income per share attributable to Blucora, Inc.:
Basic	$0.64	$0.75	$1.93	$1.72
Diluted	$0.62	$0.71	$1.88	$1.64
Shares excluded	311	373	284	637
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
The Wealth Management business consists of HD Vest and 1st Global, (collectively, the "Wealth Management business" or the "Wealth Management segment"), the latter of which was acquired in May 2019 as further discussed below. HD Vest and 1st Global provide tax-focused wealth management solutions for financial advisors, Certified Public Accounting firms and their clients. Specifically, the Wealth Management business provides an integrated platform of brokerage, investment advisory and insurance services to assist in making each financial advisor a financial service center for his/her clients, and/or clients of their respective firms. The Wealth Management business helps tax and accounting professionals and firms integrate financial services into their practices. The Wealth Management business recruits independent tax professionals with, or within, established tax practices and offers specialized training and support, which allows them to join the the Wealth Management business platforms as independent financial advisors. The Wealth Management business generates revenue primarily through commissions, quarterly investment advisory fees based on total client assets and other fees.
The Tax Preparation business consists of the operations of TaxAct ("TaxAct," the "Tax Preparation business," or the "Tax Preparation segment"). TaxAct provides digital do-it-yourself tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its digital service at www.TaxAct.com. The TaxAct website and the information contained therein or connected thereto is not intended to be incorporated by reference into this report.
Recent Developments
Acquisition of 1st Global
On May 6, 2019, we closed the Acquisition of all of the issued and outstanding common stock of 1st Global, a tax-focused wealth management company, for a cash purchase price of $180.0 million. The purchase price was paid with a combination of (i) cash on hand and (ii) the proceeds from a $125.0 million increase in the term loan under the Blucora senior secured credit facilities. As a result of the Acquisition we expect to achieve costs savings and synergies as we integrate 1st Global into our business.
Amendment to Credit Facilities; Incurrence of Additional Term Loan
In May 2017, we entered into a credit agreement with a syndicate of lenders for the Blucora senior secured credit facilities. Prior to May 2019, the Blucora senior secured credit facilities provided for up to $425.0 million of borrowings, consisting of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility) and a $375.0 million term loan facility. In May 2019, we amended the Blucora senior secured credit facilities, in order to, among other things: (i) provide for a term loan increase in the aggregate principal amount of $125.0 million in the form of a fungible increase to, and on substantially the same terms as, our existing senior secured term loan under the Blucora senior secured credit facilities and (ii) increase the total amount of the revolving credit facility under the Blucora senior secured credit facilities by $15.0 million to an aggregate of $65.0 million. See further discussion of the term loan increase in "Note 6: Debt" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Revenue	$193,740	$157,848	23%	$419,508	$363,813	15%
Operating income	$28,030	$39,126	(28)%	$98,143	$91,863	7%
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Revenue increased approximately $35.9 million due to an increase of $35.8 million in revenue related to our Wealth Management business and an increase of $0.1 million in revenue related to our Tax Preparation business, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income decreased approximately $11.1 million, consisting of the $35.9 million increase in revenue that was offset by a $47.0 million increase in operating expenses. Key changes in operating expenses were:
•$31.8 million increase in the Wealth Management segment’s operating expenses (including approximately $26.8 million of operating expenses from 1st Global), primarily due to an increase in commissions and advisory fees paid to our financial advisors, which fluctuated in relation to the change in underlying commission and advisory revenues earned on client accounts.
•$2.8 million increase in the Tax Preparation segment’s operating expenses, primarily due to an increase in personnel costs supporting product development and an increase in software development expenses, partially offset by lower consulting expenses primarily related to strategic initiatives.
•$12.4 million increase in corporate-level expense activity, primarily related to acquisition and integration costs and an increase in consulting expenses.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Revenue increased approximately $55.7 million due to an increase of $22.4 million in revenue related to our Tax Preparation business and an increase of $33.3 million in revenue related to our Wealth Management business, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income increased approximately $6.3 million, consisting of the $55.7 million increase in revenue that was offset by a $49.4 million increase in operating expenses. Key changes in operating expenses were:
•$30.8 million increase in the Wealth Management segment’s operating expenses (including approximately $26.8 million of operating expenses from 1st Global), primarily due to an increase in commissions and advisory fees paid to our financial advisors, which fluctuated in relation to the change in underlying commission and advisory revenues earned on client accounts.
•$4.7 million increase in the Tax Preparation segment’s operating expenses, primarily due to an increase in personnel costs supporting multiple functions and an increase in software expenses.
•$13.9 million increase in corporate-level expense activity, primarily related to acquisition and integration costs and an increase in consulting expenses.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States ("GAAP") and include certain reconciling items attributable to each of the segments. Segment information appearing in "Note 4: Segment Information and Revenues" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report is presented on a basis consistent with our current internal management financial reporting. We have two reportable segments: Wealth Management and Tax Preparation. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. Rather, we analyze such general and administrative costs separately under the heading "Corporate-level activity."

Wealth Management

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Revenue	$127,831	$92,015	39%	$217,363	$184,097	18%
Operating income	$16,979	$12,954	31%	$28,519	$26,029	10%
Segment margin	13%	14%		13%	14%

The decrease in Wealth Management segment margin for the three months ended June 30, 2019 is primarily due to the impact of 1st Global, partially offset by higher advisory and asset-based revenues and a decrease in costs related to our 2018 clearing firm conversion. The decrease in Wealth Management segment margin for the six months ended June 30, 2019 is primarily due to the impact of 1st Global.
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
Sources of revenue

(In thousands, except percentages)			Three months ended June 30,			Six months ended June 30,
	Sources of Revenue	Primary Drivers	2019	2018	Change	2019	2018	Change
Advisor-driven	Commission	- Transactions - Asset levels	$48,068	$40,384	19%	$85,228	$83,254	2%
	Advisory	- Advisory asset levels	61,410	40,058	53%	101,167	79,359	27%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	13,219	7,306	81%	22,912	14,478	58%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	5,134	4,267	20%	8,056	7,006	15%
	Total revenue		$127,831	$92,015	39%	$217,363	$184,097	18%
	Total recurring revenue		$106,557	$75,369	41%	$179,798	$148,331	21%
	Recurring revenue rate		83.4%	81.9%		82.7%	80.6%

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
Business metrics

(In thousands, except percentages and as otherwise indicated)	June 30,
	2019	2018	Change
Total Client Assets	$67,602,006	$45,016,993	50%
Brokerage Assets	$41,335,972	$32,069,800	29%
Advisory Assets	$26,266,034	$12,947,193	103%
Percentage of Total Client Assets	38.9%	28.8%
Number of advisors (in ones)	4,225	3,709	14%
Advisor-driven revenue per advisor	$25.9	$21.7	19%

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
Total client assets acquired from 1st Global were approximately $20.0 billion.
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Wealth Management revenue increased approximately $35.8 million as a result of the factors discussed in the category for each source of revenue below.
Wealth Management operating income increased approximately $4.0 million, due to a $35.8 million increase in revenue, offset by a $31.8 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to approximately $26.8 million of operating expenses from 1st Global, and an increase in commissions and advisory fees paid to our financial advisors, which fluctuated in relation to the change in underlying commission and advisory revenues earned on client accounts.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Wealth Management revenue increased approximately $33.3 million as a result of the factors discussed in the category for each source of revenue below.
Wealth Management operating income increased approximately $2.5 million, due to a $33.3 million increase in revenue, offset by a $30.8 million increase in operating expenses. The increase in Wealth Management operating expenses was primarily due to approximately $26.8 million of operating expenses from 1st Global, and an increase in commissions and advisory fees paid to our financial advisors, which fluctuated in relation to the change in underlying commission and advisory revenues earned on client accounts.
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

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
By product category:
Mutual funds	$23,437	$22,329	5%	$42,678	$45,293	(6)%
Variable annuities	15,145	12,386	22%	26,503	25,850	3%
Insurance	4,299	3,064	40%	8,029	6,451	24%
General securities	5,187	2,605	99%	8,018	5,660	42%
Total commission revenue	$48,068	$40,384	19%	$85,228	$83,254	2%

By type of commission:
Sales-based	$20,469	$15,919	29%	$36,153	$34,264	6%
Trailing	27,599	24,465	13%	49,075	48,990	—%
Total commission revenue	$48,068	$40,384	19%	$85,228	$83,254	2%

Three months ended June 30, 2019 compared with three months ended June 30, 2018
Sales-based commission revenue increased approximately $4.6 million, primarily due to approximately $4.3 million of sales-based commission revenue from 1st Global.
Trailing commission revenue increased approximately $3.1 million, primarily due to approximately $4.1 million of revenues from 1st Global, offset by lower trailing commission revenues due to changes in the market value of the underlying assets.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Sales-based commission revenue increased approximately $1.9 million, primarily due to approximately $4.3 million of sales-based commission revenue from 1st Global, partially offset by decreased activity in mutual funds and insurance securities.
Trailing commission revenue was comparable to the prior period, however the six months ended June 30, 2019 consisted of approximately $4.1 million of revenues from 1st Global, offset by lower trailing commission revenues due to changes in the market value of the underlying assets.
Advisory revenue: Advisory revenue primarily includes fees charged to clients in advisory accounts where HD Vest or 1st Global is the Registered Investment Advisor (“RIA”) and is based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed and, accordingly, the revenues earned in the following three-month period. The majority of our accounts are billed in advance using values as of the last business day of the prior calendar quarter.
The activity within our advisory assets was as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Balance, beginning of the period	$13,988,188	$12,717,125	$12,555,405	$12,530,165
Net increase in new advisory assets	308,220	89,249	577,372	407,814
Inflows from the Acquisition	11,397,301	—	11,397,301	—
Market impact and other	572,325	140,819	1,735,956	9,214
Balance, end of the period	$26,266,034	$12,947,193	$26,266,034	$12,947,193
Quarterly average fee rate	44 bps	31 bps	38 bps	31 bps

Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue due to advisory fees being billed in advance. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets. For the three and six months ended June 30, 2019, the net increase in new advisory assets was largely due to the addition of new advisors and the timing of the Acquisition.
Three months ended June 30, 2019 compared with three months ended June 30, 2018
The increase in advisory revenue of approximately $21.4 million (including approximately $17.6 million from 1st Global) is primarily due to the increase in the beginning-of-period advisory assets for the three months ended June 30, 2019 compared with three months ended June 30, 2018.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
The increase in advisory revenue of approximately $21.8 million (including approximately $17.6 million from 1st Global) is primarily due to the increase in the beginning-of-period advisory assets for the six months ended June 30, 2019 compared with six months ended June 30, 2018.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues, primarily including margin revenues.

Three months ended June 30, 2019 compared with three months ended June 30, 2018
Asset-based revenue increased approximately $5.9 million (including approximately $2.4 million from 1st Global), primarily from higher cash sweep revenues following increases in interest rates and the impact of the 2018 clearing firm transition.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Asset-based revenue increased approximately $8.4 million (including approximately $2.4 million from 1st Global), primarily from higher cash sweep revenues following increases in interest rates and the impact of the 2018 clearing firm transition.
Transaction and fee revenue: Transaction and fee revenue primarily includes support fees charged to advisors, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Transaction and fee revenues increased approximately $0.9 million (including approximately $0.6 of revenues from 1st Global), primarily from advisor fees.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Transaction and fee revenues increased approximately $1.1 million (including approximately $0.6 of revenues from 1st Global), primarily from advisor fees.
Tax Preparation

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Revenue	$65,909	$65,833	—%	$202,145	$179,716	12%
Operating income	$41,368	$44,121	(6)%	$120,640	$102,927	17%
Segment margin	63%	67%		60%	57%
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
Revenue by category was as follows:

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Consumer	$62,686	$63,137	(1)%	$186,628	$165,049	13%
Professional	3,223	2,696	20%	15,517	14,667	6%
Total revenue	$65,909	$65,833	—%	$202,145	$179,716	12%
We consider the volume of accepted federal tax e-files made through our software and digital services to be an important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business. E-file metrics were as follows:

(In thousands, except percentages)	Six months ended June 30,			Tax seasons ended
	2019	Change	2018	2019	Change	2018
Consumer e-files	3,179	(17)%	3,831	3,115	(17)%	3,772

We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Approximately 163,000 Free File Alliance e-files are included within digital e-files above.
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

(In thousands, except percentages and as otherwise indicated)	Six months ended June 30,			Tax seasons ended
	2019	Change	2018	2019	Change	2018
E-files	1,916	5%	1,833	1,833	4%	1,763
Units sold (ones)	20,583	—%	20,637	20,502	—%	20,588
E-files per unit sold (in ones)	93.1	5%	88.8	89.4	4%	85.6

Three months ended June 30, 2019 compared with three months ended June 30, 2018
Tax Preparation revenue was comparable to the prior period.
Tax Preparation operating income decreased approximately $2.8 million due to an increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to an increase in personnel costs supporting product development and an increase in software development expenses, partially offset by lower consulting expenses primarily related to strategic initiatives.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Tax Preparation revenue increased approximately $22.4 million, primarily due to price increases and a shift in product mix toward higher-priced products. Revenue derived from professional tax preparers was comparable to the prior period. Revenue from ancillary services, primarily refund payment transfer, grew primarily as a result of price increases.
Tax Preparation operating income increased approximately $17.7 million due to an increase in revenues of approximately $22.4 million, offset by a $4.9 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to an increase in personnel costs supporting product development and an increase in software development expenses, partially offset by lower consulting expenses primarily related to strategic initiatives.

Corporate-Level Activity

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Operating expenses	$6,221	$4,238	$1,983	$13,326	$9,779	$3,547
Stock-based compensation	4,082	3,730	352	6,525	6,685	(160)
Acquisition and integration costs	9,183	—	9,183	10,980	—	10,980
Depreciation	1,662	1,124	538	2,972	3,126	(154)
Amortization of acquired intangible assets	9,169	8,855	314	17,213	17,212	1
Restructuring	—	2	(2)	—	291	(291)
Total corporate-level activity	$30,317	$17,949	$12,368	$51,016	$37,093	$13,923

Certain corporate-level activity, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, and restructuring is not allocated to our segments.
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Operating expenses included in corporate-level activity increased primarily due to increases in headcount.
Stock-based compensation was comparable to the prior period.
Acquisition and integration costs in 2019 are related to the Acquisition.
Depreciation expense increased primarily due to internally-developed software fixed assets capitalized in the fourth quarter of 2018.
Amortization expense increased primarily due to the impact of the Acquisition, partially offset by lower amortization due to the abandonment of certain software applications in the second quarter of 2018.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Operating expenses included in corporate-level activity increased primarily due to increases in headcount.
Stock-based compensation was comparable to the prior period.
Acquisition and integration costs in 2019 are related to the Acquisition.
Depreciation expense was comparable to the prior period.
Amortization expense was comparable to the prior period.

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Wealth Management services cost of revenue	$87,477	$62,149	$25,328	$148,851	$125,213	$23,638
Tax Preparation services cost of revenue	3,149	2,459	690	7,350	6,812	538
Amortization of acquired technology	—	49	(49)	—	99	(99)
Total cost of revenue	$90,626	$64,657	$25,969	$156,201	$132,124	$24,077
Percentage of revenue	47%	41%		37%	36%

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
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Wealth Management services cost of revenue increased primarily due to an increase in commissions and advisory fees paid to our financial advisors (including approximately $20.4 million of commissions paid to 1st Global advisors), which fluctuated in relation to the change in underlying commission and advisory revenues earned on client accounts.
Tax Preparation services cost of revenue increased primarily due to data center costs.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Wealth Management services cost of revenue increased primarily due to an increase in commissions and advisory fees paid to our financial advisors (including approximately $20.4 million of commissions paid to 1st Global advisors), which fluctuated in relation to the change in underlying commission and advisory revenues earned on client accounts.
Tax Preparation services cost of revenue increased primarily due to data center costs.
Engineering and Technology

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Engineering and technology	$7,159	$4,848	$2,311	$13,688	$9,979	$3,709
Percentage of revenue	4%	3%		3%	3%

Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs), the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Engineering and technology expenses increased primarily due to higher headcount in our Tax Preparation business, higher software expenses and approximately $0.6 million of costs from 1st Global, offset by a decrease in costs related to our 2018 clearing firm conversion.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Engineering and technology expenses increased primarily due to higher headcount in our Tax Preparation business, higher software expenses and approximately $0.6 million of costs from 1st Global, offset by a decrease in costs related to our 2018 clearing firm conversion.

Sales and Marketing

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Sales and marketing	$29,256	$23,791	$5,465	$84,828	$79,044	$5,784
Percentage of revenue	15%	15%		20%	22%

Sales and marketing expenses consist principally of personnel expenses (salaries, stock-based compensation, benefits, and other employee-related costs) and the cost of temporary help and contractors for those engaged in marketing, selling, and sales support operations activities, as well as marketing expenses associated with our Wealth Management and Tax Preparation businesses (which primarily include television, radio, online, text, email, and sponsorship channels), and back office processing support expenses associated with our Wealth Management business (occupancy and general office expenses, regulatory fees, and license fees).
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Sales and marketing expenses increased primarily due to higher headcount and consulting efforts in our Tax Preparation business and approximately $3.3 million of costs from 1st Global.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Sales and marketing expenses increased primarily due to higher headcount and consulting efforts in our Tax Preparation business and approximately $3.3 million of costs from 1st Global.
General and Administrative

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
General and administrative	$19,002	$15,625	$3,377	$36,079	$30,491	$5,588
Percentage of revenue	10%	10%		9%	8%

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
Three months ended June 30, 2019 compared with three months ended June 30, 2018
G&A expenses increased primarily due to an increase in personnel costs primarily related to increases in headcount, a decrease in prior period consulting expenses primarily related to strategic initiatives, and approximately $2.5 million of costs from 1st Global.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
G&A expenses increased primarily due to an increase in personnel costs primarily related to increases in headcount, a decrease in prior period consulting expenses primarily related to strategic initiatives, and approximately $2.5 million of costs from 1st Global.

Acquistion and Integration

(In thousands, except percentages)	Three months ended June 30,	Six months ended June 30,
	2019	2019
Employee-related expenses	$2,613	$2,830
Professional services	5,978	7,558
Other	592	592
Total	$9,183	$10,980
Percentage of revenue	5%	3%

Acquisition and integration expenses are related to the Acquisition, and primarily consist of employee-related expenses (benefits and other employee-related costs), professional services fees (which primarily includes consulting and legal fees), and other expenses, which primarily includes insurance expenses.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Depreciation	$1,315	$993	$322	$2,376	$2,908	$(532)
Amortization of acquired intangible assets	9,169	8,806	363	17,213	17,113	100
Total	$10,484	$9,799	$685	$19,589	$20,021	$(432)
Percentage of revenue	5%	6%		5%	6%

Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements not recognized in cost of revenue. Amortization of acquired intangible assets primarily includes the amortization of customer, advisor and sponsor relationships, which are amortized over their estimated lives. A portion of depreciation and amortization is included in segment operating expenses.
Three months ended June 30, 2019 compared with three months ended June 30, 2018
Depreciation expense increased primarily due to internally-developed software fixed assets capitalized in the fourth quarter of 2018.
Amortization expense increased primarily due to the impact of the Acquisition, partially offset by lower amortization due to the abandonment of certain software applications in the second quarter of 2018.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
Depreciation expense decreased primarily due to the abandonment of certain internally-developed software fixed assets in the first quarter of 2018.
Amortization expense was comparable to the prior period.
Other Loss, Net

(In thousands)	Three months ended June 30,			Six months ended June 30,
	2019	2018	Change	2019	2018	Change
Interest income	$(149)	$(58)	$(91)	$(289)	$(98)	$(191)
Interest expense	4,770	3,847	923	8,546	8,028	518
Amortization of debt issuance costs	375	284	91	547	487	60
Accretion of debt discounts	85	40	45	123	87	36
Loss on debt extinguishment	—	758	(758)	—	1,534	(1,534)
Other	37	(2,112)	2,149	149	(2,051)	2,200
Other loss, net	$5,118	$2,759	$2,359	$9,076	$7,987	$1,089

Three months ended June 30, 2019 compared with three months ended June 30, 2018
The increase in interest expense relates to higher outstanding debt balances as a result of the $125.0 million increase in the term loan under the Blucora senior secured credit facilities in the second quarter of 2019. In the second quarter of 2018 we had a loss on debt extinguishment related to debt prepayments.
In the second quarter of 2018 we had a gain on the sale of an investment.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
The increase in interest expense relates to higher outstanding debt balances as a result of the $125.0 million increase in the term loan under the Blucora senior secured credit facilities in the second quarter of 2019. In the first and second quarters of 2018 we had a loss on debt extinguishment related to debt prepayments.
In the second quarter of 2018 we had a gain on the sale of an investment.

Income Taxes
We recorded income tax benefit of $8.1 million and $4.1 million in the three and six months ended June 30, 2019, respectively. Our effective income tax rate differed from the 21% statutory rate in 2019 primarily due to excess tax benefits related to stock-based compensation and the release of valuation allowances, offset by the effect of state income taxes, non-deductible compensation and acquisition costs. As part of the Acquisition, we recorded $78.2 million of intangible assets that resulted in an $11.6 million discrete change in the valuation allowance as intangible assets are not amortizable for tax purposes; this will create future taxable income to utilize a portion of our net operating losses.
We recorded income tax expense of $0.9 million and $2.9 million in the three and six months ended June 30, 2018, respectively. Our effective income tax rate differed from the 21% statutory rate in 2018 primarily due to the release of the current portion of valuation allowances.
Income tax expense for the three and six months ended June 30, 2019 differed from the comparable prior period, primarily due to the effect of state income taxes, excess tax benefits related to stock-based compensation, and acquisition and integration costs.

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, restructuring, other loss, net, the impact of noncontrolling interests, acquisition and integration costs and income tax (benefit) expense. Restructuring costs relate to the relocation of our corporate headquarters that were completed in 2018. Acquisition and integration costs relate to the Acquisition.
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

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income attributable to Blucora, Inc.	$31,036	$35,238	$93,206	$80,579
Stock-based compensation	4,082	3,730	6,525	6,685
Depreciation and amortization of acquired intangible assets	10,831	9,979	20,185	20,338
Restructuring	—	2	—	291
Other loss, net	5,118	2,759	9,076	7,987
Net income attributable to noncontrolling interests	—	222	—	427
Acquisition and integration costs	9,183	—	10,980	—
Income tax (benefit) expense	(8,124)	907	(4,139)	2,870
Adjusted EBITDA	$52,126	$52,837	$135,833	$119,177

Three months ended June 30, 2019 compared with three months ended June 30, 2018
The decrease in Adjusted EBITDA was primarily due to an increase in segment operating income of $4.0 million related to our Wealth Management segment, offset by a decrease in segment operating income of $2.8 million related to our Tax Preparation segment and an increase in corporate operating expenses of $2.0 million.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
The increase in Adjusted EBITDA was primarily due to an increase in segment operating income of $17.7 million related to our Tax Preparation segment and an increase in segment operating income of $2.5 million related to our Wealth Management segment, offset by an increase in corporate operating expenses of $3.5 million.
Non-GAAP net income: We define non-GAAP net income as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, restructuring costs (described further under Adjusted EBITDA above), the impact of noncontrolling interests, acquisition and integration costs (described further under Adjusted EBITDA above), the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Net income attributable to Blucora, Inc.	$31,036	$35,238	$93,206	$80,579
Stock-based compensation	4,082	3,730	6,525	6,685
Amortization of acquired intangible assets	9,169	8,855	17,213	17,212
Restructuring	—	2	—	291
Impact of noncontrolling interests	—	222	—	427
Acquisition and integration costs	9,183	—	10,980	—
Cash tax impact of adjustments to GAAP net income	(771)	(903)	(1,182)	(1,216)
Non-cash income tax (benefit) expense	(11,317)	582	(8,166)	1,980
Non-GAAP net income	$41,382	$47,726	$118,576	$105,958
Per diluted share:
Net income attributable to Blucora, Inc.	$0.62	$0.71	$1.88	$1.64
Stock-based compensation	0.08	0.08	0.13	0.14
Amortization of acquired intangible assets	0.20	0.19	0.34	0.34
Restructuring	—	—	—	0.01
Impact of noncontrolling interests	—	0.00	0.00	0.01
Acquisition and integration costs	0.18	—	0.22	0.00
Cash tax impact of adjustments to GAAP net income	(0.02)	(0.02)	(0.02)	(0.02)
Non-cash income tax (benefit) expense	(0.23)	0.01	(0.16)	0.04
Non-GAAP net income per share	$0.83	$0.97	$2.39	$2.16
Weighted average shares outstanding used in computing per diluted share amounts	49,822	49,434	49,681	49,049

Three months ended June 30, 2019 compared with three months ended June 30, 2018
The decrease in non-GAAP net income was primarily due to an increase in segment operating income of $4.0 million related to our Wealth Management segment and a $0.8 million decrease in loss on debt extinguishment on the Blucora senior secured credit facilities, offset by a decrease in segment operating income of $2.8 million related to our Tax Preparation segment, a $2.0 million increase in corporate operating expenses not allocated to the segments and a $1.1 million increase in interest expense, amortization of debt issuance costs and accretion of debt discounts.
Six months ended June 30, 2019 compared with six months ended June 30, 2018
The increase in non-GAAP net income was primarily due to an increase in segment operating income of $17.7 million related to our Tax Preparation segment, an increase in segment operating income of $2.5 million related to our Wealth Management segment, a $1.5 million decrease in loss on debt extinguishment on the Blucora senior secured credit facilities, offset by a $0.6 million decrease in interest expense, amortization of debt issuance costs and accretion of debt discounts, and a $3.5 million increase in corporate operating expenses not allocated to the segments.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2019, we had cash and cash equivalents of approximately $109.6 million. Broker-dealer subsidiaries of our Wealth Management business operate in a highly regulated industry and are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to operations of our Wealth Management business. As of June 30, 2019, our Wealth Management business met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high-quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. We believe our financial instrument investments held at June 30, 2019 had minimal default risk and short-term maturities.
Historically, we have financed our operations primarily from cash provided by operating activities. Accordingly, we believe that the cash generated from our operations and the cash and cash equivalents we have on hand will be sufficient to meet our operating, working capital, regulatory capital requirements of our broker-dealer subsidiaries, and capital expenditure requirements for at least the next 12 months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and we may be required to draw on our $65.0 million revolving credit facility to meet our capital requirements. For further discussion of the risks to our business related to liquidity, see the risk factor titled "Existing cash and cash equivalents, and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2018, and the risk factors under the caption "Risks Related to our Financing Arrangements" in Part II, Item 1A in this Quarterly Report on Form 10-Q.
Use of Cash
We may use our cash and cash equivalents balance in the future on investment in our current businesses, for repayment of debt, for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses, for stock buybacks, for returning capital to stockholders, or for other utilization which we deem to be in the best interests of stockholders.
In May 2017, we entered into a credit agreement with a syndicate of lenders for the Blucora senior secured credit facilities. Prior to May 2019, the Blucora senior secured credit facilities provided for up to $425.0 million of borrowings, consisting of a committed $50.0 million revolving credit facility (including a letter of credit sub-facility) and a $375.0 million term loan facility. In May 2019, we amended the Blucora senior secured credit facilities, in order to, among other things: (i) provide for a term loan increase in the aggregate principal amount of $125.0 million in the form of a fungible increase to, and on substantially the same terms as, our existing senior secured term loan under the Blucora senior secured credit facilities and (ii) increase the total amount of the revolving credit facility under the Blucora senior secured credit facilities by $15.0 million to an aggregate of $65.0 million.
The Blucora senior secured credit facilities in the aggregate committed amount of $565.0 million consist of a committed $65.0 million revolving credit facility (including a letter of credit sub-facility), and a $500.0 million term loan facility. The final maturity dates of the revolving credit loan and term loan are May 22, 2022 and May 22, 2024, respectively. In November 2017, the credit facility agreement was amended in order to refinance and reprice the initial term loan, such that the applicable interest rate margin is 3.00% for Eurodollar Rate loans and 2.00% for ABR loans. Depending on Blucora’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.25% for Eurodollar Rate loans and 1.75% to 2.25% for ABR loans. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by substantially all of the assets of Blucora and those subsidiaries.
The Blucora senior secured credit facilities include financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of June 30, 2019. We have borrowed $500.0 million under the term loan and have made prepayments of $110.0 million towards the term loan since entering into the agreement, such that $390.0 million was outstanding under the term loan at June 30, 2019. We have not borrowed any amounts under the revolving credit loan and did not have any other debt outstanding. Commencing December 31, 2019, principal payments of the term loan are due on a quarterly basis in an amount equal to $312,500 (subject to reduction for prepayments), with the remaining principal amount due on the maturity date of May 22, 2024.

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
In connection with our 2015 acquisition of HD Vest, former management of that business has retained an ownership interest in HD Vest. We were party to put and call arrangements that became exercisable beginning in the first quarter of 2019 with respect to these interests. These put and call arrangements allow certain members of HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests for cash, respectively, within ninety days after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2018, which occurred on March 1, 2019. These arrangements were settled in cash for $24.9 million in the second quarter of 2019.
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
On May 6, 2019, we completed the Acquisition, which was paid with a combination of (i) $55.0 million of cash on hand and (ii) the proceeds from a $125.0 million increase in the term loan under the Blucora senior secured credit facilities.
Contractual Obligations and Commitments
The material changes in our contractual obligations and commitments through the second quarter of 2019, outside of the ordinary course of our business, include debt activity (as described above under "Use of cash"), payment of the final portion of the SimpleTax acquisition-related contingent consideration liability, a new office lease, which is expected to commence in 2020, purchase commitments of approximately $3.0 million over the next year from 1st Global, and sublease income of $1.6 million, primarily related to the sublease of the Bellevue facility. Additional information on the Company’s Commitments and Contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Six months ended June 30,
	2019	2018
Net cash provided by operating activities	$96,812	$106,557
Net cash used by investing activities	(167,399)	(2,602)
Net cash provided (used) by financing activities	94,915	(74,454)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	58	(30)
Net increase in cash, cash equivalents, and restricted cash	$24,386	$29,471

Net cash from operating activities: Net cash from operating activities consists of income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $96.8 million and $106.6 million for the six months ended June 30, 2019 and 2018, respectively. The activity in the six months ended June 30, 2019 included a $(30.5) million working capital contribution and approximately $127.3 million of income (offset by non-cash adjustments). The working capital contribution was primarily driven by the Acquisition.
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
Net cash used by investing activities was $167.4 million and $2.6 million for the six months ended June 30, 2019 and 2018, respectively. The activity in the six months ended June 30, 2019 consisted of the Acquisition and approximately $2.9 million in purchases of property and equipment. The activity in the six months ended June 30, 2018 consisted of approximately $2.6 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs and market conditions that present favorable financing opportunities.
Net cash provided by financing activities was $94.9 million for the six months ended June 30, 2019 compared to net cash used by financing activities of $74.5 million for the six months ended June 30, 2018. The activity for the six months ended June 30, 2019 primarily consisted of $121.5 million of borrowings under the Blucora senior secured credit facilities and approximately $4.5 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were offset by $24.9 million to settle redeemable noncontrolling interests related to the 2015 acquisition of HD Vest, $5.2 million in tax payments from shares withheld for equity awards and $0.9 million in contingent consideration paid related to the 2015 acquisition of SimpleTax.
The activity for the six months ended June 30, 2018 primarily consisted of payments of $80.0 million towards the term loan under the Blucora senior secured credit facilities, $4.2 million in tax payments from shares withheld for equity awards, and $1.3 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $11.1 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
Critical Accounting Policies and Estimates
Business Combinations
The application of the purchase method of accounting for business combinations requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration between assets that are depreciated and those that are amortized from goodwill. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms.
See the remainder of our critical accounting policies, estimates, and methodologies as described in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018.
Recent Accounting Pronouncements
See "Note 2: Summary of Significant Accounting Policies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the six months ended June 30, 2019. We have borrowed $500.0 million under the term loan of the Blucora senior secured credit facilities, and as of June 30, 2019, we had $390.0 million outstanding. The interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.00%. A hypothetical 100 basis point increase in LIBOR would result in a $3.9 million increase, based upon our June 30, 2019 principal amount, in our annual interest expense until the scheduled maturity date in 2024. For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934), the effectiveness of our disclosure controls and procedures as of June 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of June 30, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the second quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
There are no material pending legal proceedings to which we are a party or of which any of our property is the subject.
Item 1A. Risk Factors
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018 and the risks set forth below.
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
Our ability to realize the anticipated benefits of the Acquisition of 1st Global will depend, to a large extent, on our ability to integrate 1st Global’s business with ours, which will be a complex, costly and time-consuming process. As a result, we have been devoting and will continue to devote significant management attention and resources to integrate our business practices and operations with those of 1st Global. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits of the Acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the Acquisition could cause an interruption of, or a loss of momentum in, our operations and could result in a Material Adverse Effect.
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
If our goodwill or other intangible assets become impaired, we may be required to record a significant impairment charge, which could result in a Material Adverse Effect.
We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of our goodwill and other intangible assets, which consist primarily of our advisor, customer and sponsor relationships, our technology and our trade names, exceed their carried value. For these impairment tests, we use various valuation methods to estimate the fair value of our goodwill and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. As of June 30, 2019, we had recorded a total of $674.1 million of goodwill and $355.6 million of other intangible assets.
It is possible that we could have an impairment charge for goodwill or other intangible assets in future periods if, among other things, (i) overall economic conditions in current or future years decline, (ii) business conditions or our strategies for a specific business unit or our trade names change from our current strategies or assumptions or (iii) we suffer from an event that impacts our reputation or brand. If we divest or discontinue businesses or products that we previously acquired, or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such charges could negatively impact our operating results and could cause a Material Adverse Effect.
If we are unable to attract and retain productive advisors, our financial results will be negatively impacted.
Our Wealth Management business derives a large portion of its revenues from commissions and fees generated by its advisors. Our ability to attract and retain productive advisors has contributed significantly to our growth and success. If we fail to attract new advisors or to retain and motivate our advisors (including our HD Vest advisors or 1st Global's advisors), our business may suffer.
The market for productive advisors is highly competitive, and we devote significant resources to attracting and retaining the most qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. Financial industry competitors are increasingly offering guaranteed contracts, upfront payments, and greater compensation to attract successful financial advisors. These can be important factors in a current advisor’s decision to leave us as well as in a prospective advisor’s decision to join us. We may also experience difficulty retaining advisors following the Acquisition as our HD Vest advisors and 1st Global advisors may not like the products or services we offer as a combined company, may not like our compensation structure or they may not like the combined business. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.
Moreover, the costs associated with successfully attracting and retaining advisors could be significant, and there is no assurance that we will generate sufficient revenues from those advisors’ business to offset such costs. Designing and implementing new or modified compensation arrangements and equity structures to successfully attract and retain advisors is complicated. Changes to these arrangements could themselves cause instability within our existing investment teams and negatively impact our financial results and ability to grow. In addition, our compensation arrangements with our financial advisors are primarily commission-based, which we believe drives advisor performance and assists in attracting and retaining successful advisors. Our cost of revenue (which includes commissions paid to advisors) may fluctuate from quarter-to-quarter depending on the amount of commissions we are required to pay to our financial advisors, and if the amounts we are required to pay are different than our expectations, our operating results may be adversely impacted.
We have in the past issued and may in the future issue shares of common stock or other securities convertible into or exchangeable for shares of common stock to our advisors in order to attract and retain such individuals. In connection with the Acquisition of 1st Global, we issued a substantial number of equity awards to our HD Vest and 1st Global advisors. The issuance of additional shares of our common stock upon vesting or conversion of these awards may substantially dilute the ownership interests of our existing stockholders and reduce the number of shares of common stock available for issuance under our equity incentive plans.

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
Our Wealth Management business is heavily regulated by multiple agencies, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), state securities and insurance regulators, and other regulatory authorities. Failure to comply with these regulators’ laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect. The regulatory environment in which our Wealth Management business operates is continually evolving, and the level of financial regulation to which we are subject has generally increased in recent years. Among the most significant regulatory changes affecting our Wealth Management business is the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), which mandates broad changes in the supervision and regulations of the wealth management industry. Regulators implementing the Dodd-Frank Act have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we will market products and services in our Wealth Management business, manage our Wealth Management business operations, and interact with regulators. In addition, the Trump Administration has initiated and in some cases completed a broad review of U.S. fiscal laws and regulations. If significant changes are enacted as a result of this review, they could negatively impact our Wealth Management business and cause a Material Adverse Effect.
On June 5, the SEC adopted Regulation Best Interest (“Reg. BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer. The SEC also adopted Form CRS Relationship Summary (“Form CRS”), which requires registered investment advisers (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Reg. BI, the SEC added new record-making and recordkeeping rules. The compliance date for Reg. BI and the related rules is June 30, 2020.
Reg. BI heightens the standard of care for broker-dealers when making investment recommendations and would impose disclosure and policy and procedural obligations that could impact the compensation our Wealth Management business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities).
In addition, Reg. BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA. This prohibition may require us to change the titles of certain of our advisors, which could lead to confusion or distraction of management’s time and attention.
Reg. BI’s new standards of conduct and other requirements that heighten the duties of broker-dealers and investment advisers could result in additional compliance costs, lesser compensation, and management distraction, all of which could have a Material Adverse Effect on our business. Because our brokerage business comprises a significant portion of our business, our failure to successfully conform to these standards could negatively impact our results.
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
We are party to the Blucora senior secured credit facilities, which consist of a term loan and revolving line of credit for future working capital, capital expenditures and general business purposes. As of June 30, 2019, we had $390.0 million of outstanding indebtedness under the term loan, and we had not borrowed any amounts under the revolving credit facility. The final maturity date of the term loan is May 22, 2024. Under the terms of the revolving credit facility, we may borrow up to $65.0 million.
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
OTHER RISKS
We cannot assure you we will repurchase any shares of our common stock pursuant to our stock repurchase plan.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table details our repurchases of common stock for the three months ended June 30, 2019:

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
April 1, 2019 - April 30, 2019	—	—	—	$100.0
May 1, 2019 - May 31, 2019	—	—	—	$100.0
June 1, 2019 - June 30, 2019	—	—	—	$100.0
Total	—	$—	—
(1) On March 19, 2019, we announced that our board of directors authorized the repurchase of up to $100.0 million of our common stock. The authorization does not have a specified expiration date and no shares have been repurchased under this authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
10.1	Second Amendment to Credit Agreement, dated May 6, 2019, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Second Amendment	8-K	May 6, 2019	10.1
10.2	Blucora, Inc. Non-Employee Director Compensation Policy				X
10.3	Employment Agreement by and between Blucora, Inc. and Enrique Vasquez dated May 31, 2019				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended June 30, 2019, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements				X
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

BLUCORA, INC.

By:	/s/ Davinder Athwal
Davinder Athwal Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	August 8, 2019