Form 10-Q
period 2019-09-30
BLUCORA, INC.
filed 2019-11-06
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Outstanding at
Class	October 30, 2019
Common Stock, Par Value $0.0001	48,943,206

Trademarks, Trade Names and Service Marks
This report includes certain trademarks, trade names and service marks of Blucora, Inc. (referred to throughout this report as "Blucora," the "Company," "we," "us," or "our"), including Blucora, Avantax, Avantax Wealth Management, HD Vest, 1st Global and TaxAct. Each one of these trademarks, trade names or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights or (iv) a registered trademark or application for registration which we have been authorized by a third party to use.
Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, ™, SM or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. This report may also include additional trademarks, service marks and trade names of others, which are the property of their respective owners. All trademarks, service marks and trade names included in this report are, to our knowledge, the property of their respective owners.

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
•our ability to comply with regulations (or interpretations thereof) applicable to the wealth management and tax preparation industries, including increased costs associated with or reductions in revenue resulting from new or changing regulations or interpretations of existing regulations;
•risks associated with our business being subjected to enhanced regulatory scrutiny;
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

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2019	December 31, 2018
ASSETS
Current assets:
Cash and cash equivalents	$97,466	$84,524
Cash segregated under federal or other regulations	1,284	842
Accounts receivable, net of allowance	16,803	15,721
Commissions receivable	20,724	15,562
Other receivables	7,424	7,408
Prepaid expenses and other current assets, net	9,058	7,755
Total current assets	152,759	131,812
Long-term assets:
Property and equipment, net	17,230	12,389
Right-of-use assets, net	10,199	—
Goodwill, net	663,005	548,685
Other intangible assets, net	301,533	294,603
Other long-term assets	9,902	10,236
Total long-term assets	1,001,869	865,913
Total assets	$1,154,628	$997,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$12,139	$3,798
Commissions and advisory fees payable	18,871	15,199
Accrued expenses and other current liabilities	39,261	18,980
Lease liabilities	4,163	46
Deferred revenue	7,456	10,257
Current portion of long-term debt, net	1,227	—
Total current liabilities	83,117	48,280
Long-term liabilities:
Long-term debt, net	381,598	260,390
Deferred tax liability, net	35,225	40,394
Deferred revenue	7,403	8,581
Lease liabilities	6,055	100
Other long-term liabilities	6,384	7,440
Total long-term liabilities	436,665	316,905
Total liabilities	519,782	365,185

Redeemable noncontrolling interests	—	24,945

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par $0.0001—900,000 authorized shares; 48,895 shares issued and 48,334 shares outstanding at September 30, 2019; 48,044 shares issued and outstanding at December 31, 2018	5	5
Additional paid-in capital	1,580,336	1,569,725
Accumulated deficit	(932,505)	(961,689)
Accumulated other comprehensive loss	(272)	(446)
Treasury stock, at cost—561 shares at September 30, 2019	(12,718)	—
Total stockholders’ equity	634,846	607,595
Total liabilities and stockholders’ equity	$1,154,628	$997,725
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue:
Wealth management services revenue	$145,428	$91,887	$362,791	$275,984
Tax preparation services revenue	3,588	3,498	205,733	183,214
Total revenue	149,016	95,385	568,524	459,198
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	102,030	62,313	250,881	187,526
Tax preparation services cost of revenue	1,633	1,370	8,983	8,182
Amortization of acquired technology	—	—	—	99
Total cost of revenue	103,663	63,683	259,864	195,807
Engineering and technology	8,635	4,246	22,323	14,225
Sales and marketing	19,976	15,675	104,804	94,719
General and administrative	19,642	13,404	55,721	43,895
Acquisition and integration	6,759	—	17,739	—
Depreciation	1,470	798	3,846	3,706
Amortization of other acquired intangible assets	10,082	8,271	27,295	25,384
Impairment of intangible asset	50,900	—	50,900	—
Restructuring	—	—	—	291
Total operating expenses	221,127	106,077	542,492	378,027
Operating income (loss)	(72,111)	(10,692)	26,032	81,171
Other loss, net	(2,606)	(3,863)	(11,682)	(11,850)
Income (loss) before income taxes	(74,717)	(14,555)	14,350	69,321
Income tax benefit (expense)	12,331	818	16,470	(2,052)
Net income (loss)	(62,386)	(13,737)	30,820	67,269
Net income attributable to noncontrolling interests	—	(227)	—	(654)
Net income (loss) attributable to Blucora, Inc.	$(62,386)	$(13,964)	$30,820	$66,615
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$(1.28)	$(0.37)	$0.64	$1.34
Diluted	$(1.28)	$(0.37)	$0.62	$1.28
Weighted average shares outstanding:
Basic	48,652	47,712	48,456	47,191
Diluted	48,652	47,712	49,596	49,292
Other comprehensive income (loss):
Net income (loss)	$(62,386)	$(13,737)	$30,820	$67,269
Foreign currency translation adjustment	(64)	102	174	(147)
Other comprehensive income (loss)	(64)	102	174	(147)
Comprehensive income (loss)	(62,450)	(13,635)	30,994	67,122
Comprehensive income (loss) attributable to noncontrolling interests	—	(227)	—	(654)
Comprehensive income (loss) attributable to Blucora, Inc.	$(62,450)	$(13,862)	$30,994	$66,468
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands, except per share data)

	Redeemable Noncontrolling Interests			Additional- paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
		Common stock					Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	—	$—	$607,595
Common stock issued for stock options and restricted stock units	—	211	—	283	—	—	—	—	283
Other comprehensive income	—	—	—	—	—	107	—	—	107
Stock-based compensation	—	—	—	2,443	—	—	—	—	2,443
Tax payments from shares withheld for equity awards	—	—	—	(2,425)	—	—	—	—	(2,425)
Reclassification of mandatorily redeemable noncontrolling interests	(22,428)	—	—	—	—	—	—	—	—
Impact of adoption of new leases accounting standard	—	—	—	—	(1,636)	—	—	—	(1,636)
Net income	—	—	—	—	62,170	—	—	—	62,170
Balance as of March 31, 2019	$2,517	48,255	$5	$1,570,026	$(901,155)	$(339)	—	$—	$668,537
Common stock issued for stock options, restricted stock units and employee stock purchase plan	—	524	—	4,181	—	—	—	—	4,181
Other comprehensive income	—	—	—	—	—	131	—	—	131
Stock-based compensation	—	—	—	4,082	—	—	—	—	4,082
Tax payments from shares withheld for equity awards	—	—	—	(2,735)	—	—	—	—	(2,735)
Redemption of noncontrolling interests	(2,517)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	31,036	—	—	—	31,036
Balance as of June 30, 2019	$—	48,779	$5	$1,575,554	$(870,119)	$(208)	—	$—	$705,232
Common stock issued for stock options and restricted stock units	—	116	—	491	—	—	—	—	491
Other comprehensive loss	—	—	—	—	—	(64)	—	—	(64)
Stock-based compensation	—	—	—	4,639	—	—	—	—	4,639
Tax payments from shares withheld for equity awards	—	—	—	(348)	—	—	—	—	(348)
Stock repurchases	—	—	—	—	—	—	(561)	(12,718)	(12,718)
Net loss	—	—	—	—	(62,386)	—	—	—	(62,386)
Balance as of September 30, 2019	$—	48,895	$5	$1,580,336	$(932,505)	$(272)	(561)	$(12,718)	$634,846

	Redeemable Noncontrolling Interests	Common stock		Additional-paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
		Shares	Amount				Total
Balance as of December 31, 2017	$18,033	46,366	$5	$1,555,560	$(1,014,174)	$(4)	$541,387
Common stock issued for stock options, restricted stock units and employee stock purchase plan	—	462	—	3,237	—	—	3,237
Other comprehensive loss	—	—	—	—	—	(137)	(137)
Stock-based compensation	—	—	—	2,958	—	—	2,958
Tax payments from shares withheld for equity awards	—	—	—	(1,493)	—	—	(1,493)
Impact of adoption of new revenue recognition accounting standard	—	—	—	—	1,851	—	1,851
Net income	205	—	—	—	45,341	—	45,341
Balance as of March 31, 2018	$18,238	46,828	$5	$1,560,262	$(966,982)	$(141)	$593,144
Common stock issued for stock options and restricted stock units	—	665	—	7853	—	—	7,853
Other comprehensive loss	—	—	—	—	—	(112)	(112)
Stock-based compensation	—	—	—	4,033	—	—	4,033
Tax payments from shares withheld for equity awards	—	—	—	(2,736)	—	—	(2,736)
Net income	222	—	—	—	35,238	—	35,238
Balance as of June 30, 2018	$18,460	47,493	$5	$1,569,412	$(931,744)	$(253)	637,420
Common stock issued for stock options, restricted stock units and employee stock purchase plan	—	323	—	2,850	—	—	2,850
Other comprehensive income	—	—	—	—	—	102	102
Stock-based compensation	—	—	—	2,568	—	—	2,568
Tax payments from shares withheld for equity awards	—	—	—	(1,754)	—	—	(1,754)
Net income (loss)	227	—	—	—	(13,964)	—	(13,964)
Adjustment of redeemable noncontrolling interests to redemption value	3,537	—	—	(3,537)	—	—	(3,537)
Balance as of September 30, 2018	$22,224	47,816	$5	$1,569,539	$(945,708)	$(151)	$623,685

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2019	2018
Operating Activities:
Net income	$30,820	$67,269
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	11,164	9,559
Depreciation and amortization of acquired intangible assets	32,078	29,539
Impairment of intangible asset	50,900	—
Reduction of right-of-use lease assets	3,117	—
Deferred income taxes	(23,343)	(1,073)
Amortization of premium on investments, net, and debt issuance costs	848	659
Accretion of debt discounts	189	125
Loss on debt extinguishment	—	1,534
Gain on sale of a business	(3,256)	—
Other	508	—
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	352	4,636
Commissions receivable	(19)	60
Other receivables	(18)	3,149
Prepaid expenses and other current assets	13,828	1,369
Other long-term assets	497	(902)
Accounts payable	(2,346)	(2,255)
Commissions and advisory fees payable	(602)	(2,627)
Lease liabilities	(3,371)	—
Deferred revenue	(21,694)	(2,411)
Accrued expenses and other current and long-term liabilities	6,595	(3,048)
Net cash provided by operating activities	96,247	105,583
Investing Activities:
Business acquisition, net of cash acquired	(166,561)	—
Purchases of property and equipment	(6,887)	(5,340)
Proceeds from sale of a business, net of cash	7,467	—
Net cash used by investing activities	(165,981)	(5,340)
Financing Activities:
Proceeds from credit facilities	121,489	—
Payments on credit facilities	—	(80,000)
Stock repurchases	(11,968)	—
Payment of redeemable noncontrolling interests	(24,945)	—
Proceeds from stock option exercises	3,811	11,738
Proceeds from issuance of stock through employee stock purchase plan	1,144	1,608
Tax payments from shares withheld for equity awards	(5,508)	(5,983)
Contingent consideration payments for business acquisition	(943)	(1,315)
Net cash provided (used) by financing activities	83,080	(73,952)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	38	(11)
Net increase in cash, cash equivalents, and restricted cash	13,384	26,280
Cash, cash equivalents, and restricted cash, beginning of period	85,366	62,311
Cash, cash equivalents, and restricted cash, end of period	$98,750	$88,591
Supplemental cash flow information:
Accrued stock repurchases	$750	$—
Cash paid for income taxes	$3,154	$1,096
Cash paid for interest	$13,901	$11,573
See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
Description of the business: Blucora, Inc. (the "Company," "Blucora," "we," "our," or "us") operates two primary businesses: a Wealth Management business and a digital Tax Preparation business. The Wealth Management business consists of the operations of Avantax Wealth Management (which is comprised of what was formerly HD Vest and 1st Global, both as discussed further below) (the "Wealth Management business" or the "Wealth Management segment”). Avantax Wealth Management provides tax-focused wealth management solutions for financial advisors, tax preparers, certified public accounting firms and their clients. Specifically, the Wealth Management business:
•provides an integrated platform of technology, practice and product support, including brokerage, investment advisory and insurance services, to assist in making each financial advisor a comprehensive financial service center for his/her clients and/or clients of their respective firms;
•helps tax and accounting professionals and firms integrate financial advisory services into their practices;
•recruits independent tax professionals with, or within, established tax practices and offers specialized training and support, which allows them to provide their respective clients comprehensive wealth management and tax solutions; and
•generates revenue primarily through commissions, quarterly investment advisory fees based on total client assets and other fees.
On May 6, 2019, the Company closed the acquisition of all of the issued and outstanding common stock of 1st Global, a tax-focused wealth management company, for a cash purchase price of $180.0 million (the "Acquisition"). The purchase price was paid with a combination of (i) cash on hand and (ii) the proceeds from a $125.0 million increase in the term loan under the Company's credit agreement. See further discussion of the term loan increase in "Note 6: Debt."
The operations of 1st Global are included in the Company's operating results as part of the Wealth Management segment from the date of the Acquistion. See further discussion in "Note 3: Business Combinations."
On September 9, 2019, the Company announced a rebranding of its Wealth Management business to Avantax Wealth Management (the "Rebranding"). In connection with the Rebranding, HD Vest (which comprised all of the Wealth Management business prior to the Acquisition) was renamed Avantax Wealth Management in mid-September 2019, and 1st Global converted in late October 2019. In connection with the Rebranding, the Company recorded an impairment charge related to the HD Vest trade name intangible asset of approximately $50.9 million for the three and nine months ended September 30, 2019. The impairment charge is reflected on the consolidated statements of comprehensive income (loss). See further discussion in "Note 12: Intangible Asset Impairment."
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
Note 2: Summary of Significant Accounting Policies
Interim financial information: The accompanying condensed consolidated financial statements have been prepared by the Company under the rules and regulations of the Securities and Exchange Commission (the "SEC") for interim financial reporting. These condensed consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States ("GAAP") have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II, Item 8 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of results for a full year.

Cash, cash equivalents, and restricted cash: The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets that equal the total amounts on the condensed consolidated statements of cash flows (in thousands):

	September 30,		December 31,
	2019	2018	2018
Cash and cash equivalents	$97,466	$88,274	$84,524
Cash segregated under federal or other regulations	1,284	317	842
Total cash, cash equivalents, and restricted cash	$98,750	$88,591	$85,366

Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of the Company’s Wealth Management customers. Restricted cash is pledged as collateral for certain of the Company's banking and lease arrangements, and is included in prepaid expenses and other current assets, net and other long-term assets.
Business combinations and intangible assets including goodwill: We account for business combinations using the acquisition method.
The purchase price of the Acquisition has been allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in the Company's financial statements. The most subjective areas include determining the fair value of the following:
•intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, growth rates, as well as the estimated useful life of intangible assets;
•deferred tax assets and liabilities and uncertain tax positions, which are initially estimated as of the Acquisition date;
•pre-existing liabilities or legal claims, and deferred revenue, in each case as may be applicable; and
•goodwill as measured as the excess of consideration transferred over the net of the Acquisition date fair values of the assets acquired and the liabilities assumed.
The Company's assumptions and estimates are based upon comparable market data and information obtained from the Company's management and the management of 1st Global.
The following table presents changes in the carrying value of goodwill by reportable segment during the nine months ended September 30, 2019, in thousands:

	December 31, 2018	Acquired	Disposed	September 30, 2019
Wealth Management	$356,042	$118,422	$—	$474,464
Tax Preparation	192,643	—	(4,102)	188,541
Total goodwill	$548,685	$118,422	$(4,102)	$663,005

Intangible asset impairment: The Company evaluates indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. The Company evaluated the HD Vest trade name indefinite-lived asset following the Rebranding by performing a quantitative impairment test of that intangible asset. This test compared the carrying value of the HD Vest trade name intangible asset to its fair value.
Fair value typically is estimated using the present value of future discounted cash flows, an income approach. The significant estimates in the discounted cash flow model include the weighted-average cost of capital and long-term rates of revenue growth and/or profitability of our businesses. The weighted-average cost of capital considers the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows. These estimates and the resulting valuations require significant judgment. See "Note 12: Intangible Asset Impairment" for further discussion.
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
For cash equivalents, short-term investments, and commissions receivable, the Company attempts to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions and investment sponsors that are expected to be able to fully perform under the terms of their respective agreements.
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
The Company's lease terms are contractually fixed but may include extension or termination options reasonably assured to be exercised at lease inception, which are included in the recognition of ROU assets and lease liabilities. The Company’s leases do not contain residual value guarantees or material variable lease payments. The Company does not have any material restrictions or covenants imposed by leases that would impact the Company’s ability to pay dividends or cause the Company to incur additional financial obligations.
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
Note 3: Business Combinations
On May 6, 2019, the Company closed the Acquisition of all of the issued and outstanding common stock of 1st Global for a cash purchase price of $180.0 million. The purchase price is subject to customary adjustment as well as certain indemnity escrows, in each case as described more fully in the stock purchase agreement governing the Acquisition. The purchase price has been allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the Acquisition. The preliminary fair values of assets acquired and liabilities assumed in the Acquisition were as follows (in thousands):

Tangible assets acquired, including cash of $12,389	$37,153
Goodwill	118,422
Identifiable intangible assets	85,240
Contingent liability	(11,052)
Deferred revenues	(17,715)
Other current liabilities	(12,956)
Deferred tax liabilities, net	(19,092)
Total	$180,000
Cash paid at Acquisition date	$176,850
Cash to be paid after Acquisition date	3,150

The identifiable intangible assets were as follows (in thousands, except as otherwise indicated):

	Estimated Fair Value	Accumulated Amortization through September 30, 2019	Weighted Average Estimated Useful Life (in months)
Advisor relationships	$78,400	$2,204	204
Developed technology	2,980	567	29
Favorable lease	1,260	73	84
Trade name	1,000	135	36
Training materials	900	121	36
Sponsor relationships	700	24	144
Total identified intangible assets	$85,240	$3,124	192

For the three and nine months ended September 30, 2019, the Company recognized amortization expense of approximately $2.0 million and $3.1 million, respectively, in "Amortization of other acquired intangible assets" on the condensed consolidated statements of comprehensive income (loss).
Goodwill consists largely of synergistic opportunities for the Wealth Management business, including increased scale, enhanced capabilities, and an integrated platform of brokerage, investment advisory and insurance services. Goodwill is not expected to be deductible for income tax purposes, and is reported in the Company's Wealth Management segment.
As part of the Acquisition, the Company assumed, and recorded as part of the opening balance sheet, a contingent liability related to a regulatory inquiry. While the inquiry is still on-going, the Company evaluated a range of possible losses and initially recorded a reserve of $10.0 million. During the three months ended September 30, 2019, the Company increased its reserve to $11.1 million.
The Company retained $3.2 million of the purchase price of the Acquisition, of which $2.1 million was paid to employees of 1st Global during the three months ended September 30, 2019, with the remainder to be paid to either 1st Global or former employees of 1st Global within the twelve months following the Acquisition.
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
During the three months ended September 30, 2019, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through September 30, 2019, which resulted in an insignificant impact to the Company's operating results. These adjustments related to estimated intangible asset fair values (primarily related to the advisors relationships intangible asset), a contingent liability, deferred tax liabilities, net, and goodwill.

The primary areas of the acquisition accounting that had not yet been finalized as of September 30, 2019 related to deferred taxes, which would result in a change to goodwill.
The gross contractual amount of acquired accounts receivable, including commissions receivable, was $6.7 million. As an insignificant amount of these receivables was expected to be uncollectible, the acquired amount approximates fair value.
During the nine months ended September 30, 2019, the Company incurred transaction costs of $6.5 million associated with the Acquisition, which were recognized in "General and administrative expense" on the condensed consolidated statements of comprehensive income (loss).
The operations of 1st Global are included in the Company's operating results as part of the Wealth Management segment from the date of the Acquisition. From the date of the Acquisition, 1st Global contributed approximately $73.0 million of revenue and $0.1 million of loss before income taxes to the Company.
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

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Revenue	$149,016	$138,566	$627,824	$588,342
Net income (loss)	$(62,386)	$(14,147)	$18,877	$58,235

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
Information on reportable segments currently presented to the Company’s chief operating decision maker and a reconciliation to consolidated net income (loss) are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue:
Wealth Management	$145,428	$91,887	$362,791	$275,984
Tax Preparation	3,588	3,498	205,733	183,214
Total revenue	149,016	95,385	568,524	459,198
Operating income (loss):
Wealth Management	20,631	12,891	49,150	38,920
Tax Preparation	(12,075)	(6,936)	108,565	95,991
Corporate-level activity	(80,667)	(16,647)	(131,683)	(53,740)
Total operating income (loss)	(72,111)	(10,692)	26,032	81,171
Other loss, net	(2,606)	(3,863)	(11,682)	(11,850)
Income tax benefit (expense)	12,331	818	16,470	(2,052)
Net income (loss)	$(62,386)	$(13,737)	$30,820	$67,269

Revenues by major category within each segment are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Wealth Management:
Commission	$52,623	$41,015	$137,851	$124,269
Advisory	75,579	41,443	176,746	120,802
Asset-based	13,618	6,979	36,530	21,457
Transaction and fee	3,608	2,450	11,664	9,456
Total Wealth Management revenue	$145,428	$91,887	$362,791	$275,984
Tax Preparation:
Consumer	$4,280	$3,246	$190,908	$168,295
Professional	(692)	252	14,825	14,919
Total Tax Preparation revenue	$3,588	$3,498	$205,733	$183,214

During the three months ended September 30, 2019, the Company recorded an immaterial adjustment to previously-recognized Professional Tax Preparation revenues, which did not have an impact on revenues for the nine months ended September 30, 2019.
Wealth Management revenue recognition: Wealth Management revenue consists primarily of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. The Company's Wealth Management revenues are earned from customers primarily located in the United States.
Details of Wealth Management revenues are (in thousands):

	Three months ended September 30,
	2019			2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Commission revenue	$23,195	$29,428	$52,623	$16,929	$24,086	$41,015
Advisory revenue	—	75,579	75,579	—	41,443	41,443
Asset-based revenue	—	13,618	13,618	—	6,979	6,979
Transaction and fee revenue	1,054	2,554	3,608	576	1,874	2,450
Total	$24,249	$121,179	$145,428	$17,505	$74,382	$91,887

	Nine months ended September 30,
	2019			2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Commission revenue	$59,348	$78,503	$137,851	$51,193	$73,076	$124,269
Advisory revenue	—	176,746	176,746	—	120,802	120,802
Asset-based revenue	—	36,530	36,530	—	21,457	21,457
Transaction and fee revenue	2,624	9,040	11,664	2,573	6,883	9,456
Total	$61,972	$300,819	$362,791	$53,766	$222,218	$275,984

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
Details of Tax Preparation revenues are (in thousands):

	Three months ended September 30,
	2019			2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$3,268	$1,012	$4,280	$3,246	$—	$3,246
Professional	(619)	(73)	(692)	182	70	252
Total	$2,649	$939	$3,588	$3,428	$70	$3,498

	Nine months ended September 30,
	2019			2018
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$188,340	$2,568	$190,908	$168,295	$—	$168,295
Professional	12,682	2,143	14,825	12,497	2,422	14,919
Total	$201,022	$4,711	$205,733	$180,792	$2,422	$183,214

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
The fair value hierarchy of the Company’s assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2019	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,244	$4,244	$—	$—
Total assets at fair value	$4,244	$4,244	$—	$—

		Fair value measurements at the reporting date using
	December 31, 2018	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$23,181	$23,181	$—	$—
Total assets at fair value	$23,181	$23,181	$—	$—
Acquisition-related contingent consideration liability	$1,275	$—	$—	$1,275
Total liabilities at fair value	$1,275	$—	$—	$1,275

A reconciliation of Level 3 items measured at fair value on a recurring basis is as follows (in thousands):

Acquisition-related contingent consideration liability:
Balance as of December 31, 2018	$1,275
Payment	(1,331)
Foreign currency transaction loss	56
Balance as of September 30, 2019	$—

Cash equivalents are classified within Level 1 of the fair value hierarchy because the Company values them utilizing quoted prices in active markets. Unrealized gains and losses are included in "Accumulated other comprehensive loss" on the condensed consolidated balance sheets, and amounts reclassified out of comprehensive income (loss) into net income (loss) are determined on the basis of specific identification.
Note 6: Debt
The Company’s debt consisted of the following as of the periods indicated in the table below (in thousands):

	September 30, 2019				December 31, 2018
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facilities	$390,000	$(1,406)	$(5,769)	$382,825	$265,000	$(970)	$(3,640)	$260,390

Senior secured credit facilities: The Company is party to a credit agreement with a syndicate of lenders, which provides for a term loan and revolving line of credit for working capital, capital expenditures and other general business needs (as amended, the "Blucora senior secured credit facilities"). The Blucora senior secured credit facilities provide for up to $565.0 million of borrowings, consisting of a committed $65.0 million revolving credit facility (including a letter of credit sub-facility) and a $500.0 million term loan facility that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by substantially all of the assets of the Company and certain of its subsidiaries.
The Blucora senior secured credit facilities include financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the credit facility agreement. As of September 30, 2019, the Company was in compliance with all of the financial and operating covenants under the credit facility agreement.
Commencing December 31, 2019, principal payments of the term loan are due on a quarterly basis in an amount equal to $312,500 (subject to reduction for prepayments), with the remaining principal amount due on the maturity date of May 22, 2024. The Company also has the right to prepay the term loan and outstanding amounts under the revolving credit facility without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments on the term loan are subject to certain prepayment minimums. The Company may be required to make annual prepayments on the term loan in an amount equal to a percentage of excess cash flow of the Company during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement) for such fiscal year.
The interest rate on the term loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 3.00% for Eurodollar Rate loans and 2.00% for ABR loans.
Depending on the Company’s Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.25% for Eurodollar Rate loans and 1.75% to 2.25% for ABR loans. Interest is payable at the end of each interest period. As of September 30, 2019, the Company had not borrowed any amounts under the revolving credit facility.
As of September 30, 2019, the term loan facility's principal amount approximated its fair value as it is a variable rate instrument and the current applicable margin approximates current market conditions.
Note 7: Redeemable Noncontrolling Interests
In connection with the 2015 acquisition of HD Vest, the former management of HD Vest retained an ownership interest in that business. The Company was party to put and call arrangements that became exercisable beginning in the first quarter of 2019 with respect to those interests. These put and call arrangements allowed certain former members of HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests for cash, respectively, within ninety days after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2018, which occurred on March 1, 2019. All of these arrangements were settled in cash for $24.9 million in the second quarter of 2019.
Note 8: Commitments and Contingencies
Significant events since the year ended December 31, 2018, outside of the ordinary course of the Company’s business, include debt activity (as discussed further in "Note 6: Debt"), purchase commitments of approximately $3.4 million over the next year from 1st Global, and sublease income of $1.3 million primarily related to the sublease agreement for the Company's former headquarters in Bellevue, Washington. Additional information on the Company’s commitments and contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Litigation and Other Matters: From time to time, the Company is subject to various legal proceedings, regulatory matters or fines, or claims that arise in the ordinary course of business. The Company accrues a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Aside from the contingent liability described in "Note 3: Business Combinations," the Company is not currently party to any such matters for which it has incurred a liability on its consolidated balance sheets.
Note 9: Leases
The Company's leases are primarily related to office space. For the three and nine months ended September 30, 2019, the Company recognized operating lease costs of approximately $1.3 million and $3.6 million, respectively, in "General and administrative" expense on the condensed consolidated statements of comprehensive income (loss). For the three and nine months ended September 30, 2018, the Company recognized rent expense of approximately $0.7 million and $2.0 million, respectively, in "General and administrative" expense on the condensed consolidated statements of comprehensive income (loss).
As of September 30, 2019, the Company's weighted-average remaining operating lease term was approximately 4.5 years, and its weighted-average operating lease discount rate was 5.4%.
The maturities of the Company's operating lease liabilities as of September 30, 2019 are below. The Company's finance lease liabilities as of September 30, 2019 were $0.1 million.

(in thousands)
Undiscounted cash flows:
2019 (for the three months remaining in 2019)	$3,971
2020	3,587
2021	1,136
2022	1,264
2023	1,292
2024	1,319
Thereafter	$1,799
Total undiscounted cash flows	$14,368
Imputed interest	(1,466)
Present value of cash flows	$12,902

September 30, 2019
Short-term operating lease liabilities	$4,115
Long-term operating lease liabilities	5,992
Total operating lease liabilities	$10,107

Cash paid on operating lease liabilities was $3.4 million for the nine months ended September 30, 2019. Lease liabilities from new ROU assets obtained during the nine months ended September 30, 2019 were $6.7 million, primarily due to the Acquisition. In 2019, the Company signed a new corporate headquarters office lease, which is expected to commence in the first quarter of 2020.

Note 10: Income Taxes
The Company recorded income tax benefit of $12.3 million and $16.5 million in the three and nine months ended September 30, 2019, respectively. The Company's effective income tax rate differed from the 21% statutory rate in the three and nine months ended September 30, 2019, primarily due to the release of valuation allowances, offset by the effect of state income taxes, non-deductible compensation and acquisition costs. In the three months ended September 30, 2019, the Company’s discrete benefit of $10.6 million primarily related to the HD Vest trade name impairment and impacts associated with the Acquisition.
The Company recorded income tax benefit of $0.8 million and expense of $2.1 million in the three and nine months ended September 30, 2018, respectively. Income taxes differed from the 21% statutory rate in three and nine months ended September 30, 2018, primarily due to the release of valuation allowances and the effect of state income taxes.
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
The computation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Numerator:
Income (loss)	$(62,386)	$(13,737)	$30,820	$67,269
Net income attributable to noncontrolling interests	—	(227)	—	(654)
Adjustment of redeemable noncontrolling interests	—	(3,537)	—	(3,537)
Net income (loss) attributable to Blucora, Inc.	$(62,386)	$(17,501)	$30,820	$63,078
Denominator:
Weighted average common shares outstanding, basic	48,652	47,712	48,456	47,191
Dilutive potential common shares	—	—	1,140	2,101
Weighted average common shares outstanding, diluted	48,652	47,712	49,596	49,292
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$(1.28)	$(0.37)	$0.64	$1.34
Diluted	$(1.28)	$(0.37)	$0.62	$1.28
Shares excluded	3,084	3,675	1,217	441
Shares were excluded from the computation of diluted earnings per common share for these periods because their effect would have been anti-dilutive.
Note 12: Intangible Asset Impairment
The carrying value of the Company's indefinite-lived intangible asset related to the HD Vest trade name prior to the Rebranding was $52.5 million. In connection with the Rebranding, HD Vest was renamed Avantax Wealth Management in mid-September 2019. Accordingly, the Company evaluated the HD Vest trade name indefinite-lived asset by performing a quantitative impairment test of that intangible asset. This test compared the carrying value of the HD Vest trade name asset to its fair value, and resulted in an impairment charge of approximately $50.9 million for the three and nine months ended September 30, 2019 on the condensed consolidated statements of comprehensive income (loss). Following the impairment, the remaining useful life of the HD Vest trade name asset was estimated to be three years.
Fair value was estimated using the present value of future discounted cash flows, an income approach. The significant estimates used in the discounted cash flow model include the weighted-average cost of capital and long-term rates of revenue growth. The weighted-average cost of capital considered the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows. These estimates and the resulting valuations required significant judgment.
Note 13: Disposition of SimpleTax

On September 4, 2019, the Company completed the disposition of all of the issued and outstanding stock of SimpleTax Software Inc. ("SimpleTax"), which was a provider of digital tax preparation services in Canada, for approximately $9.6 million. This amount was received in the third quarter of 2019 and is included in "Proceeds from sale of a business, net of cash" on the condensed consolidated statements of cash flows. The Company also recognized a gain on the sale of approximately $3.3 million in "Other loss, net" on the condensed consolidated statements of comprehensive income (loss).
The SimpleTax sale did not meet the requisite criteria to constitute discontinued operations, as the historical results of SimpleTax were not material to the Company’s consolidated results of operations. Prior to its sale, the operations of SimpleTax were included in the Company's operating results as part of the Tax Preparation segment.
Summarized financial information for SimpleTax prior to the sale was as follows (in thousands):

	September 3, 2019	December 31, 2018
Major classes of assets and liabilities:
Cash	$2,199	$1,088
Accounts receivable	12	27
Intangible assets	119	143
Goodwill	4,199	4,102
Total assets	6,528	5,360

Accrued expenses and other current liabilities	$102	$77
Long-term liabilities	38	37
Total liabilities	140	114

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
Our Business
Blucora, Inc. (collectively, with its direct and indirect subsidiaries on a consolidated basis, the "Company," "Blucora," "we," "our" or "us") operates two primary businesses: a Wealth Management business and a digital Tax Preparation business.
The Wealth Management business consists of the operations of Avantax Wealth Management (which is comprised of what was formerly HD Vest and 1st Global, both as further discussed below) (the "Wealth Management business" or the "Wealth Management segment”). Avantax Wealth Management provides tax-focused wealth management solutions for financial advisors, tax preparers, certified public accounting firms and their clients. Specifically, the Wealth Management business:
•provides an integrated platform of technology, practice and product support, including brokerage, investment advisory and insurance services, to assist in making each financial advisor a comprehensive financial service center for his/her clients and/or clients of their respective firms;
•helps tax and accounting professionals and firms integrate financial advisory services into their practices;
•recruits independent tax professionals with, or within, established tax practices and offers specialized training and support, which allows them to provide their respective clients comprehensive wealth management and tax solutions; and
•generates revenue primarily through commissions, quarterly investment advisory fees based on total client assets and other fees.
On May 6, 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, a tax-focused wealth management company, for a cash purchase price of $180.0 million (the "Acquisition"). The purchase price was paid with a combination of (i) cash on hand and (ii) the proceeds from a $125.0 million increase in the term loan under the our credit agreement.
On September 9, 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the "Rebranding"). In connection with the Rebranding, HD Vest was re-named Avantax Wealth Management in mid-September 2019, and 1st Global converted in late October 2019. The Rebranding is designed to bring broader awareness to our Tax-Smart wealth management approach, providing tax-focused wealth management advice with technology-advantaged tools, allowing our financial advisors to easily provide Tax-Smart wealth solutions.
The Tax Preparation business consists of the operations of TaxAct ("TaxAct," the "Tax Preparation business," or the "Tax Preparation segment"). TaxAct provides digital do-it-yourself tax preparation solutions for consumers, small business owners, and tax professionals. TaxAct generates revenue primarily through its digital service at www.TaxAct.com. The TaxAct website and the information contained therein or connected thereto is not intended to be incorporated by reference into this report. On September 4, 2019, we sold SimpleTax Software, Inc. ("SimpleTax"), which was a provider of digital tax preparation services in Canada, for approximately $9.6 million. Prior to its sale, SimpleTax was a component of our Tax Preparation business. See further discussion of the sale in "Note 13: Disposition of SimpleTax" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report.
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

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Revenue	$149,016	$95,385	56%	$568,524	$459,198	24%
Operating income (loss)	$(72,111)	$(10,692)	574%	$26,032	$81,171	(68)%

Three months ended September 30, 2019 compared with three months ended September 30, 2018
Revenue increased approximately $53.6 million due to an increase of $53.5 million in revenue related to our Wealth Management business, as discussed in the following "Segment Revenue/Operating Income" section.
Operating loss increased approximately $61.4 million, consisting of a $53.6 million increase in revenue that was more than offset by a $115.1 million increase in operating expenses. Key changes in operating expenses were:
•$45.8 million increase in the Wealth Management segment’s operating expenses (including approximately $41.2 million of operating expenses from 1st Global), primarily due to an increase in commissions and advisory fees paid to our financial advisors and an increase in sales and marketing expenses.
•$5.2 million increase in the Tax Preparation segment’s operating expenses, primarily due to an increase in personnel costs supporting product development, an increase in software development expenses and higher sales and marketing consulting efforts, partially offset by reduced media spend.
•$64.0 million increase in corporate-level expense activity, primarily related to an intangible asset impairment in connection with the Rebranding, acquisition and integration costs, and additional depreciation and intangible asset amortization costs from 1st Global.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Revenue increased approximately $109.3 million due to an increase of $86.8 million in revenue related to our Wealth Management business and $22.5 million in revenue related to our Tax Preparation business, as discussed in the following "Segment Revenue/Operating Income" section.
Operating income decreased approximately $55.1 million, consisting of the $109.3 million increase in revenue that was more than offset by a $164.5 million increase in operating expenses. Key changes in operating expenses were:
•$76.6 million increase in the Wealth Management segment’s operating expenses (including approximately $69.5 million of operating expenses from 1st Global), primarily due to an increase in commissions and advisory fees paid to our financial advisors and an increase in sales and marketing expenses.
•$9.9 million increase in the Tax Preparation segment’s operating expenses, primarily due to an increase in personnel costs supporting product development, an increase in software development expenses and higher sales and marketing consulting efforts, partially offset by reduced media spend.
•$77.9 million increase in corporate-level expense activity, primarily related to an intangible asset impairment, acquisition and integration costs, and additional depreciation and intangible asset amortization costs from 1st Global.
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

Wealth Management

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Revenue	$145,428	$91,887	58%	$362,791	$275,984	31%
Operating income	$20,631	$12,891	60%	$49,150	$38,920	26%
Segment margin	14%	14%		14%	14%

Wealth Management segment margins for the three and nine months ended September 30, 2019 were comparable to the prior periods.
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
Sources of revenue

(In thousands, except percentages)			Three months ended September 30,			Nine months ended September 30,
	Sources of Revenue	Primary Drivers	2019	2018	Change	2019	2018	Change
Advisor-driven	Commission	- Transactions - Asset levels	$52,623	$41,015	28%	$137,851	$124,269	11%
	Advisory	- Advisory asset levels	75,579	41,443	82%	176,746	120,802	46%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	13,618	6,979	95%	36,530	21,457	70%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	3,608	2,450	47%	11,664	9,456	23%
	Total revenue		$145,428	$91,887	58%	$362,791	$275,984	31%
	Total recurring revenue		$121,304	$74,228	63%	$301,102	$222,559	35%
	Recurring revenue rate		83.4%	80.8%		83.0%	80.6%

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
Business metrics

(In thousands, except percentages and as otherwise indicated)	September 30,
	2019	2018	Change
Total Client Assets	$67,682,510	$46,413,409	46%
Brokerage Assets	$41,358,346	$32,897,081	26%
Advisory Assets	$26,324,164	$13,516,328	95%
Percentage of Total Client Assets	38.9%	29.1%
Number of advisors (in ones)	4,119	3,687	12%
Advisor-driven revenue (three months ended) per advisor	$31.1	$22.4	39%

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
Approximately $20.0 billion of total client assets, approximately $11.4 billion of advisory assets and approximately 800 advisors were acquired from 1st Global in the Acquisition.
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

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
By product category:
Mutual funds	$24,026	$21,201	13%	$66,704	$66,494	—%
Variable annuities	17,973	13,033	38%	44,476	38,883	14%
Insurance	5,344	3,910	37%	13,373	10,361	29%
General securities	5,280	2,871	84%	13,298	8,531	56%
Total commission revenue	$52,623	$41,015	28%	$137,851	$124,269	11%

By type of commission:
Sales-based	$23,195	$16,928	37%	$59,348	$51,192	16%
Trailing	29,428	24,087	22%	78,503	73,077	7%
Total commission revenue	$52,623	$41,015	28%	$137,851	$124,269	11%

Three months ended September 30, 2019 compared with three months ended September 30, 2018
Sales-based commission revenue increased approximately $6.3 million, primarily due to approximately $5.1 million of from 1st Global and growth from alternative investments.
Trailing commission revenue increased approximately $5.3 million due to revenues from 1st Global.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Sales-based commission revenue increased approximately $8.2 million, primarily due to approximately $9.4 million of sales-based commission revenue from 1st Global, partially offset by decreased activity in mutual funds.
Trailing commission revenue increased approximately $5.4 million, primarily due to approximately $9.5 million of revenues from 1st Global, partially offset by lower trailing commission revenues due to changes in the market value of the underlying assets.
Advisory revenue: Advisory revenue primarily includes fees charged to clients in advisory accounts where Avantax is the Registered Investment Advisor (“RIA”) and is based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed and, accordingly, the revenues earned in the following three-month period. The majority of our accounts are billed in advance using values as of the last business day of the prior calendar quarter.

The activity within our advisory assets was as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Balance, beginning of the period	$26,266,034	$12,947,193	$12,555,405	$12,530,165
Net increase in new advisory assets	224,996	202,156	802,368	609,970
Inflows from the Acquisition	—	—	11,397,301	—
Market impact and other	(166,865)	366,979	1,569,091	376,193
Balance, end of the period	$26,324,165	$13,516,328	$26,324,165	$13,516,328
Advisory revenues	$75,579	$41,443	$176,746	$120,802
Quarterly average fee rate	29 bps	32 bps	28 bps	32 bps

Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue due to advisory fees being billed in advance. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets. For the three months ended September 30, 2019, the net increase in new advisory assets was largely due to the addition of new advisors. For the nine months ended September 30, 2019, the net increase in new advisory assets was largely due to the addition of new advisors and the timing of the Acquisition.
For the three and nine months ended September 30, 2019, the changes in quarterly average fee rate is primarily due to 1st Global.
Three months ended September 30, 2019 compared with three months ended September 30, 2018
The increase in advisory revenue of approximately $34.1 million (including approximately $29.6 million from 1st Global) is primarily due to the increase in the beginning-of-period advisory assets for the three months ended September 30, 2019 compared with three months ended September 30, 2018.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
The increase in advisory revenue of approximately $55.9 million (including approximately $47.1 million from 1st Global) is primarily due to the increase in the beginning-of-period advisory assets for the nine months ended September 30, 2019 compared with nine months ended September 30, 2018.
Asset-based revenue: Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues, primarily including margin revenues.
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Asset-based revenue increased approximately $6.6 million (including approximately $3.2 million from 1st Global), primarily from higher cash sweep revenues following changes in our cash sweep program, increases in interest rates, and higher asset balances.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Asset-based revenue increased approximately $15.1 million (including approximately $5.6 million from 1st Global), primarily from higher cash sweep revenues following changes in our cash sweep program, increases in interest rates, and higher asset balances.
Transaction and fee revenue: Transaction and fee revenue primarily includes support fees charged to advisors, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Transaction and fee revenues increased approximately $1.2 million (including approximately $0.9 million of revenues from 1st Global), primarily from advisor fees.
Nine months ended September 30, 2019compared with nine months ended September 30, 2018
Transaction and fee revenues increased approximately $2.2 million (including approximately $1.4 million of revenues from 1st Global), primarily from advisor fees.

Tax Preparation

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Revenue	$3,588	$3,498	3%	$205,733	$183,214	12%
Operating income (loss)	$(12,075)	$(6,936)	74%	$108,565	$95,991	13%
Segment margin	(337)%	(198)%		53%	52%

Tax Preparation segment margins for the three months ended September 30, 2019 included an increase in consumer revenues of approximately $1.0 million, offset by an immaterial adjustment to previously-recognized Professional Tax Preparation revenues, which did not have an impact on revenues for the nine months ended September 30, 2019.

Tax Preparation segment margins for the nine months ended September 30, 2019 were consistent with the prior period. We expect that Tax Preparation segment margin could be impacted in future periods as a result of our increased investments in modernizing our technology platforms to drive the speed and efficiency of our supporting technology.
Tax Preparation revenue is derived primarily from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer and audit defense.
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Tax Preparation revenue was comparable to the prior period.
Tax Preparation operating loss increased approximately $5.1 million due to an increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to an increase in personnel costs supporting product development, an increase in software development expenses and higher sales and marketing consulting efforts, partially offset by reduced media spend.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Tax Preparation revenue increased approximately $22.5 million, primarily due to price increases and a shift in product mix toward higher-priced products.
Tax Preparation operating income increased approximately $12.6 million due to an increase in revenues of approximately $22.5 million, offset by a $10.3 million increase in operating expenses. The increase in Tax Preparation segment operating expenses was primarily due to an increase in personnel costs supporting product development, an increase in software development expenses and higher sales and marketing consulting efforts, partially offset by reduced media spend.
Corporate-Level Activity

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Operating expenses	$6,476	$4,572	$1,904	$19,802	$14,351	$5,451
Stock-based compensation	4,639	2,874	1,765	11,164	9,559	1,605
Acquisition and integration costs	6,759	—	6,759	17,739	—	17,739
Depreciation	1,811	930	881	4,783	4,056	727
Amortization of acquired intangible assets	10,082	8,271	1,811	27,295	25,483	1,812
Impairment of intangible asset	50,900	—	50,900	50,900	—	50,900
Restructuring	—	—	—	—	291	(291)
Total corporate-level activity	$80,667	$16,647	$64,020	$131,683	$53,740	$77,943

Certain corporate-level activity, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, intangible asset impairments and restructuring is not allocated to our segments.
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Operating expenses included in corporate-level activity increased primarily due to increases in headcount.

Stock-based compensation increased primarily due to activity within our Wealth Management business and the timing of forfeitures within our Tax Preparation business in the prior period.
Acquisition and integration costs in 2019 are related to the Acquisition.
Depreciation expense increased due to the impact from 1st Global and internally-developed software fixed assets capitalized in the fourth quarter of 2018.
Amortization expense increased primarily due to the Acquisition.
Impairment of intangible asset relates to an impairment charge of approximately $50.9 million related to the HD Vest trade name intangible asset following the Rebranding.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Operating expenses included in corporate-level activity increased primarily due to increases in headcount.
Stock-based compensation increased primarily due to the impact from 1st Global and the timing of forfeitures in our Wealth Management business in the current period and in our Tax Preparation business in the prior period.
Acquisition and integration costs in 2019 are related to the Acquisition.
Depreciation expense increased due to the impact from 1st Global and internally-developed software fixed assets capitalized in the fourth quarter of 2018.
Amortization expense increased primarily due to the Acquisition.
Impairment of intangible asset relates to an impairment charge of approximately $50.9 million related to the HD Vest trade name intangible asset following the Rebranding.

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Wealth Management services cost of revenue	$102,030	$62,313	$39,717	$250,881	$187,526	$63,355
Tax Preparation services cost of revenue	1,633	1,370	263	8,983	8,182	801
Amortization of acquired technology	—	—	—	—	99	(99)
Total cost of revenue	$103,663	$63,683	$39,980	$259,864	$195,807	$64,057
Percentage of revenue	70%	67%		46%	43%

We record the cost of revenue for sales of services when the related revenue is recognized. Cost of revenue consists of costs related to our Wealth Management and Tax Preparation businesses, which include commissions paid to financial advisors, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation. Cost of revenue also includes the amortization of acquired technology.
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Wealth Management services cost of revenue increased primarily due to an increase in commissions and advisory fees paid to our financial advisors (including approximately $30.9 million of commissions paid to 1st Global advisors).
Tax Preparation services cost of revenue increased primarily due to an increase in data center costs.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Wealth Management services cost of revenue increased primarily due to an increase in commissions and advisory fees paid to our financial advisors (including approximately $51.3 million of commissions paid to 1st Global advisors).
Tax Preparation services cost of revenue increased primarily due to an increase in data center costs.
Engineering and Technology

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Engineering and technology	$8,635	$4,246	$4,389	$22,323	$14,225	$8,098
Percentage of revenue	6%	4%		4%	3%

Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses, the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Engineering and technology expenses increased primarily due to higher headcount and software expenses in our Tax Preparation business, and approximately $1.0 million of costs from 1st Global.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Engineering and technology expenses increased primarily due to higher headcount and consulting expenses in our Tax Preparation business, and approximately $1.6 million of costs from 1st Global, partially offset by a decrease in costs related to our 2018 clearing firm conversion.

Sales and Marketing

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Sales and marketing	$19,976	$15,675	$4,301	$104,804	$94,719	$10,085
Percentage of revenue	13%	16%		18%	21%

Sales and marketing expenses consist principally of personnel expenses and the cost of temporary help and contractors, as well as marketing expenses associated with our Wealth Management business and Tax Preparation business, and back office processing support expenses associated with our Wealth Management business.
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Sales and marketing expenses increased primarily due to higher expenses in our Wealth Management business (including approximately $5.3 million of costs from 1st Global), and higher consulting efforts and headcount in our Tax Preparation business, partially offset by reduced media spend in our Tax Preparation business and a decrease in costs related to our 2018 clearing firm conversion.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Sales and marketing expenses increased primarily due to higher expenses in our Wealth Management business (including approximately $8.6 million of costs from 1st Global), and higher consulting efforts and headcount in our Tax Preparation business, partially offset by reduced media spend in our Tax Preparation business, a decrease in costs related to our 2018 clearing firm conversion and lower stock-based compensation costs.
General and Administrative

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
General and administrative	$19,642	$13,404	$6,238	$55,721	$43,895	$11,826
Percentage of revenue	13%	14%		10%	10%

General and administrative ("G&A") expenses consist primarily of personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
Three months ended September 30, 2019 compared with three months ended September 30, 2018
G&A expenses increased primarily due to an increase in personnel costs primarily related to increases in headcount and increases in stock-based compensation costs, and approximately $4.0 million of costs from 1st Global.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
G&A expenses increased primarily due to an increase in personnel costs primarily related to increases in headcount and increases in stock-based compensation, and approximately $8.0 million of costs from 1st Global, partially offset by a decrease in prior period consulting expenses primarily related to strategic initiatives.
Acquisition and Integration

(In thousands, except percentages)	Three months ended September 30, 2019	Nine months ended September 30, 2019
Employee-related expenses	$1,504	$4,334
Professional services	4,207	11,765
Other expenses	1,048	1,640
Total	$6,759	$17,739
Percentage of revenue	5%	3%

Acquisition and integration expenses are related to the Acquisition and primarily consist of employee-related expenses, professional services fees, and other expenses, which primarily includes insurance expenses.

Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Depreciation	$1,470	$798	$672	$3,846	$3,706	$140
Amortization of acquired intangible assets	10,082	8,271	1,811	27,295	25,384	1,911
Total	$11,552	$9,069	$2,483	$31,141	$29,090	$2,051
Percentage of revenue	8%	10%		5%	6%

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
Three months ended September 30, 2019 compared with three months ended September 30, 2018
Depreciation and amortization expense increased primarily due to the impact of the Acquisition.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
Depreciation expense was comparable to the prior period.
Amortization expense increased primarily due to the impact of the Acquisition.
Other Loss, Net

(In thousands)	Three months ended September 30,			Nine months ended September 30,
	2019	2018	Change	2019	2018	Change
Interest income	$(52)	$(119)	$67	$(341)	$(217)	$(124)
Interest expense	5,469	3,744	1,725	14,015	11,772	2,243
Amortization of debt issuance costs	301	172	129	848	659	189
Accretion of debt discounts	66	38	28	189	125	64
Loss on debt extinguishment	—	—	—	—	1,534	(1,534)
Gain on sale of a business	(3,256)	—	(3,256)	(3,256)	—	(3,256)
Other	78	28	50	227	(2,023)	2,250
Other loss, net	$2,606	$3,863	$(1,257)	$11,682	$11,850	$(168)

Three months ended September 30, 2019 compared with three months ended September 30, 2018
The increase in interest expense relates to higher outstanding debt balances as a result of a $125.0 million increase in the term loan under the Blucora senior secured credit facilities (as defined below) in the second quarter of 2019.
In the third quarter of 2019 we had a gain on the sale of SimpleTax.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
The increase in interest expense relates to higher outstanding debt balances as a result of a $125.0 million increase in the term loan under the Blucora senior secured credit facilities in the second quarter of 2019. In 2018 we had a loss on debt extinguishment related to debt prepayments.
In the third quarter of 2019 we had gain on the sale of SimpleTax, and in the second quarter of 2018 we had a gain on the sale of an investment.
Income Taxes
We recorded income tax benefit of $12.3 million and $16.5 million in the three and nine months ended September 30, 2019, respectively. Our effective income tax rate differed from the 21% statutory rate in 2019, primarily due to the release of valuation allowances, offset by the effect of state income taxes, non-deductible compensation and acquisition costs. In the three months ended September 30, 2019, we recorded a discrete benefit of $10.6 million primarily related to the HD Vest trade name impairment and impacts associated with the Acquisition.

We recorded income tax benefit of $0.8 million and expense of $2.1 million in the three and nine months ended September 30, 2018, respectively. Our effective income tax rate differed from the 21% statutory rate in 2018 primarily due to the release of valuation allowances and the effect of state income taxes.
Income tax benefit for the three and nine months ended September 30, 2019 differed from the comparable prior period, primarily due to the release of valuation allowances, offset by non-deductible acquisition costs. In the nine months ended September 30, 2019, our discrete benefit of $16.3 million primarily related to the HD Vest trade name impairment and impacts associated with the Acquisition.

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA: We define Adjusted EBITDA as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, restructuring, other loss, net, the impact of noncontrolling interests, acquisition and integration costs, income tax (benefit) expense and the impairment of an intangible asset. Restructuring costs relate to the relocation of our corporate headquarters that was completed in 2018. Acquisition and integration costs relate to the Acquisition.
We believe that Adjusted EBITDA provides meaningful supplemental information regarding our performance. We use this non-GAAP financial measure for internal management and compensation purposes, when publicly providing guidance on possible future results, and as a means to evaluate period-to-period comparisons. We believe that Adjusted EBITDA is a common measure used by investors and analysts to evaluate our performance, that it provides a more complete understanding of the results of operations and trends affecting our business when viewed together with GAAP results, and that management and investors benefit from referring to this non-GAAP financial measure. Items comprising Adjusted EBITDA are significant and necessary components to the operations of our business and, therefore, Adjusted EBITDA should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss). Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies. A reconciliation of our Adjusted EBITDA to net income (loss) attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Blucora, Inc.	$(62,386)	$(13,964)	$30,820	$66,615
Stock-based compensation	4,639	2,874	11,164	9,559
Depreciation and amortization of acquired intangible assets	11,893	9,201	32,078	29,539
Restructuring	—	—	—	291
Other loss, net	2,606	3,863	11,682	11,850
Net income attributable to noncontrolling interests	—	227	—	654
Acquisition and integration costs	6,759	—	17,739	—
Income tax (benefit) expense	(12,331)	(818)	(16,470)	2,052
Impairment of intangible asset	50,900	$—	50,900	—
Adjusted EBITDA	$2,080	$1,383	$137,913	$120,560

Three months ended September 30, 2019 compared with three months ended September 30, 2018
The increase in Adjusted EBITDA was primarily due to an increase in segment operating income of $7.7 million related to our Wealth Management segment, offset by an increase in segment operating loss of $5.1 million related to our Tax Preparation segment and an increase in corporate operating expenses of $1.9 million.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
The increase in Adjusted EBITDA was primarily due to an increase in segment operating income of $12.6 million related to our Tax Preparation segment and an increase in segment operating income of $10.2 million related to our Wealth Management segment, offset by an increase in corporate operating expenses of $5.5 million.
Non-GAAP net income (loss): We define non-GAAP net income (loss) as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, the impairment of an intangible asset, gain on the sale of a business, acquisition and integration costs (described further under Adjusted EBITDA above), restructuring costs (described further under Adjusted EBITDA above), the impact of noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
Non-GAAP net income (loss) per share: We define non-GAAP net income (loss) per share as non-GAAP net income (loss) divided by weighted average diluted share count.
We believe that non-GAAP net income (loss) and non-GAAP net income (loss) per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income (loss) and non-GAAP net income (loss) per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income (loss) and non-GAAP net income (loss) per share should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss) and net income (loss) per share. Other companies may calculate non-GAAP net income (loss) and non-GAAP net income (loss) per share differently, and, therefore, our non-GAAP net income (loss) and non-GAAP net income (loss) per share may not be comparable to similarly titled measures of other companies. A reconciliation of our non-GAAP net income (loss) to net income (loss) attributable to Blucora, Inc. and non-GAAP net income (loss) per share to net income (loss) per share, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Net income (loss) attributable to Blucora, Inc.	$(62,386)	$(13,964)	$30,820	$66,615
Stock-based compensation	4,639	2,874	11,164	9,559
Amortization of acquired intangible assets	10,082	8,271	27,295	25,483
Impairment of intangible asset	50,900	—	50,900	—
Gain on the sale of a business	(3,256)	—	(3,256)	—
Acquisition and integration costs	6,759	—	17,739	—
Restructuring	—	—	—	291
Impact of noncontrolling interests	—	227	—	654
Cash tax impact of adjustments to GAAP net income	(710)	(505)	(1,892)	(1,721)
Non-cash income tax (benefit) expense	(15,593)	(1,333)	(23,759)	647
Non-GAAP net income (loss)	$(9,565)	$(4,430)	$109,011	$101,528
Per diluted share:
Net income (loss) attributable to Blucora, Inc.	$(1.28)	$(0.37)	$0.62	$1.28
Stock-based compensation	0.10	0.06	0.23	0.19
Amortization of acquired intangible assets	0.19	0.18	0.55	0.52
Impairment of intangible asset	1.05	—	1.03	—
Gain on the sale of a business	(0.07)	—	(0.07)	—
Acquisition and integration costs	0.14	—	0.36	—
Restructuring	—	—	—	0.01
Impact of noncontrolling interests	—	0.08	—	0.08
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.01)	(0.04)	(0.03)
Non-cash income tax (benefit) expense	(0.32)	(0.03)	(0.48)	0.01
Non-GAAP net income (loss) per share	$(0.20)	$(0.09)	$2.20	$2.06
Weighted average shares outstanding used in computing per diluted share amounts	48,652	47,712	49,596	49,292

Three months ended September 30, 2019 compared with three months ended September 30, 2018
The increase in non-GAAP net loss was primarily due to an increase in segment operating income of $7.7 million related to our Wealth Management segment, offset by an increase in segment operating loss of $5.1 million related to our Tax Preparation segment, a $1.9 million increase in corporate operating expenses not allocated to the segments and a $1.9 million increase in interest expense, amortization of debt issuance costs and accretion of debt discounts.
Nine months ended September 30, 2019 compared with nine months ended September 30, 2018
The increase in non-GAAP net income was primarily due to an increase in segment operating income of $12.6 million related to our Tax Preparation segment, an increase in segment operating income of $10.2 million related to our Wealth Management segment, and a $1.7 million decrease in loss on debt extinguishment on the Blucora senior secured credit facilities, offset by a $5.5 million increase in corporate operating expenses not allocated to the segments, and a $2.5 million increase in interest expense, amortization of debt issuance costs and accretion of debt discounts.

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2019, we had cash and cash equivalents of approximately $97.5 million. Broker-dealer subsidiaries of our Wealth Management business operate in a highly regulated industry and are subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory or discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to operations of our Wealth Management business. As of September 30, 2019, our Wealth Management business met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high-quality marketable investments. These investments generally include debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly-held corporations, as well as commercial paper, insured time deposits with commercial banks, and money market funds invested in securities issued by agencies of the U.S., although specific holdings can vary from period to period depending upon our cash requirements. We believe our financial instrument investments held at September 30, 2019 had minimal default risk and short-term maturities.
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
Sources and Uses of Cash
We may use our cash and cash equivalents balance in the future on investment in our current businesses, for repayment of debt, for acquiring companies or assets that complement our Wealth Management and Tax Preparation businesses, for stock repurchases, for returning capital to stockholders, or for other utilization which we deem to be in the best interests of stockholders.
In May 2017, we entered into a credit agreement with a syndicate of lenders, which provides for a term loan and revolving line of credit for working capital, capital expenditures and general business needs (as amended, the “Blucora senior secured credit facilities”). The Blucora senior secured credit facilities provide for up to $565.0 million of borrowings, consisting of a committed $65.0 million revolving credit facility (including a letter of credit sub-facility) and a $500.0 million term loan facility that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of our subsidiaries and secured by substantially all of the assets of the Company and certain of its subsidiaries.
The interest rate on the term loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 3.00% for Eurodollar Rate loans and 2.00% for ABR loans. Depending on our Consolidated First Lien Net Leverage Ratio (as defined in the credit facility agreement), the applicable interest rate margin on the revolving credit facility is from 2.75% to 3.25% for Eurodollar Rate loans and 1.75% to 2.25% for ABR loans. Obligations under the Blucora senior secured credit facilities are guaranteed by certain of Blucora's subsidiaries and secured by substantially all of the assets of Blucora and those subsidiaries.
The Blucora senior secured credit facilities include financial and operating covenants with respect to certain ratios, including a net leverage ratio, which are defined further in the credit facility agreement. We were in compliance with these covenants as of September 30, 2019. We have borrowed $500.0 million under the term loan and have made prepayments of $110.0 million towards the term loan since entering into the agreement, such that $390.0 million was outstanding under the term loan at September 30, 2019. As of September 30, 2019, we had not borrowed any amounts under the revolving credit loan and did not have any other debt outstanding. Commencing December 31, 2019, principal payments of the term loan are due on a quarterly basis in an amount equal to $312,500 (subject to reduction for prepayments), with the remaining principal amount due on the maturity date of May 22, 2024.
On July 2, 2015, TaxAct acquired SimpleTax, which included additional consideration of up to C$4.6 million (with C$ indicating Canadian dollars and amounting to approximately $3.7 million based on the acquisition-date exchange rate). The related payments were contingent upon product availability and revenue performance over a three-year period and were to be paid annually over that period. The third and final payment of $1.3 million was made in the first quarter of 2019. SimpleTax was sold for $9.6 million (C$12.8 million) on September 4, 2019.
In connection with our 2015 acquisition of HD Vest, former management of that business retained an ownership interest in HD Vest. We were party to put and call arrangements that became exercisable beginning in the first quarter of 2019 with respect to these interests. These put and call arrangements allow certain former members of HD Vest management to require the Company to purchase their interests or allow the Company to acquire such interests for cash, respectively, within ninety days after the Company filed its Annual Report on Form 10-K for the year ended December 31, 2018, which occurred on March 1, 2019. These arrangements were settled in cash for $24.9 million in the second quarter of 2019.
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. In addition, any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock. We repurchased approximately 561,000 shares of our common stock for an aggregate purchase price of $12.7 million during the nine months ended September 30, 2019. From October 1, 2019 through October 31, 2019, we repurchased approximately 431,000 additional shares of our common stock for an aggregate purchase price of $9.1 million.
On May 6, 2019, we completed the Acquisition, which was paid with a combination of (i) $55.0 million of cash on hand and (ii) the proceeds from a $125.0 million increase in the term loan under the Blucora senior secured credit facilities.
We have been investing, and expect to continue to invest, in our Tax-Smart Innovation (“TSI”) platform that has been made available to certain Avantax Wealth Management advisors. Our TSI platform is designed to help advisors systematically capture tax-alpha for clients across multiple accounts. Our unique approach is designed to identify the top opportunities in an advisor’s client base every day and help automate the capture of that opportunity in a fraction of the time. As TSI continues to be used by more advisors, it is expected to improve advisor performance and retention, and potentially provide incremental Wealth Management segment income.
Contractual Obligations and Commitments
The material changes in our contractual obligations and commitments through the third quarter of 2019, outside of the ordinary course of our business, include debt activity (as described above under "Use of cash"), payment of the final portion of the SimpleTax acquisition-related contingent consideration liability, a new office lease, which is expected to commence in the first quarter of 2020, purchase commitments of approximately $3.4 million over the next year from 1st Global, and sublease income of $1.3 million, primarily related to the sublease of the Bellevue facility. Additional information on the Company’s Commitments and Contingencies can be found in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2019.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Nine months ended September 30,
	2019	2018
Net cash provided by operating activities	$96,247	$105,583
Net cash used by investing activities	(165,981)	(5,340)
Net cash provided (used) by financing activities	83,080	(73,952)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	38	(11)
Net increase in cash, cash equivalents, and restricted cash	$13,384	$26,280

Net cash from operating activities: Net cash from operating activities consists of income, offset by certain non-cash adjustments, and changes in our working capital.
Net cash provided by operating activities was $96.2 million and $105.6 million for the nine months ended September 30, 2019 and 2018, respectively. The activity in the nine months ended September 30, 2019 included a $(6.8) million working capital contribution and approximately $103.0 million of income (offset by non-cash adjustments). The working capital contribution was primarily driven by the impact of 1st Global.
The activity in the nine months ended September 30, 2018 included a $(2.8) million working capital contribution and approximately $109.4 million of income (offset by non-cash adjustments). The working capital contribution was primarily driven by accrued expenses and the impact of TaxAct's seasonality.
Net cash from investing activities: Net cash from investing activities primarily consists of cash outlays for business acquisitions, transactions (purchases of and proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities can fluctuate from period-to-period primarily based upon the level of acquisition activity.
Net cash used by investing activities was $166.0 million and $5.3 million for the nine months ended September 30, 2019 and 2018, respectively. The activity in the nine months ended September 30, 2019 consisted of cash outlays for the Acquisition and approximately $6.9 million in purchases of property and equipment, offset by the sale of SimpleTax. The activity in the nine months ended September 30, 2018 consisted of approximately $5.3 million in purchases of property and equipment.
Net cash from financing activities: Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs and market conditions that present favorable financing opportunities.
Net cash provided by financing activities was $83.1 million for the nine months ended September 30, 2019 compared to net cash used by financing activities of $74.0 million for the nine months ended September 30, 2018. The activity for the nine months ended September 30, 2019 primarily consisted of $121.5 million of borrowings under the Blucora senior secured credit facilities and approximately $5.0 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were offset by $24.9 million to settle redeemable noncontrolling interests related to the 2015 acquisition of HD Vest, $12.0 million of share repurchases, $5.5 million in tax payments from shares withheld for equity awards and $0.9 million in contingent consideration paid related to the 2015 acquisition of SimpleTax.
The activity for the nine months ended September 30, 2018 primarily consisted of payments of $80.0 million towards the term loan under the Blucora senior secured credit facilities, $6.0 million in tax payments from shares withheld for equity awards, and $1.3 million in contingent consideration paid related to the 2015 acquisition of SimpleTax. These cash outflows were offset by approximately $13.3 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
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
Intangible Asset Impairment
We evaluate indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. The assessment of fair value used in our intangible asset impairment evaluations uses the present value of future discounted cash flows, an income approach. The significant estimates we use in our discounted cash flow models include the weighted-average cost of capital and long-term rates of revenue growth. The weighted-average cost of capital considers the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows. These estimates and the resulting valuations require significant judgment. Our estimates of the fair values of intangible assets are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to our market risk during the nine months ended September 30, 2019. We have borrowed $500.0 million under the term loan of the Blucora senior secured credit facilities, and as of September 30, 2019, we had $390.0 million outstanding. The interest rate on the term loan is variable at the London Interbank Offered Rate ("LIBOR"), subject to a floor of 1.00%, plus a margin of 3.00%. A hypothetical 100 basis point increase in LIBOR would result in a $3.9 million increase, based upon our September 30, 2019 principal amount, in our annual interest expense until the scheduled maturity date in 2024. For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2018.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934), the effectiveness of our disclosure controls and procedures as of September 30, 2019. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of September 30, 2019.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the third quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See "Note 8: Commitments and Contingencies" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I Item 1 of this report.
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
•challenges in attracting and retaining key personnel; and
•the impact of potential liabilities inherited from 1st Global, including a potential liability related to a regulatory inquiry (see "Note 3: Business Combinations" of the Notes to Unaudited Condensed Consolidated Financial Statements in Part I, Item 1 of this report for additional information).
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
We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of our goodwill and other intangible assets, which consist primarily of our advisor, customer and sponsor relationships, our technology and our trade names, exceed their carried value. For these impairment tests, we use various valuation methods to estimate the fair value of our goodwill and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. As of September 30, 2019, we had recorded a total of $663.0 million of goodwill and $301.5 million of other intangible assets. During the three months ended September 30, 2019, in connection with the Rebranding we recorded a non-cash impairment charge of approximately $50.9 million, as discussed further in "Note 12: Intangible Asset Impairment" in Part I, Item 1 of this report.
It is possible that we could have additional impairment charges for goodwill or other intangible assets in future periods if, among other things, (i) overall economic conditions in current or future years decline, (ii) business conditions or our strategies for a specific business unit or our trade names change from our current strategies or assumptions or (iii) we suffer from an event that impacts our reputation or brand. If we divest or discontinue businesses or products that we previously acquired, or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such charges could negatively impact our operating results and could cause a Material Adverse Effect.
If we are unable to attract and retain productive advisors, our financial results will be negatively impacted.
Our Wealth Management business derives a large portion of its revenues from commissions and fees generated by its advisors. Our ability to attract and retain productive advisors has contributed significantly to our growth and success. If we fail to attract new advisors or to retain and motivate our advisors, our business may suffer.

The market for productive advisors is highly competitive, and we devote significant resources to attracting and retaining the most qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies and other independent broker-dealers. Financial industry competitors are increasingly offering guaranteed contracts, upfront payments, and greater compensation to attract successful financial advisors. These can be important factors in a current advisor’s decision to leave us as well as in a prospective advisor’s decision to join us. We may also experience difficulty retaining advisors following the Acquisition as our advisors may not like the products or services we offer as a combined company, may not like our compensation structure or they may not like the combined business. In addition, we recently rebranded our Wealth Management business to Avantax Wealth Management. Our advisors may be unhappy with the new branding or with various aspects of the rebranding process and may decide to leave us. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.
Moreover, the costs associated with successfully attracting and retaining advisors could be significant, and there is no assurance that we will generate sufficient revenues from those advisors’ business to offset such costs. Designing and implementing new or modified compensation arrangements and equity structures to successfully attract and retain advisors is complicated. Changes to these arrangements could themselves cause instability within our existing investment teams and negatively impact our financial results and ability to grow. In addition, our compensation arrangements with our financial advisors are primarily commission-based, which we believe incentivizes appropriate advisor performance and assists in attracting and retaining successful advisors. Our cost of revenue (which includes commissions paid to advisors) may fluctuate from quarter-to-quarter depending on the amount of commissions we are required to pay to our financial advisors, and if the amounts we are required to pay are different than our expectations, our operating results may be adversely impacted.
We have in the past issued and may in the future issue shares of common stock or other securities convertible into or exchangeable for shares of common stock to our advisors in order to attract and retain such individuals. In connection with the Acquisition of 1st Global, we issued a substantial number of equity awards to our advisors. The issuance of additional shares of our common stock upon vesting or conversion of these awards may substantially dilute the ownership interests of our existing stockholders and reduce the number of shares of common stock available for issuance under our equity incentive plans.
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
Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations or interpretations thereof could have a Material Adverse Effect.
Our Wealth Management business is subject to enhanced regulatory scrutiny and is heavily regulated by multiple agencies, including the Securities and Exchange Commission (“SEC”), the Financial Industry Regulatory Authority (“FINRA”), state securities and insurance regulators, and other regulatory authorities. Failure to comply with these regulators’ laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect. In addition, regulators may adopt new laws or regulations, or their interpretation of existing laws or regulations may differ from our interpretation of the laws or regulations that are applicable to our business. Regulators may also take enforcement actions based on their interpretation of the law that could require or prompt us to change our business practices or otherwise increase our costs or reduce our revenue, which could cause a Material Adverse Effect.
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

On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg. BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer. The SEC also adopted Form CRS Relationship Summary (“Form CRS”), which RIAs and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Reg. BI, the SEC added new record-making and recordkeeping rules. The compliance date for Reg. BI and the related rules is June 30, 2020.
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
In addition, Reg. BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA. This prohibition may require us to change the titles of certain of our advisors, which could lead to confusion or distraction of both management and/or advisor time and attention.
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
Legislatures and securities regulators in certain states in which we do business have enacted (or have considered enacting) their own standard of conduct rules for broker-dealers, insurance agents and investment advisers. To date, the States of Nevada, Connecticut, New Jersey, New York and Massachusetts have passed legislation or proposed regulations of this sort. The requirements and scope of these state rules are not uniform. Accordingly, we may have to adopt different policies and procedures in different states, which could create added compliance, supervision and sales costs for our Wealth Management business. Should more states enact similar legislation or regulation, it could result in material additional compliance costs and could have a Material Adverse Effect.
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
Our Tax Preparation business also faces potential competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers, which could reduce the need for TaxAct’s software and services. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. The Free File Program is currently the sole means by which the U.S. Internal Revenue Service (the “IRS”) offers tax software to taxpayers. The Free File Program is a partnership between the IRS and the Free File Alliance, a group of private sector tax preparation companies of which we are a member that has agreed to offer free electronic tax filing services to taxpayers meeting certain income-based guidelines. As part of the current program, the IRS has agreed that it will not compete with Free File Alliance companies in providing free, digital tax return preparation and filing services to taxpayers. The Free File Program’s continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The IRS’s current agreement with the Free File Alliance is scheduled to expire in October 2021, although it could be amended or terminated before that date. If the Free File Program is not renewed upon expiration of the agreement or if the Free File Program is amended or terminated, and the IRS enters the software development and return preparation space, the federal government would be a publicly funded direct competitor of us and the U.S. tax services industry as a whole.
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
Asset management fees often are primarily comprised of base management and incentive fees, and investment advisers generally are experiencing advisory fee compression due to intense competition. Management fees are primarily based on advisory assets, which are impacted by net inflow/outflow of customer assets and market values. Below-market investment performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new customers and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, as the total amount of our advisory assets increases as a percentage of our total client assets, our results of operations may become substantially more dependent on revenue generated from management fees. In periods of declining market values, our advisory assets may also decline, which would negatively impact our fee revenues. In addition, this risk would become further exacerbated the more dependent our business becomes on revenues from management fees, and our ability to effectively offset declining management fee revenue through commission-based revenues may be limited. Any of the foregoing could result in a Material Adverse Effect.
RISKS RELATED TO OUR FINANCING ARRANGEMENTS
We have incurred a significant amount of indebtedness, which may materially and adversely affect our financial condition and future financial results.
We are party to the Blucora senior secured credit facilities, which consist of a term loan and revolving line of credit for future working capital, capital expenditures and general business purposes. As of September 30, 2019, we had $390.0 million of outstanding indebtedness under the term loan, and we had not borrowed any amounts under the revolving credit facility. The final maturity date of the term loan is May 22, 2024. Under the terms of the revolving credit facility, we may borrow up to $65.0 million.
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
OTHER RISKS

We cannot assure you we will continue to repurchase shares of our common stock pursuant to our stock repurchase plan.
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, our capital allocation policy, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. Any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table details our repurchases of common stock for the three months ended September 30, 2019:

Period	Total Number of Shares Purchased (in thousands)	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (in thousands)	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in millions) (1)
July 1, 2019 - July 31, 2019	—	—	—	$100.0
August 1, 2019 - August 31, 2019	363	$23.05	363	$91.6
September 1, 2019 - September 30, 2019	198	$21.76	198	$87.3
Total	561	$22.65	561
(1) On March 19, 2019, we announced that our board of directors authorized the repurchase of up to $100.0 million of our common stock. The authorization does not have a specified expiration date. As of September 30, 2019, we had repurchased 561,000 shares of our common stock pursuant to the authorization.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended September 30, 2019, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Cash Flows, and (iv) Notes to Unaudited Condensed Consolidated Financial Statements				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)				X
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

BLUCORA, INC.

By:	/s/ Davinder Athwal
Davinder Athwal Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	November 6, 2019