Form 10-K
period 2019-12-31
BLUCORA, INC.
filed 2020-02-28
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(972) 870-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BCOR	NASDAQ Global Select Market
Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☒  No  ☐
Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes  ☐  No  ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒  No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒  No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2019, based upon the closing price of Common Stock on June 30, 2019 as reported on the NASDAQ Global Select Market, was $1,461.5 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
As of February 21, 2020, 47,837,750 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2020 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2019, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Trademarks, Trade Names and Service Marks
This report includes some of trademarks, trade names and service marks of Blucora, Inc. (referred to throughout this report as “Blucora,” the “Company,” “we,” “us,” or “our”), including Blucora, Avantax Wealth Management, HD Vest, 1st Global, TaxAct, Tax-Smart Investing, Capital Gains Analyzer, Tax-Loss Harvester, and Social Security Planner. Each one of these trademarks, trade names or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights, or (iv) a registered trademark or application for registration that we have been authorized by a third party to use.
Solely for convenience, the trademarks, service marks and trade names included in this report are without the ®, ™ or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks and trade names. This report may also include additional trademarks, service marks, and trade names of others, which are the property of their respective owners. All trademarks, service marks, and trade names included in this report are, to our knowledge, the property of their respective owners.

Blucora, Inc. | 2019 Form 10-K 2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” and similar terms and expressions, but the absence of these words does not mean that the statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding:

•	our ability to effectively compete within our industry;

•	our ability to attract and retain financial advisors, qualified employees, clients, and customers, as well as our ability to provide strong customer/client service;

•	our ability to close, finance, and realize all of the anticipated benefits of our recent or pending acquisitions, as well as our ability to integrate the operations of recently acquired businesses;

•	our future capital requirements and the availability of financing, if necessary;

•	our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;

•	our ability to generate strong performance for our clients and the impact of the financial markets on our clients’ portfolios;

•
the impact of new or changing legislation and regulations (or interpretations thereof) on our business, including our ability to successfully address and comply with such legislation and regulations (or interpretations thereof) and increased costs, reductions of revenue, and potential fines, penalties or disgorgement to which we may be subject as a result thereof;

•
risks, burdens, and costs, including fines, penalties or disgorgement, associated with our business being subjected to regulatory inquiries, investigations or initiatives, including those of the Financial Industry Regulatory Authority (“FINRA”) and the Securities and Exchange Commission (“SEC”);

•	risks associated with legal proceedings, including litigation and regulatory proceedings;

•	our ability to manage leadership and employee transitions, including costs and time burdens on management and our board of directors (“Board”) related thereto;

•	political and economic conditions and events that directly or indirectly impact the wealth management and tax preparation industries;

•	our ability to respond to rapid technological changes, including our ability to successfully release new products and services or improve upon existing products and services;

•	our expectations concerning the revenues we generate from fees associated with the financial products that we distribute;

•	risks related to goodwill and other intangible asset impairment;

•	our ability to develop, establish, and maintain strong brands;

•	risks associated with the use and implementation of information technology and the effect of security breaches, computer viruses, and computer hacking attacks;

•	our ability to comply with laws and regulations regarding privacy and protection of user data;

•
our ability to maintain our relationships with third-party partners, providers, suppliers, vendors, distributors, contractors, financial institutions, industry associations, and licensing partners, and our expectations regarding and reliance on the products, tools, platforms, systems, and services provided by these third parties;

•	our beliefs and expectations regarding the seasonality of our business;

•	our assessments and estimates that determine our effective tax rate; and

•	our ability to protect our intellectual property and the impact of any claim that we have infringed on the intellectual property rights of others.

Blucora, Inc. | 2019 Form 10-K 3

Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, those identified under “Item 1A. Risk Factors” and elsewhere in this Form 10-K. All forward-looking statements speak only as of the date of this Form 10-K. We do not undertake any obligation and do not intend to update or revise any forward-looking statement to reflect new information, events, or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events, except as required by law.

Blucora, Inc. | 2019 Form 10-K 4

PART I
ITEM 1. Business
General Overview
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) is a leading provider of technology-enabled, tax-smart financial solutions to consumers, small business owners, tax professionals, financial advisors, and certified public accounting firms. Blucora helps people manage their financial lives and optimize their taxes through its two primary businesses: (1) the Wealth Management business and (2) the Tax Preparation business. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
The Wealth Management business consists of the operations of Avantax Wealth Management (“Avantax,” the “Wealth Management business,” or the “Wealth Management segment”), which formerly operated under the HD Vest and 1st Global brands prior to the Rebranding (see “Item 1. Business—Our History” for more information about the Rebranding). Avantax provides tax-focused wealth management solutions for financial advisors, tax preparers, certified public accounting firms, and their clients and is the leading tax-focused independent broker-dealer. As of December 31, 2019, nearly 4,000 advisors with branch offices in all 50 states utilized our Avantax platform and supported $70.6 billion of total client assets, including $27.6 billion of advisory assets, for approximately 480,000 clients.
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides affordable digital do-it-yourself (“DDIY”) tax preparation solutions for consumers, small business owners and tax professionals through its website www.TaxAct.com. For the year ended December 31, 2019, TaxAct powered approximately 3.2 million consumer e-files directly through end-users and another 2.0 million professional e-files through approximately 21,000 tax professionals who used TaxAct to prepare and file their taxes or those of their clients. TaxAct generates revenue primarily through its digital service at www.TaxAct.com and its mobile applications.
Business Overview
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment.
Wealth Management Business
Through its registered broker-dealer, registered investment advisor, and insurance agency subsidiaries, Avantax Wealth Management operates the largest U.S. tax-focused independent broker-dealer, providing tax-smart wealth management solutions to financial advisors and their clients nationwide.
Avantax works with a nationwide network of nearly 4,000 advisors that operate as independent contractors. Avantax provides these advisors with an integrated platform of technical, practice, and product support tools to assist in making each financial advisor a comprehensive financial service center for his or her clients.
Unlike traditional independent broker-dealers and investment advisors whose client relationships are limited to providing investment advice, most Avantax advisors have long-standing tax advisory relationships that anchor their wealth management businesses. This is because Avantax primarily recruits and serves independent tax professionals, CPA firms, and financial advisors who partner with established tax practices. We believe that tax and accounting professionals, with their existing client relationships and in-depth knowledge of their clients’ financial situations, possess a competitive advantage as their tax advisory relationships provide a large base of potential wealth management clients. This results in an experienced and stable network of financial advisors who are ideally positioned to provide tailored and comprehensive financial solutions that enable clients to meet their financial goals, including their tax goals. In turn, our advisors have multiple revenue-generating options to diversify their earnings sources.
To help tax and accounting professionals integrate wealth management services into their practice, we offer specialized training and support that introduces advisors to the investment business and helps them build their practices. The comprehensive training curriculum is administered through numerous outlets, including an annual national sales conference, numerous local training events, and on-demand learning paths.

Blucora, Inc. | 2019 Form 10-K 5

Once advisors have integrated wealth management into their practices, Avantax provides an open-architecture investment platform and technology tools to help financial advisors identify investment opportunities for their clients. In addition, Avantax supports its advisors through its proprietary Tax-Smart Investing platform, which is designed to help advisors systematically capture tax-alpha (i.e., the incremental performance an investor can achieve, relative to market returns, by taking advantage of available tax-saving strategies) for clients by identifying tax savings opportunities in an advisor’s client base and automating the capture of that opportunity.
Avantax also has a highly experienced home office team that is focused on developing and delivering solutions tailored to each advisor’s practice. The home office team provides marketing, practice management, product support, wealth management, retirement services, compliance, succession planning, and other support to our advisors.
Avantax primarily generates revenue through securities and insurance commissions, quarterly investment advisory fees based on advisory assets, product marketing service agreements, and other agreements and fees. We regularly review the commissions and fees we charge for these products and services based on the evolving regulatory and competitive environment in which we operate and as a result of changes in client preferences and needs. For additional information on the Wealth Management segment’s revenues, see “Item 8. Financial Statements and Supplementary Data—Note 2.”
Tax Preparation Business
TaxAct, a leading provider of digital tax preparation solutions, has leveraged its strong brand, comprehensive suite of tax preparation solutions, and proven digital lead generation capabilities to enable the filing of more than 68 million federal consumer tax returns since 2000. TaxAct operates as the value player in its market, with a mission to empower people to navigate the complexities of tax preparation with ease and accuracy at a fair price.
In addition to TaxAct’s core offerings, TaxAct offers ancillary services such as refund payment transfer, audit defense, stored value cards, gift cards and retirement investment accounts through Avantax, as well as presenting customers the option to review and take advantage of personalized tax and potential financial savings opportunities offered through third party product providers. We believe that TaxAct’s established brand and reputation is attractive to customers.
TaxAct had five offerings for consumers for tax year 2018, which is the basis for its 2019 operating results:

•	A “free” federal and state edition that handled simple returns;

•	A “basic” offering that offered features for filers with dependents or college expenses;

•	A “deluxe” offering that contained all of the basic offering features in addition to tools to maximize credits and deductions, as well as tools for homeowners;

•	A “premier” offering that contained all of the deluxe offering features in addition to tools for investments, rental property, and prioritized support; and

•	A “self-employed” offering for independent contractors and self-employed filers.
For TaxAct’s offerings, free state returns may be filed for free federal filers or through the separately sold state edition. TaxAct also had offerings for small business owners and included separate offerings for sole proprietors, partnerships, C corporations, and S corporations.
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

Blucora, Inc. | 2019 Form 10-K 6

Financial Highlights
We have demonstrated growth in several key metrics that we use to measure our financial performance. In 2019, we:

•	Increased total revenue by 28% compared to 2018;

•	Completed the acquisition of 1st Global, adding significant scale and complementary capabilities to our Wealth Management business;

•	Achieved record advisory net flows of $1.0 billion in our Wealth Management business;

•	Recorded 22nd consecutive year of revenue growth in our Tax Preparation business, growing 12% compared to 2018; and

•	Completed $28.3 million of a $100.0 million share repurchase program, supported by strong cash flow generation.
____________________________

(1)
On May 6, 2019, we acquired 1st Global, a tax-focused wealth management company. The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition.

(2)	Represents the compound annual growth rate (“CAGR”) for each financial metric.

(3)
Represents a non-GAAP financial measure. For a description of each non-GAAP financial measure and a reconciliation of each measure to the most directly comparable GAAP financial measure (which is Net Income Attributable to Blucora, Inc.), see the “Non-GAAP Financial Measures” section of “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Blucora, Inc. | 2019 Form 10-K 7

For additional information on our financial performance, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Item 8. Financial Statements and Supplementary Data.”
Our History
Blucora was formed in 1996 as a Delaware corporation under the name InfoSpace, Inc. (“InfoSpace”). Significant events in Blucora’s history include:

•	In 2008, InfoSpace began principally focusing on internet search services and content (our “Search and Content” business).

•	In January 2012, InfoSpace acquired TaxAct. In connection with this acquisition, InfoSpace changed its name to Blucora, Inc. in June 2012.

•	In August 2013, Blucora acquired Monoprice, Inc. (“Monoprice”), an e-commerce company that sold self-branded electronics and accessories to both consumers and businesses (our “E-Commerce” business).

•	In July 2015, Blucora acquired SimpleTax Software Inc. (“SimpleTax”), a provider of digital tax preparation services for individuals in Canada.

•
In December 2015, Blucora acquired HD Vest, a provider of wealth management and advisory solutions specifically for tax professionals, and announced its plans to focus on the technology-enabled financial solutions market (the “Strategic Transformation”). The Strategic Transformation refers to our transformation into a technology-enabled financial solutions company comprised of TaxAct and HD Vest.

•
As part of the Strategic Transformation, we divested our Search and Content business in August 2016 and our E-Commerce business in November 2016. We subsequently relocated our corporate headquarters from Bellevue, Washington to Irving, Texas in 2017.

•
On May 6, 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company, for a cash purchase price of $180.0 million (the “1st Global Acquisition”). The 1st Global Acquisition was strategically important as it expands our presence as the leading tax-focused independent broker-dealer while also providing the scale to compete more broadly in the wealth management market. The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition.

•
Following an evaluation of the Tax Preparation business’s strategic initiatives, including which aspects of the Tax Preparation business were considered non-core strategies, on September 4, 2019, we completed the disposition of all of the issued and outstanding stock of SimpleTax for proceeds of $9.6 million. This amount was received in the third quarter of 2019, resulting in a $3.3 million gain on sale for the year ended December 31, 2019. Prior to its sale, SimpleTax was a component of our Tax Preparation business.

•
On September 9, 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the “Rebranding”). In connection with the Rebranding, HD Vest (which comprised all of the Wealth Management business prior to the 1st Global Acquisition) was renamed Avantax Wealth Management in mid-September 2019, and 1st Global converted in late October 2019. The Rebranding is designed to bring broader awareness to our Tax-Smart wealth management approach, providing tax-focused wealth management advice with technology-advantaged tools, allowing our financial advisors to easily provide Tax-Smart wealth solutions to their clients.

Recent Developments
HKFS Acquisition
On January 6, 2020, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Honkamp Krueger Financial Services, Inc. (“HKFS”), the selling stockholders named therein (the “Sellers”), and

Blucora, Inc. | 2019 Form 10-K 8

JRD Seller Representative, LLC, pursuant to which we agreed to acquire all of the issued and outstanding common stock of HKFS for a cash purchase price of $160 million (the “HKFS Acquisition”). HKFS is a registered investment advisor and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services. The purchase price is expected to be paid with an incremental loan under the Senior Secured Credit Facility (as defined herein), which is anticipated to be entered into on or about the time of the closing of the HKFS Acquisition. The HKFS Acquisition is expected to close around the end of the first quarter, subject to customary closing conditions. The HKFS Acquisition was not reflected in our consolidated financial statements for the year ended December 31, 2019. For additional information, see “Item 8. Financial Statements and Supplementary Data—Note 18.”
Leadership Changes
On January 6, 2020, Davinder Athwal resigned from his roles as Chief Financial Officer and Principal Financial Officer of the Company, while agreeing to stay on with the Company until January 31, 2020. In connection with Mr. Athwal’s resignation, Stacy Murray, who serves as the Company’s Principal Accounting Officer through her position as Chief Accounting Officer, assumed the duties of serving as the Company’s Principal Financial Officer in an interim capacity.
On January 10, 2020, John Clendening, who served as our President and Chief Executive Officer, and also as a member of the Board, departed from his roles as an officer, employee, and director of the Company.
On January 30, 2020, the Company announced that the Board appointed Christopher W. Walters to serve as the Company’s President and Chief Executive Officer, effective January 30, 2020, with Mr. Walters continuing to serve as a member of the Board following his appointment as President and Chief Executive Officer.
Industry Trends
In the wealth management industry, we believe that Avantax is and will be the beneficiary of several expected positive industry trends, including growth of investable assets driven by baby boomers’ retirement accounts, a continued migration to independent advisor channels, liquidity events, and a continued shift toward household use of fee-based financial advisors.
In the tax preparation industry, TaxAct participates in the consumer DDIY tax preparation solutions market, which is the fastest growing segment in the tax preparation industry and is bolstered by a growing millennial population that continues to adopt technology-enabled financial solutions that drive value and ease in their everyday lives, and we believe that tax simplification will drive digital consumer growth.
Growth Strategy
Our growth strategies for our Wealth Management and Tax Preparation businesses are grounded in the belief that the best way to sustainably grow a business is to earn loyalty based on continuously delivering ever-greater value to our customers and clients. We believe our growth strategies for Avantax and TaxAct will result in customer, client, and advisor retention and growth beyond that of the broader markets in which we operate. These strategies include:

•	In the Wealth Management business, we will accelerate organic growth as the largest tax-focused broker-dealer by:

•
Recruiting high potential tax firms as financial advisors and investing in the training and support to make them successful, including the rollout of regional support teams and the introduction of a comprehensive training and support program for new advisors, Avantax University.

•	Providing practice management and coaching to our advisors to grow their businesses and client base.

•	Continually evaluating and expanding our product suite to provide the best wealth management solutions for our advisors and their clients.

•	Delivering advisory products and services to increase client assets held on our platform.

Blucora, Inc. | 2019 Form 10-K 9

•	Driving integrations by aligning systems, processes and technologies, while applying product, technology, and data analytics to identify and capture asset growth opportunities.

•	Continuing to enhance and optimize service and support for advisors.

•	In the Tax Preparation business, we will create continued growth and momentum by:

•	Continuing to invest in our core product experience based on direct customer feedback and research to create delightful experiences for our customers.

•	Differentiating the TaxAct experience with unique product capabilities and features that reinforce our brand’s deep expertise in tax.

•	Developing new and cost-effective marketing strategies to drive acquisition of new customers.

•	Appealing to a large, attitudinal segment that is looking for a forward-leaning approach to improve their financial position.

•	Innovating new solutions and models that expand the DDIY category.

•	Providing ancillary services and partnerships to our customers that enhance our value and brand promise.

•	Creating year-long engagement with customers to improve retention.

•
Build Tax-Smart Leadership. A key element of our business model is to leverage tax information, which we believe enables clients and advisors to better achieve their financial goals and uncover potential opportunities for clients by delivering technology-enabled tax-smart solutions and financial insights.

For example, in our Wealth Management business, we believe our proprietary Tax-Smart Investing platform will provide our advisors the ability to consistently tax-optimize investor portfolios.
Investors unnecessarily forgo significant performance each year by not employing tax-alpha strategies, such as tax-loss harvesting, optimizing asset location, and intelligent asset drawdown. Our Tax-Smart Investing platform is designed to help advisors systematically capture tax-alpha for clients across multiple accounts. This unique approach is designed to identify the top opportunities in an advisor’s client base every day and help automate the capture of that opportunity in a fraction of the time.
In June 2019, we launched the first tool on our Tax-Smart Investing platform, the patent pending Tax-Loss Harvester. Designed to work in the background of a financial professional’s practice, Tax-Loss Harvester can quickly identify clients’ securities with unrealized losses for potential harvesting opportunities. This powerful tax-smart strategy is now scalable across multiple clients in a fraction of the time and can potentially help turn losses into a client’s tax advantage. In the fourth quarter of 2019, we successfully launched the second tool on our Tax-Smart Investing platform, the patent pending Capital Gains Analyzer. Strategically developed with a focus on year-end planning opportunities, the Capital Gains Analyzer quickly collects, organizes, and calculates available mutual fund capital gain distribution estimates, as well as their potential tax impact, before year end. This efficiency further enables financial professionals to focus on planning and tax-optimized decisions as opposed to data gathering. In addition, our first planned technology launch for 2020, which has already begun beta testing, is our patent pending Social Security Planner. While Social Security is typically a fundamental component of a client’s retirement plan, the strategy options available can often be quite complex and confusing to the average retiree. The Social Security Planner will be able to show clients a comprehensive analysis of their Social Security benefit claiming options, thus enabling them to make informed decisions that support their retirement goals.

•
One Blucora. A key objective of our strategy is to continue to enable efficiencies and cross-business synergies through shared services and expertise across our Wealth Management and Tax Preparation businesses. We believe that building a high-performing organization that attracts, retains, develops, and engages the strongest talent will drive a shared purpose and common culture.

Blucora, Inc. | 2019 Form 10-K 10

•
Deliver Results. Our goal is to drive continuous improvement by focusing on specific financial metrics that drive the organization and allow us to meet our stated goals and targets. These key metrics currently include revenue growth, net income growth, adjusted EBITDA growth, and non-GAAP net income growth. Adjusted EBITDA and non-GAAP net income are non-GAAP financial measures. For more information on these non-GAAP financial measures, including definitions, see the “Non-GAAP Financial Measures” section contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Seasonality
The Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue earned in the first four months of the fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue.
Competition
The markets in which our businesses operate continue to evolve and are highly competitive. For our businesses to be successful, we must effectively compete in the wealth management and tax preparation markets, as described in more detail below.
Wealth Management Competition
The wealth management industry is a highly competitive and fragmented global industry. We and our financial advisors compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisors (including CPA firms that have their own in-house registered investment advisor), asset managers, banks and insurance companies, direct distributors, and larger broker-dealers. These competitors may have greater financial, technological, and marketing resources, broader infrastructure and distribution networks, greater brand recognition, and broader product and service offerings. We and our financial advisors compete directly with these financial institutions for the provision of products and services to clients, as well as for recruitment and retention of financial advisors.
We believe that our competitive position in the wealth management industry is a function of providing effective service and tools to tax professionals, while understanding the needs of these tax professionals with respect to wealth management, in order to maximize the opportunity to create tax-advantaged financial planning and advice. More specifically, we endeavor to:

•	offer broad and comprehensive wealth solutions that address a client’s accumulation, income, and protection needs across their entire lives;

•	offer a differentiated value proposition (in terms of brand recognition, reputation, and financial advisor payouts) in order to recruit and retain financial advisors;

•	offer products and technology solutions that are attractive to financial advisors and their clients;

•	negotiate competitive compensation arrangements with third parties, including vendors, suppliers, and product sponsors;

•	ensure the privacy and security of personal client information submitted to our financial advisors;

•	develop and react to new technology, services, and regulation in the financial services industry; and

•	establish an efficient support and service network for our financial advisors and clients.
Tax Preparation Competition
The market for tax preparation products and services continues to evolve and is highly competitive. We experience significant competition and expect this competitive environment to continue. We encounter direct competition from numerous other tax preparation software products and digital services. These competitors include Intuit’s TurboTax and H&R Block’s DDIY consumer products and services, which currently have a significant

Blucora, Inc. | 2019 Form 10-K 11

percentage of the software and digital service market. We also encounter competition from alternate methods of tax preparation such as storefront tax preparation services, which includes both local tax preparers and large chains such as H&R Block, Liberty Tax, and Jackson Hewitt, and it may also be subject to new market entrants who may take some of our market share. Finally, our TaxAct business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxAct’s software and services.
We believe that our competitive position in the market for tax preparation software and services is a function of our ability to differentiate our brand versus those of our competitors by the following:

•	optimizing or minimizing the taxes paid by each of our customers;

•	offering competitive pricing;

•	continuing to offer reliable, easy-to-use, and accessible software and services that are compelling to consumers;

•	offering software that is backed by financial and tax-expertise;

•	ensuring the privacy and security of user data submitted through our products;

•	marketing our software and services in a cost-effective way; and

•	offering ancillary services that are attractive to users.
Governmental Regulation
Blucora is a publicly traded company that is subject to SEC and NASDAQ Global Select Market rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance. Our Wealth Management and Tax Preparation segments are subject to federal and state government requirements, including regulations related to consumer protection, user privacy, security, pricing, taxation, intellectual property, labor, advertising, broker-dealers, securities, investment advisors, asset management, insurance, listing standards, and product and services quality.
Our Wealth Management segment is subject to additional financial industry regulations and supervision, including by the SEC, FINRA, the Department of Labor (“DOL”), state securities and insurance regulators, and other regulatory authorities. Our Wealth Management subsidiary Avantax Investment Services, Inc. is a broker-dealer registered with the SEC, a member of FINRA, and a member of the Securities Investor Protection Corporation and the Depository Trust & Clearing Corporation. Broker-dealers and their representatives are subject to rules and regulations covering all aspects of the securities business, including sales and trading practices, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers, and employees, and general anti-fraud provisions. Broker-dealers and their representatives are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the rules and regulations applicable to us involves a number of risks, because rules and regulations frequently change and are subject to varying interpretations, among other reasons. Regulators make periodic examinations of our broker-dealer operations and review annual, monthly, and other reports on our operations and financial condition. Violations of rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its representatives or its officers or employees, or other similar adverse consequences.
Our Wealth Management subsidiary, Avantax Advisory Services, Inc., is registered with the SEC as a registered investment advisor and is subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, advisory fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions. The SEC periodically examines our investment advisor operations and reviews annual, monthly, and other reports on our operations and financial condition. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and other federal securities laws, ranging from fines and censure to termination of an investment advisor’s registration. Investment advisor representatives also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities

Blucora, Inc. | 2019 Form 10-K 12

laws and regulations could result in investigations, sanctions, profit disgorgement, fines, or other similar adverse consequences.
Our Wealth Management subsidiaries offer certain products and services subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”) and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), and to regulations promulgated under ERISA or the Code, insofar as they provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving plans (as defined in Section 4975(e)(1) of the Code, which includes individual retirement accounts and Keogh plans) and service providers, including fiduciaries, to such plans. Section 4975 of the Code imposes excise taxes for violations of these prohibitions.
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg. BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer. The SEC also adopted Form CRS Relationship Summary (“Form CRS”), which requires registered investment advisors (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Reg. BI, the SEC added new record-making and recordkeeping rules. The compliance date for Reg. BI and the related rules is June 30, 2020. Reg. BI heightens the standard of care for broker-dealers when making investment recommendations and would impose disclosure and policy and procedural obligations that could impact the compensation our Wealth Management business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Reg. BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA. This prohibition requires us to change the titles of certain of our advisors. The implementation of the regulations will require us to create, review and modify certain policies and procedures and review and change the products that we offer, and also will result in associated increases in training and supervisory and compliance controls, all of which may lead to additional costs and decreased revenue. In addition to the SEC, various states have proposed or are considering adopting laws and regulations seeking to impose new standards of conduct on broker-dealers that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs if adopted. For further discussion of the risks to our business related to Reg. BI, see the paragraph in “Item 1A. Risk Factors” under the heading “Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations or interpretations thereof could have a Material Adverse Effect.”
Our Tax Preparation segment is subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. We are also required to comply with Federal Trade Commission requirements and a variety of state revenue agency standards. In addition, we offer certain other products and services to small businesses and consumers, which are also subject to regulatory requirements. As we expand our products and services, we may become subject to additional government regulation. Further, regulators may adopt new laws or regulations or their interpretation of existing laws or regulations may differ from ours or expand to cover additional products and services. These increased regulatory requirements could impose higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to promulgate regulations that may have an impact on our operations.
See the section entitled “Risks Associated With Our Businesses” in Part I, Item 1A of this Form 10-K for additional information regarding governmental regulation of our business and risks related to such regulation.

Blucora, Inc. | 2019 Form 10-K 13

Privacy and Security of Customer Information and Transactions
Regulatory activity in the areas of privacy and data protection continues to grow worldwide, driven in part by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent they are applicable to us, we must comply with various federal, state, and international laws and regulations and to financial institution and healthcare provider regulatory requirements relating to the privacy and security of the personal information of our customers and employees. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018, the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, and further potential federal and state requirements.
Many of these laws and regulations provide consumers and employees with a private right of action if a covered company suffers a data breach related to a failure to implement reasonable data security measures. In addition, we are subject to other privacy laws and regulations that apply to internet advertising, online behavioral tracking, mobile applications, messaging, telemarketing, email communication, data hosting, data retention, financial and health information, and credit reporting. The legal framework around privacy issues is rapidly evolving, as various federal and state government bodies are considering adopting new privacy laws and regulations, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit the personal information and other data of our customers or employees. These laws could also affect the ways we communicate with our customers, deliver products and services, and could significantly increase our compliance costs. As our business expands to new industry segments or otherwise becomes subject to rules and regulations of jurisdictions outside the United States with stricter data protection regimes, such as the E.U. General Data Protection Regulation, our compliance requirements and costs will increase.
Through a privacy policy framework designed to be consistent with the principles of individual consent, data subject access, and privacy-by-design, we strive to help ensure that customers and employees are aware of, and can control, how we use personal information about them. The TaxAct.com website and its digital products have been certified by TRUSTe, an independent organization that offers certification to organizations that have demonstrated responsible data collection and processing practices consistent with regulatory expectations and external standards for privacy accountability. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to influence public policy, for privacy and security.
To address data security concerns, we use standard data security safeguards to help protect our computer systems and the information customers give to us from loss, misuse, and unauthorized alteration. Whenever customers transmit credit card information or tax return data to us through one of our websites or products, we use industry-standard encryption as the data is transmitted to us. We work to protect our computer systems from unauthorized internal or external access using commercially-available computer security products as well as internally-developed security procedures and practices.
See the section entitled “Risks Associated With Our Businesses” in Part I, Item 1A of this Form 10-K for additional information regarding risks related to privacy and security of customer information and transactions.
Intellectual Property
Our success depends upon our technology and intellectual property rights. We seek to protect such rights and the value of our corporate brands and reputation through a variety of measures, including: domain name registrations, confidentiality and intellectual property assignment agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, trademarks, and trade secrets. We hold multiple registered trademarks in the United States and in various foreign countries, and we may apply for additional trademarks as business needs require. See the section entitled “Risks Associated With Our Businesses” in Part I, Item 1A of this Form 10-K for additional information regarding protecting and enforcing intellectual property rights by us and third parties against us.

Blucora, Inc. | 2019 Form 10-K 14

Employees
As of December 31, 2019, we had 690 full-time employees. There is significant competition for qualified personnel in the industries in which we operate, particularly for software development and other technical staff. We believe that our future success will depend in part on our continued ability to hire and retain qualified personnel.
Company Internet Site and Availability of SEC Filings
Our corporate website is located at www.blucora.com. We make available on that site, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the SEC, as well as any amendments to those filings. Our SEC filings, as well as our Code of Ethics and Conduct and other corporate governance documents, can be found in the Investor Relations section of our site and are available free of charge. Amendments to our Code of Ethics and Conduct and any grant of a waiver from a provision of the Code of Ethics and Conduct requiring disclosure under applicable Securities and Exchange Commission rules will be disclosed on our website. Information on our website is not part of this Form 10-K. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Furthermore, on our site, we post important information, including press releases, investor presentations, and notices of upcoming events and utilize our site as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of posting to the website by signing up for email alerts on the “Investors” page of our site.
ITEM 1A. Risk Factors
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this Form 10-K also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described below. The occurrence of one or more of the events listed below could also have a material adverse effect on the Company’s business, prospects, results of operations, reputation, financial condition, cash flows or ability to continue current operations without any direct or indirect impairment or disruption, which is referred to throughout these Risk Factors as a “Material Adverse Effect.”
RISKS RELATED TO OUR PENDING TRANSACTION WITH HKFS

We may not complete the pending HKFS Acquisition within the time frame expected or at all, or execute the financing as anticipated, which could have a negative effect on our business, financial condition, and results of operations.
On January 6, 2020, we announced that we had entered into a Stock Purchase Agreement (the “Purchase Agreement”) with HKFS (the “HKFS Acquisition”), the Sellers and JRD Seller Representative, LLC, as the Sellers’ representative, pursuant to which, at the closing, we will acquire all of the issued and outstanding common stock of HKFS for a cash purchase price of $160 million, which is subject to certain adjustments. The consummation of the HKFS Acquisition is subject to the satisfaction or waiver of certain closing conditions, as set forth in the Purchase Agreement and summarized in our January 7, 2020 Form 8-K filed with the Securities and Exchange Commission (“SEC”). A number of these conditions are outside of our control, and the satisfaction of these conditions may take longer than expected, may require us or HKFS to incur significant costs or take other steps that could negatively impact our or HKFS’s business, or may not occur at all. The failure to consummate the HKFS Acquisition, or any material delay in closing, could significantly impact the growth and strategic initiatives expected to be realized by our Wealth Management business and could damage our reputation. If we fail to satisfy certain covenants related to financing arrangements for the HKFS Acquisition, we would be required to pay HKFS a cash breakup fee of $800,000. Additionally, if we are unable to secure obtain financing at acceptable terms in order to fund the purchase price of the HKFS Acquisition, it could materially adversely affect our liquidity and capital resources. Any of these factors could harm our business, financial condition, and results of operations and cause the market price of our common stock to decline.
In addition, whether or not we complete the HKFS Acquisition, we have incurred, and will continue to incur, significant transaction costs in connection with the HKFS Acquisition, including payment of certain fees and expenses incurred in connection with the HKFS Acquisition. We also have incurred fees and expenses with respect to the financing of the HKFS Acquisition. Additional unanticipated costs may arise in the future. These could

Blucora, Inc. | 2019 Form 10-K 15

materially adversely affect our results of operations in the period in which such expenses are recorded or our cash flow in the period in which any related costs are actually paid.
If we consummate the HKFS Acquisition, we may face significant disruptions and other risks.
If it is completed, the HKFS Acquisition will involve numerous risks, including the following:

•
during the period until and after we consummate the HKFS Acquisition, uncertainty and disruptions may negatively impact HKFS’s relationships with its employees, its CPA partner firms and representatives, or those advisors’ and representatives’ relationships with their clients, which could harm HKFS’s financial condition and results of operations;

•
we may fail to realize the anticipated benefits of the HKFS Acquisition, including the expected operational, revenue, and cost synergies with our Wealth Management business and the level of revenue and profitability growth that we are expecting;

•
we may face difficulties in attracting and retaining key management and employees, or we may need to attract and retain additional management resources, which could negatively impact the operations of HKFS, disrupt our ongoing operations, and divert ours and HKFS’s management’s attention from ongoing operations and opportunities;

•	after we acquire HKFS, our management’s attention may be diverted from the daily operations of our existing businesses;

•
our financial results may be negatively impacted by cash expenses and non-cash charges incurred in connection with the HKFS Acquisition or in the future if goodwill or other intangible assets we acquire in the HKFS Acquisition become impaired;

•
notwithstanding the due diligence we performed in connection with the HKFS Acquisition, HKFS may have liabilities, losses, or other exposures (including regulatory risks) for which we do not have adequate insurance coverage, indemnification, or other protection; and

•
we expect to incur substantial additional indebtedness to finance the HKFS Acquisition, enhancing our vulnerability to increased debt service requirements should interest rates rise, reducing the amount of expected cash flow available for other purposes, including capital expenditures and acquisitions, and limiting our flexibility in planning for, or reacting to, changes in our businesses and industries.

RISKS ASSOCIATED WITH OUR BUSINESSES

The Tax Preparation and Wealth Management markets are very competitive, and failure to effectively compete could result in a Material Adverse Effect.
Our Tax Preparation business operates in a very competitive marketplace. There are many competing software products and digital services. Intuit’s TurboTax and H&R Block’s products and services have a significant percentage of the software and digital service market. Our Tax Preparation business must also compete with alternate methods of tax preparation, such as storefront tax preparation services, which include both local tax preparers and large chains such as H&R Block, Liberty Tax and Jackson Hewitt, and it may also be subject to new market entrants who may take some of our market share. As digital-do-it-yourself tax preparation continues to be characterized by intense competition, including heavy marketing expenditures, price-based competition, and new entrants, maintaining and growing market share becomes more challenging unless brand relevance, customer experience, and feature/functionality provide meaningful incremental value. If we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers, market the software and services in a cost-effective manner, offer ancillary services that are attractive to users, and develop the software and services at a low enough cost to be able to offer them at a competitive price point, it could result in a Material Adverse Effect.
Our Tax Preparation business also faces potential competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers, which could reduce the need for TaxAct’s software and services. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. The Free File Program is currently the sole means by which the U.S. Internal Revenue Service (the “IRS”) offers tax software to taxpayers. The Free File Program is a partnership between the IRS and the Free File Alliance, a group of private sector tax preparation companies of which we are a member that has agreed to offer free electronic tax filing services to taxpayers meeting certain income-based guidelines. The Free File Program’s continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The IRS’s current agreement with the Free File Alliance is

Blucora, Inc. | 2019 Form 10-K 16

scheduled to expire in October 2021, although it could be amended or terminated before that date. Recently, we and certain of our competitors have become the subject of legal proceedings and/or regulatory inquiries relating to the provision and marketing of the products that they offer under the Free File Program. These proceedings may decrease the government’s or industry member support of the Free File Program and increase the likelihood that such program is terminated.  If the IRS enters the software development and return preparation space, whether as a result of the Free File Program not being renewed upon expiration of the agreement, the Free File Program being amended or terminated, or for another reason, then the federal government would be a publicly funded direct competitor of us and the U.S. tax services industry as a whole.
In addition, from time to time, U.S. federal and state governments have considered various proposals, including mandating that we and our competitors refer qualifying customers to the Free File Program and governmental taxing authorities utilizing taxpayer information provided by employers, financial institutions, and other payers to “pre-populate,” prepare and calculate tax returns and distribute them to taxpayers. Under this “pre-populate” approach, the taxpayer could then review and contest the return or sign and return it, reducing the need for third-party tax return preparation services and the demand for our services and products, which could result in a Material Adverse Effect. We believe that governmental encroachment at both the U.S. federal and state levels in which we operate could present a continued competitive threat to our Tax Preparation business for the foreseeable future.
The wealth management industry in which our Wealth Management business operates is also highly competitive, and we may not be able to maintain our customers, financial advisors, distribution network, or the terms on which we provide our products and services. Our Wealth Management business competes based on a number of factors, including name recognition, service, the quality of investment advice, performance, technology, product offerings and features, price, and perceived financial strength. Competitors in the wealth management industry include broker-dealers, banks, asset managers, insurers, and other financial institutions. Many of these competitors have greater market share, offer a broader range of products, and have greater financial resources. We have faced significant competition in recent years from lower fees, which could have a material impact on our business. There has also been a trend toward online internet wealth management services and wealth management services that are based on mobile applications or automated processes as clients increasingly seek to manage their investment portfolios digitally. This is leading to increased utilization of “robo” advisor platforms. In addition, over time, certain sectors of the wealth management industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This consolidation could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. In addition, our Wealth Management business seeks to differentiate itself on the basis of offering tax-smart investing advice and solutions. There is no guarantee that this differentiation will be meaningful to our clients and potential clients, or that another competitor will not adopt a similar strategy more effectively. In either case, our ability to compete effectively in the wealth management industry could be damaged.

Deficiencies in service or performance of the financial or software products we offer, competitive pressures on pricing of such services or products, or other market declines may cause our Wealth Management and Tax Preparation businesses to decline.
Customer service and performance are important factors in the success of our Wealth Management business, while customer service, ease-of-use, and product performance and accuracy are important factors in the success of our Tax Preparation business. Strong customer service and product performance help increase customer retention and generate sales of products and services. In contrast, poor service or poor performance of our financial or software products could impair our revenues and earnings, as well as our prospects for growth. In our Wealth Management business, clients can terminate their relationships with us or our financial advisors at will, and in our Tax Preparation business, deficiencies in our service or product performance could lead customers to choose a competitor’s product or services. There can be no assurance as to how future performance of financial or software products will compare to that of our competitors, and, in the context of financial investment products, historical performance is not indicative of future returns. Particularly, for the Wealth Management business, a decline or perceived decline in performance, on an absolute or relative basis, could cause a decline in sales of mutual funds and other investment products, an increase in redemptions and the termination of asset management relationships. Such actions may reduce our aggregate amount of advisory assets and reduce management fees. Poor performance could also adversely affect our ability to expand the distribution of our products through independent financial advisors.

Blucora, Inc. | 2019 Form 10-K 17

In addition, the emergence of new financial or software products or services from others, or competitive pressures on pricing of such services or products, may result in the (i) loss of clients or accounts in our Wealth Management business and (ii) loss of customers in our Tax Preparation business. We must also monitor the pricing of our services and financial and software products in relation to competitors and periodically may need to adjust costs and fee structures to remain competitive.
For the Wealth Management business, competition from other financial services firms, such as reduced commissions to attract clients or trading volume, direct-to-investor online financial services, or higher deposit interest rates to attract customer cash balances, could adversely impact our business. Clients of our Wealth Management business could also reduce the aggregate amount of their assets managed by us or shift their funds to other types of accounts with different rate structures for any number of reasons, including performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial advisors’) reputation in the marketplace, changes in customer management or ownership, loss of key investment management personnel and financial market performance. Our clients (or clients of our advisors) can withdraw the assets we manage on short notice, making our future customer and revenue base unpredictable. A reduction in advisory assets and the resulting decrease in revenues and earnings could have a Material Adverse Effect. Moreover, investors in the mutual funds and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice, and investors in other types of pooled vehicles we advise may typically redeem their investments with fairly limited or no prior notice, thereby reducing our advisory assets. These investors may redeem their investments for any number of reasons, including general financial market conditions, the absolute or relative performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor performance relative to other funds tends to result in decreased purchases and increased redemptions of fund shares. In a declining stock market, the pace of redemptions could accelerate, resulting in a decline in our advisory assets, which could negatively impact our fee revenues and result in a Material Adverse Effect.
For the Tax Preparation business, competition from other tax preparation service providers, such a free or reduced fee products to attract customers, could adversely affect our business. Customers of our Tax Preparation business could also select another tax preparation service or software for any number of reasons, including other competitors offering additional rewards and/or bundled or unbundled products and services that we do not currently offer, providing services or software that may provide higher levels of interaction or service, be easier to use, faster, or lower cost. A reduction in the number of customers and the resulting decrease in revenues and earnings could have a Material Adverse Effect.

Our business depends on fees generated from the distribution of financial products and fees earned from management of advisory accounts.
A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business, and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fee revenue from the investment management and distribution services we provide on behalf of the mutual funds and annuities. Should issuers of these products leave the market or discontinue offering or paying trail compensation on some or all of their products, our revenues could be negatively impacted. The investment management fees we are paid may also decline over time due to factors such as increased competition, renegotiation of contracts and the introduction of new, lower-priced investment products and services. Changes in market values or in the fee structure of asset management accounts would affect our revenues, business and financial condition.
Asset management fees often are primarily comprised of base management and incentive fees, and investment advisors generally are experiencing advisory fee compression due to intense competition. Management fees are primarily based on advisory assets, which are impacted by net inflow/outflow of customer assets and market values. Below-market performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new customers and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, as the total amount of our advisory assets increases as a percentage of our total client assets, our results of operations may become substantially more dependent on revenue generated from management fees. In periods of declining market values, our advisory assets may also decline, which would negatively impact our fee revenues. In addition, this risk would become further exacerbated the more dependent our business becomes on revenues from management fees, and our ability to effectively offset declining

Blucora, Inc. | 2019 Form 10-K 18

management fee revenue through commission-based revenues may be limited. Any of the foregoing could result in a Material Adverse Effect.

Changes in economic, political and other factors could have a Material Adverse Effect on our business.
Our Wealth Management business operates in the United States with broad exposure to the global financial markets, and our Tax Preparation business offers tax filing services in the federal jurisdiction of the United States and various state jurisdictions. Accordingly, we are affected by United States and global economic and political conditions that directly and indirectly impact a number of factors in the domestic and global financial markets and economies, which may be detrimental to our operating results. In addition, as a result of the SimpleTax sale in September 2019, all of our revenue is now earned within the United States, and therefore, economic conditions in the United States have an even greater impact on us than companies with an international presence.
Domestic and international factors that could affect our business include, but are not limited to, trading levels, investing, origination activity in the securities markets, security and underlying asset valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, the supply of and demand for loans and deposits, United States and foreign government fiscal and tax policies, United States and foreign government ability, real or perceived, to avoid defaulting on government securities, inflation, decline and stress or recession in the United States and global economies generally, terrorism and armed conflicts, the impact of the United Kingdom’s pending exit from the European Union, and natural disasters such as weather catastrophes and widespread health emergencies. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, certain life events, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality.
While United States and global financial markets have, at a macro level, recently experienced growth, uncertainty and potential volatility remain. For instance, during August 2019, the Dow Jones Industrial Average plunged nearly 800 points during a single day before recovering over the following weeks. A period of sustained downturns and/or volatility in the securities markets, changes in interest rates by the Federal Reserve, a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors could have a Material Adverse Effect on our business. We could experience a decline in commission revenue from lower trading volumes, a decline in fees from reduced portfolio values of securities managed on behalf of our customers, a reduction in revenue from capital markets and advisory transactions due to reduced activity, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. Periods of reduced revenue and other losses could be accompanied by periods of reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short time periods is limited.
Other more specific trends may also affect our financial condition and results of operations, including, for example, changes in the mix of products preferred by investors that may cause increases or decreases in our fee revenues associated with such products, depending on whether investors gravitate towards or away from such products. The timing of such trends, if any, and their potential impact on our financial condition and results of operations are beyond our control.
Challenging economic times and changes to the Federal or various states’ tax code (personal and/or corporate) could cause potential new customers not to purchase or to delay purchasing of our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. Any of these events could have a Material Adverse Effect. See “We may be negatively impacted by any future changes in tax laws” for a discussion of additional risks related to changes in the tax code.

Blucora, Inc. | 2019 Form 10-K 19

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
Our Wealth Management business does not offer any proprietary financial products. Instead, it provides wealth, investment and insurance products through distribution agreements with third-party financial institutions, including banks, mutual funds, and insurance companies. These products are sold by our advisors, who are independent contractors. Maintaining and deepening relationships with these unaffiliated distributors and advisors is an important part of our growth strategy because strong third-party distribution arrangements enhance our ability to market our products and increase our advisory assets, revenues, and profitability. There can be no assurance that the distribution and advisor relationships we have established will continue, or that they will continue under existing terms. Our distribution partners and advisors may cease to operate, consolidate, institute cost-cutting efforts, discontinue product sales or compensation streams, or otherwise terminate their relationship with us. Any such reduction in access to third-party distributors and advisors may have a material adverse effect on our ability to market our products and to generate revenue in our Wealth Management segment. In addition, there are risks associated with our third-party clearing and custody firm that we rely on to provide clearing and custody services for our Wealth Management business.
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

The products and services offered by our Wealth Management and Tax Preparation businesses are reliant on products, tools, platforms, systems and services provided by key vendors and partners, including in the case of our Wealth Management business, third-party CPA firms and financial advisors. If these third-party products, tools, platforms, systems and services do not operate as anticipated, our ability to conduct and grow our operations and execute our business strategy could be materially harmed and we could incur harm to our business and reputation, as well as potentially significant costs to improve or replace such products and services.
Our business is reliant upon various providers of financial, accounting, technology, marketing, and business products, tools, platforms, systems and services that we use to conduct operations relating to our Wealth Management and Tax Preparation businesses. In our Wealth Management business, these key relationships include, among others, our network of financial advisors and CPA partner firms, the provider of our clearing platform, and the provider our investment advisory platform, each of which we rely on to conduct many business activities and transactions with clients, advisors, vendors and other third parties.

Blucora, Inc. | 2019 Form 10-K 20

The products, tools, platforms, systems and services provided by key vendors and partners have required, and may continue to require, significant operational, technological, and logistical efforts from our advisors, employees and contractors in order to effectively implement and integrate into our operations. We expect to continue to acclimate our current and future employees, advisors and clients to these third party’s technology, product offerings, processes, procedures, workflows and capabilities from time to time. The technology, service and product offerings of other key vendors and partners may not be accepted by key stakeholders, customers or clients at the levels we anticipate, and may not provide the level of benefits that we expect even if accepted.
If a significant number of our key stakeholders, including advisors, customers, or clients, are or become dissatisfied by the different products, tools, platforms, systems and services, including related technology, processes, policies and products, that our key vendors and partners offer and they leave, use a competitor’s product or services, or seek contractual terms with us that are less favorable to our business, it could have a Material Adverse Effect.

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
The market for productive advisors is highly competitive, and we devote significant resources to attracting and retaining the most qualified advisors. In attracting and retaining advisors, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies, and other independent broker-dealers. Financial industry competitors are increasingly offering guaranteed contracts, upfront payments, and greater compensation to attract successful financial advisors. These can be important factors in a current advisor’s decision to leave us as well as in a prospective advisor’s decision to join us. We may also experience difficulty retaining advisors following a material acquisition as our advisors may not like the products or services we offer as a combined company, may not like our compensation structure, or may not like the combined business. In addition, we recently rebranded our Wealth Management business to Avantax Wealth Management. Our advisors may be unhappy with the new branding or with various aspects of the rebranding process and may decide to leave us. There can be no assurance that we will be successful in our efforts to attract and retain the advisors needed to achieve our growth objectives.
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
We have in the past issued and may in the future issue shares of common stock or other securities convertible into or exchangeable for shares of common stock to our advisors in order to attract and retain such individuals. In connection with the 1st Global Acquisition, we issued a substantial number of equity awards to our advisors and may do so for any future acquisitions, including in connection with the HKFS Acquisition after closing. The issuance of additional shares of our common stock upon vesting or conversion of these awards may substantially dilute the ownership interests of our existing stockholders and reduce the number of shares of common stock available for issuance under our equity incentive plans.
In addition, the wealth management industry in general is experiencing a decline in the number of younger financial advisors entering the industry. We are not immune to that industry trend. If we are unable to replace advisors as they retire, or to assist retiring advisors with transitioning their practices to existing advisors, we could experience a decline in revenue and earnings.

Blucora, Inc. | 2019 Form 10-K 21

In addition, as some of our advisors grow their advisory assets, they may decide to disassociate from us to establish their own registered investment advisors (“RIAs”) and take customers and associated assets into those businesses. We seek to deter advisors from taking this route by continuously evaluating our technology, product offerings, and service, as well as our advisor compensation, fees, and pay-out policies, to ensure that we are competitive in the market and attractive to successful advisors. We may not be successful in dissuading such advisors from forming their own RIAs, which could cause a material volume of customer assets to leave our platform, which would reduce our revenues and could cause a Material Adverse Effect
We may fail to realize all of the anticipated benefits of the 1st Global Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the operations of 1st Global.
Our ability to realize the anticipated benefits of the 1st Global Acquisition will depend, to a large extent, on our ability to integrate 1st Global’s business with ours, which, has been, and will continue to be, a complex, costly and time-consuming process. As a result, we have been devoting and will continue to devote significant management attention and resources to integrate our business practices and operations with those of 1st Global. The integration process may disrupt our business and, if implemented ineffectively, could restrict the realization of the full expected benefits of the 1st Global Acquisition. The failure to meet the challenges involved in the integration process and to realize the anticipated benefits of the 1st Global Acquisition could cause an interruption of, or a loss of momentum in, our operations and could result in a Material Adverse Effect.
In addition, the integration of 1st Global’s business may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of advisors, customers, and other business relationships, which could be material. Additional integration challenges could include:

•	diversion of management’s and our employees’ attention to integration matters;

•	higher than anticipated integration costs and difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the 1st Global Acquisition;

•	difficulties in the integration of operations and systems, including the use of our clearing platform;

•	difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;

•	difficulties in keeping advisors and clients;

•	difficulties in managing the expanded operations of a significantly larger and more complex company; and

•
the impact of potential liabilities inherited from 1st Global, including potential liability related to a regulatory inquiry. See “Item 8. Financial Statements and Supplementary Data—Note 3” for additional information.

Furthermore, as a result of the integration of 1st Global, we may also receive greater regulatory scrutiny and could incur additional supervisory, training and compliance costs. Many of these factors will be outside of our control and any one of them could result in increased costs, decreases in the amount of expected revenues and diversion of management’s time and energy, which could result in a Material Adverse Effect and result in us becoming subject to additional legal proceedings.
Even if 1st Global’s business is integrated successfully, the full anticipated benefits of the 1st Global Acquisition may not be realized, including the synergies, cost savings or sales or growth opportunities that are anticipated. These benefits may not be achieved within the anticipated time frame. Further, additional unanticipated costs may be incurred in the integration process. All of these factors could cause reductions in our earnings per share, decrease or delay the expected accretive effect of the 1st Global Acquisition and negatively impact the price of shares of our common stock. As a result, it cannot be assured that the 1st Global Acquisition will result in the realization of the full anticipated benefits and potential synergies.

If our goodwill or other intangible assets become impaired, we have been, and in the future may be, required to record a significant impairment charge, which could result in a Material Adverse Effect.
We are required to test goodwill for impairment at least annually or more frequently if there are indicators that the carrying amount of our goodwill and other intangible assets, which consist primarily of our advisor, customer, and sponsor relationships, our technology and our trade names, exceed their carried value. For these impairment tests, we use various valuation methods to estimate the fair value of our goodwill and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. As of December 31, 2019, we had recorded a total of $662.4 million of goodwill and $290.2 million of other intangible

Blucora, Inc. | 2019 Form 10-K 22

assets. For the year ended December 31, 2019, in connection with the Rebranding, we recorded a non-cash impairment charge of $50.9 million, as discussed further in “Item 8. Financial Statements and Supplementary Data—Note 6.”
It is possible that we could have additional impairment charges for goodwill or other intangible assets in future periods if, among other things, (i) overall economic conditions in current or future years decline, (ii) business conditions or our strategies for a specific business unit or our trade names change from our current strategies or assumptions, or (iii) we suffer from an event that impacts our reputation or brand. If we divest or discontinue businesses or products that we previously acquired or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such charges could negatively impact our operating results and could cause a Material Adverse Effect.

Our deferred tax assets may not be realized.
 We regularly review our deferred tax asset for recoverability and establish a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.  Our projections of future taxable income required to fully realize the recorded amount of the gross deferred tax asset reflect numerous assumptions about our operating businesses and investments and are subject to change as conditions change specific to our business units, investments or general economic conditions. Changes that are adverse to us could result in the need to increase the deferred tax asset valuation allowance resulting in a charge to results of operations and a decrease to stockholders’ equity.
 At December 31, 2019, we evaluated the need for a valuation allowance for certain deferred tax assets based upon our assessment of whether it is more likely than not that we will generate sufficient future taxable income necessary to realize the deferred tax benefits. We maintain a valuation allowance against our deferred tax assets that are capital in nature to the extent that it is more likely than not that the related deferred tax benefit will not be realized. We also have a deferred tax asset related to the net operating losses (“NOLs”) that we believe is more likely than not to expire before utilization. In 2019, we released $56.9 million of the valuation allowance because we believe this portion of NOLs is more likely than not to be realized. If we determine that is more likely than not than any some or all of our loss carryforwards will not be realized, or if we experience a reduction to our future earnings, which will lower taxable income, we may be required to record a charge against earnings in the form of a valuation allowance. For additional discussion on deferred tax assets, see “Item 8. Financial Statements and Supplementary Data—Note 16” and “Our utilization of our federal NOLs may be severely limited or potentially eliminated.”

Our business depends on our strong reputation and the value of our brands, which could be negatively impacted by poor performance, and any new brands or rebranding of existing brands require substantial time and expense to establish awareness and acceptance.
Developing and maintaining awareness of our brands is critical to achieving widespread acceptance of our existing and future products and services and is an important element in attracting new customers. Adverse publicity (whether or not justified) relating to regulatory proceedings or other events or activities attributed to our businesses, our employees, our vendors, or our partners may tarnish our reputation and reduce the value of our brands. Damage to our reputation and loss of brand equity may reduce demand or awareness for our products and services and have a material adverse effect on our future financial results. These damages or reductions in value also would require additional resources to rebuild our reputation and restore the value of the brands.
Additionally, the development of new brands, or rebranding of existing brands (including the Rebranding), require substantial time, management and employee focus, and expenses relating to strategic development, marketing and technology in order to develop awareness and acceptance, which may not result in the realization of the anticipated benefits.
Rapid growth may place significant demands on our resources.
We have experienced rapid growth since the completion of our Strategic Transformation, including as a result of the 1st Global Acquisition. Our historical growth has, and our anticipated future growth will, place a substantial demand on our managerial, operational, and financial resources due to:

•	the need to manage relationships with various strategic partners and other third parties;

•	the need to maintain levels of service expected by clients and customers;

Blucora, Inc. | 2019 Form 10-K 23

•	the creation, implementation, consolidation, or conversion of technological infrastructure, platforms, products and service offerings;

•	the pressure to deliver our products and services on a timely basis;

•	difficulties in hiring and retaining skilled personnel necessary to support our business;

•	increased costs and capacity constraints in connection with providing office space for our employee population;

•	the integration of acquired businesses and organic business, customer and revenue growth strategies and initiatives;

•	pressures for the continued development of our products and financial and information management systems; and

•	the possible need to create lines of businesses or departments that do not now exist, and to hire, train, motivate, and manage a growing number of staff.
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
We are subject to federal, state, and local laws and regulations that affect our business, such as financial services, data privacy, and security requirements, tax, digital content, employment, consumer protection, and fraud protection, among others. In addition, there have been significant new regulations and heightened focus by the government on many of the laws and regulations that affect both our Wealth Management and our Tax Preparation businesses. As we expand our products and services and revise our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators may adopt new laws or regulations, or their interpretation of existing laws or regulations may differ from our interpretation or the laws of other jurisdictions in which we operate. If we are found to not be in compliance with certain laws, rules or regulations, it could have a Material Adverse Effect. Increased or new regulatory requirements or changes in the interpretation of existing laws, rules or regulations could, among other things, result in penalties, fines and disgorgement, impose significant limitations on the way we conduct our business, require changes to our business, require certain notifications to customers or employees, restrict our use of personal information, cause our customers to cease utilizing our products or services, make our business more costly, less efficient, or impossible to conduct, require us to modify our current or future products or services in a manner that is detrimental to our business and result in additional compliance costs, which could have a Material Adverse Effect.
The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by the government or private entities, or new interpretations of existing laws may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our Tax Preparation business or offer our tax preparation products and services. We may not be able to respond quickly to such regulatory, legislative, and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, rules, or regulations, we may become subject to lawsuits, penalties, fines, and other liabilities that did not previously apply. We are also required to comply with Federal Trade Commission (the “FTC”) requirements and a variety of state revenue agency standards. Requirements imposed by the FTC or state agencies, including new requirements or their interpretation of existing laws, rules, or regulations, could be burdensome on our business, cause us to lose market share due to product changes we are required to implement, or may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner and at an acceptable price, all of which could have a Material Adverse Effect. In addition, in our Tax Preparation business, we generate revenue from certain financial products related to our tax preparation software and services. These products include prepaid debit cards on which a tax filer may receive his or her tax refund and the ability of certain of our users to have the fees for our services deducted from their tax refund. Any regulation of these products by state or federal governments, or any competing products offered by state and federal tax collection agencies, could materially and adversely impact our revenue from these financial products.

Blucora, Inc. | 2019 Form 10-K 24

In addition, we are subject to laws, regulations, and industry rules relating to the collection, use, and security of user data. We expect regulation in this area to increase, and our current data protection policies and practices may not be sufficient and thus may require modification. Numerous jurisdictions have passed, and may in the future pass, new laws related to the use and retention of consumer information, and this area continues to be an area of interest for U.S. federal, state, and foreign governmental authorities. These laws may be interpreted and applied inconsistently from jurisdiction to jurisdiction, and our current data protection policies and practices may not be consistent with all of those interpretations and applications. We have incurred, and may continue to incur, significant expenses to comply with privacy and security standards and protocols imposed by law, regulation, industry standards, and contractual obligations. Failure to comply with laws and regulations that protect user data could harm our reputation and could result in a Material Adverse Effect. See “Complex and evolving U.S. and international laws and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations or otherwise harm our business, and concerns about the current privacy and cybersecurity environment, generally, could deter current and potential customers from adopting our products and services and damage our reputation” for additional information regarding data privacy regulations.
Our ability to comply with all applicable laws, rules, and regulations and interpretations of such laws, rules, and regulations is largely dependent on our establishment and maintenance of compliance, audit, and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, and risk management personnel. While we have adopted systems, policies, and procedures reasonably designed to comply or facilitate compliance with all applicable laws, rules, and regulations and interpretations of such laws, rules, and regulations, these systems, policies, and procedures may not be fully effective. There can be no assurance that we will not be subject to investigations, claims, or other actions or proceedings by regulators or third parties with respect to our past or future compliance with applicable laws, rules, and regulations, the outcome of which may have a Material Adverse Effect.
If we fail to comply with applicable laws, rules, regulations and guidance, such failure could have a Material Adverse Effect. See “Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations or interpretations thereof could have a Material Adverse Effect” for additional information regarding the regulation of our business.

Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations or interpretations thereof could have a Material Adverse Effect.
Our Wealth Management business is subject to enhanced regulatory scrutiny and is heavily regulated by multiple agencies, including the SEC, Financial Industry Regulatory Authority (“FINRA”), state securities and insurance regulators, and other regulatory authorities. Failure to comply with these regulators’ laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect. In addition, regulators may adopt new laws or regulations, or their interpretation of existing laws or regulations may differ from our interpretation of the laws or regulations that are applicable to our business. Regulators may also take enforcement actions based on their interpretation of the law that could require or prompt us to change our business practices, increase our costs, including resulting in fines, penalties and disgorgement, or reduce our revenue, any of which could cause a Material Adverse Effect.
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
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg. BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer and imposes certain disclosure and policy and procedural obligations. The SEC also adopted Form CRS

Blucora, Inc. | 2019 Form 10-K 25

Relationship Summary (“Form CRS”), which requires RIAs and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Reg. BI, the SEC added new record-making and record-keeping rules. The compliance date for Reg. BI and the related rules is June 30, 2020.
In addition, Reg. BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA. This prohibition requires us to change the titles of certain of our advisors, which could lead to confusion or distraction of both management and/or advisor time and attention.
Reg. BI’s new standards of conduct and other requirements that heighten the duties of broker-dealers and investment advisors could result in additional supervisory, compliance and training costs and burdens, lesser compensation, and management distraction, and the required disclosure and policy and procedural obligations could impact the compensation our Wealth Management business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities), all of which could have a Material Adverse Effect on our business. Because our brokerage business comprises a significant portion of our business, our failure to successfully conform to these standards could negatively impact our results.
Legislatures and securities regulators in certain states in which we do business have enacted (or have considered enacting) their own standard of conduct rules for broker-dealers, insurance agents, and investment advisors. The requirements and scope of these state rules are not uniform. Accordingly, we may have to adopt different policies and procedures in different states, which could create added compliance, supervision, training and sales costs for our Wealth Management business. Should more states enact similar legislation or regulation, it could result in material additional compliance costs and could have a Material Adverse Effect.
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
Our Wealth Management business offers products sponsored by third parties, including, but not limited to, mutual funds, insurance, annuities, and alternative investments. These products are subject to complex regulations that change frequently. Although we have controls in place to facilitate compliance with such regulations, there can be no assurance that our interpretation of the regulations will be consistent with various regulators’ interpretations, that our procedures will be viewed as adequate by regulatory examiners, or that the operating subsidiaries will be deemed to be in compliance with regulatory requirements in all material respects. If products sold by our Wealth Management business do not perform as anticipated due to market factors or otherwise, or if product sponsors become insolvent or are otherwise unable to meet their obligations, this could result in material litigation and regulatory action against us. In addition, we could face liabilities for actual or alleged breaches of legal duties to customers with respect to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our financial advisors.

Blucora, Inc. | 2019 Form 10-K 26

See “Government regulation of our business, including increased regulation or the interpretation of existing laws, rules or regulations, could have a Material Adverse Effect” for additional information regarding the regulation of our business.
Current and future litigation, regulatory proceedings or adverse court interpretations of the laws and regulations under which the Company operates could have a Material Adverse Effect.
Many aspects of our business involve substantial risks of liability and regulatory oversight. We are currently subject to certain legal and regulatory proceedings and are likely to be subject to such proceedings in the future. In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Any proceedings to which we are subject, such as regulatory proceedings (including investigations or inquiries), purported class actions, shareholder derivative lawsuits, or claims by wealth management clients, could result in substantial expenditures, generate adverse publicity and could significantly impair our business, or force us to change our business practices. Involvement in any regulatory proceeding or the defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees and other related costs. In addition, litigation or regulatory proceedings (including those brought by state or federal agencies) relating to our business practices may result in additional costs, such as fines, penalties and disgorgement, or otherwise restrict or limit our business practices, including the offering of certain of our products or services. To the extent that any such additional costs are incurred, or restrictions implemented that limit or restrict certain business practices, it could result in a Material Adverse Effect.
Further, as required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal or regulatory proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve against assets in our financial statements. See “Item 3. Legal Proceedings” along with “Item 8. Financial Statements and Supplementary Data—Note 11.” Because litigation, regulatory proceedings, and other disputes are inherently unpredictable, the results of any of these matters may have a Material Adverse Effect.
We have had recent senior leadership transitions, and if we are not effective in managing those transitions, our business could be adversely impacted and we could experience a Material Adverse Effect.
We have had recent senior leadership transitions and have replaced some of our executive officers and senior leadership team. While many of our executive officers have relevant industry experience, they are new to our Company. Changes in senior management are inherently disruptive and can be difficult to manage, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Periods of transition in senior management are often difficult due to cultural differences that may result from changes in strategy and style and the time required for new executives to gain detailed operational knowledge. These changes could also cause concerns to regulatory bodies, ratings agencies and third parties with whom we do business, and may increase the likelihood of turnover of our employees and, in the case of our Wealth Management business, turnover of advisors. Additionally, senior leadership transitions have resulted, and in the future may result, in significant transition costs. If we are not effective in managing these leadership and employee transitions, our business could be adversely impacted, and we could experience a Material Adverse Effect.

If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our businesses.
Our business and operations are substantially dependent on the performance of our key employees and our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel, including personnel with experience and expertise in the wealth management, tax preparation, and technology industries to support our new strategic focus. Qualified personnel with experience relevant to our businesses are scarce, and competition to recruit them is intense. Changes of management or key employees may disrupt operations, and if we lose the services of one or more key employees and are unable to recruit and retain a suitable successor with relevant experience or if we fail to successfully hire, retain and manage a sufficient number of highly qualified employees, we may have difficulties in timely managing, supporting or expanding our businesses which may materially and adversely affect our business and financial results or delay achievement of our business objectives. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work

Blucora, Inc. | 2019 Form 10-K 27

environment and may have a negative effect on our ability to hire, retain, and motivate employees. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.
We use stock options, restricted stock units, and other equity-based awards, along with cash-based bonus programs, to recruit and retain senior-level employees and advisors. With respect to those employees or advisors to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in the aggregate or individually is either not deemed by the employee or advisor to be substantial enough or deemed so substantial that the employee or advisor leaves after their equity-based awards vest. If our stock price does not increase significantly above the exercise prices of our options, we may need to revisit our compensation program in order to motivate and retain our key employees and advisors. We may undertake or seek stockholder approval to undertake other equity-based programs to retain key personnel, which may be viewed as dilutive to our existing stockholders or may increase our compensation costs. There can be no assurance that any such programs, if approved by our stockholders, or any other incentive programs, would be successful in motivating and retaining our employees.

Future growth of our business and revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.
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
We offer our digital tax preparation products and services through our website and through our mobile application. If our customers do not deem our website or our mobile application user friendly or if they deem our competitors’ websites or mobile applications more user friendly or better than ours, our market share could decline, which could have a Material Adverse Effect. In addition, we regularly make upgrades to the technology we use for our tax preparation products, and these upgrades are expected to provide a better user experience and help us to keep existing customers or attract new customers. If our mobile application or the other upgrades we make to the technology we use in our Tax Preparation business are not successful, it could result in wasted development costs or damage to our brands and market share, any of which could have a Material Adverse Effect. We may also encounter problems in connection with our mobile application, and we may need to devote significant resources to the creation, support, and maintenance of new user experiences.

Our operating systems and network infrastructure, including our website, transaction management software, data center systems, or the systems of third-party co-location facilities and cloud service providers, could fail, become unavailable or otherwise be inadequate, are subject to significant and constantly evolving cybersecurity and other technological risks, and the security measures that we have implemented to secure confidential and personal information may be breached. A potential breach or any unavailability, inadequacy or failure of our operating systems and network infrastructure may pose risks to the uninterrupted operation of our systems, expose us to mitigation costs, litigation, investigation, fines and penalties by authorities, claims by third parties (including persons whose information was disclosed), damage to our reputation, and/or result in a material loss of revenues and current or potential customers and have a Material Adverse Effect.
Our Tax Preparation and Wealth Management businesses collect, use, and retain large amounts of confidential personal and financial information from their customers. Maintaining the integrity of our systems and networks is critical to the success of our business operations, including the retention of our customers and advisors, and to the protection of our proprietary information and our customers’ personal information. A major breach or failure of our systems or those of our third-party service providers or partners may have materially negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.

Blucora, Inc. | 2019 Form 10-K 28

We may detect, or we may receive notices from customers, service providers or public or private agencies that they have detected, vulnerabilities or current or potential failures in our operating systems, network infrastructure, or our software. The existence of vulnerabilities, even if they do not result in a security breach or system failure, may harm customer confidence and require substantial resources to address, and we may not be able to discover or remediate such vulnerabilities, breaches, or failures. Additionally, any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could materially reduce our revenue and impair our ability to properly process transactions. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in customer satisfaction, additional expense, or delays in reporting accurate financial information.
In addition, hackers may develop and deploy viruses, worms, and other malicious software programs that can be used to attack our operating systems and network infrastructure. Although we utilize network and application security measures, internal controls, and physical security procedures to safeguard such systems, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. Any such incident could cause a Material Adverse Effect and require us to expend significant resources to address these problems, including notification under data privacy regulations. In addition, our employees (including temporary and seasonal employees) and contractors may have access to sensitive and personal information of our customers and employees. While we conduct background checks on our employees and contractors and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software.
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
We rely on third-party vendors to host and store certain of our sensitive and personal information and data through co-location facilities and cloud services. We may not have the ability to effectively monitor or oversee the implementation of the security and control measures utilized by our third-party partners, and, in any event, individuals or third parties may be able to circumvent and/or exploit vulnerabilities that may exist in these security and business controls, resulting in a loss of sensitive and personal customer or employee information and data. Additionally, our systems, operations, data centers and cloud services, and those of our third-party service providers and partners, could be susceptible to damage or disruption, including in cases of fire, flood, earthquakes, other natural disasters, power loss, telecommunications failure, internet breakdown, break-in, human error, software bugs, hardware failures, malicious attacks, computer viruses, computer denial of service attacks, terrorist attacks, or other events beyond our control. Such damage or disruption may affect internal and external systems that we rely upon to provide our services, take and fulfill customer orders, handle customer service requests, and host other products and services.
During the period in which any of our services or products are unavailable, we could be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide such services or products. We could face significant losses as a result of these events, and our business interruption insurance may not be adequate to compensate us for all potential losses, which could result in a Material Adverse Effect. Our Tax Preparation and Wealth Management businesses have business continuity plans that include secondary disaster recovery centers, but if their primary data centers fail and those disaster recovery centers do not fully restore the failed environments, our business could suffer. In particular, if such interruption occurs during the tax season, it could have a Material Adverse Effect on our Tax Preparation business.

Blucora, Inc. | 2019 Form 10-K 29

Complex and evolving U.S. and international laws and regulation regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations or otherwise harm our business, and concerns about the current privacy and cybersecurity environment, generally, could deter current and potential customers from adopting our products and services and damage our reputation.
Regulation related to the provision of online services is evolving as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer, and use of data. This includes, for example, the European Union’s General Data Protection Regulation, which became effective on May 25, 2018, and the California Consumer Protection Act, which became effective on January 1, 2020. If we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
Other governmental authorities throughout the U.S. and around the world are considering similar types of legislative and regulatory proposals concerning data protection. Each of these privacy, security, and data protection laws and regulations could impose significant limitations, require changes to our business, require notification to customers or workers of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior, which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims, or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties, and other damages. We have incurred, and may continue to incur, significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
Additionally, the continued occurrence of cyberattacks and data breaches on governments, businesses and consumers in general, indicates that we operate in an external environment where cyberattacks and data breaches are becoming increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which customers often share sensitive financial data. In addition, the increased availability of data obtained as a result of breaches of third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, they could damage our reputation and deter current and potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.
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

If our Tax Preparation business fails to process transactions effectively or fails to adequately protect against disputed or potential fraudulent activities, it could have a Material Adverse Effect, and stolen identity refund fraud could result in negative publicity and/or impede our Tax Preparation customers’ ability to timely and successfully file their tax returns and receive their tax refunds.
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

Blucora, Inc. | 2019 Form 10-K 30

Additionally, criminals may utilize stolen information obtained through hacking, phishing, and other means of identity theft in order to electronically file fraudulent federal and state tax returns. As a result, impacted taxpayers must complete additional forms and go through additional steps in order to report to appropriate authorities that their identities have been stolen and their tax returns were filed fraudulently. Though we offer assistance in the refund recovery process, any stolen identity refund fraud could impede our Tax Preparation customers’ ability to timely and successfully file their tax returns and receive their tax refunds, and could diminish customers’ perceptions of the security and reliability of our tax preparation products and services, resulting in negative publicity, despite there having been no breach in the security of our systems. Moreover, if stolen identity refund fraud is perpetrated at a material level through our tax preparation products or services, state, federal, or foreign tax authorities may refuse to allow us to continue to process our customers’ tax returns electronically. Notably, federal, state, and foreign governmental authorities in jurisdictions in which we operate have taken action, and may take action in the future, in an attempt to combat stolen identity refund fraud, which may require changes to our systems and business practices in ways we cannot anticipate. As a result, stolen identity fraud, or any increased governmental regulation relating to our systems and business practices to attempt to combat that fraud, could result in a Material Adverse Effect on our Tax Preparation business.

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
Additionally, due to this seasonality of our Tax Preparation business, a precise development and release schedule is required, and our tax preparation software and online service must be ready to launch in final form near the beginning of each calendar year to take advantage of the full tax season. We must update the code for our software and service on schedule each year to account for annual changes in tax laws and regulations and ensure that the software and service are accurate. Delayed and unpredictable changes to federal and state tax laws and regulations can cause an already tight development cycle to become even more challenging. If we are unable to meet this precise schedule and we launch our software and service late, we risk losing customers to our competitors. If we cannot develop our software with a high degree of accuracy and quality, we risk errors in the tax returns that are generated. Any delays, issues with accuracy or quality, or other errors could result in loss of reputation, lower customer retention, or legal claims, fees, and payouts related to the warranty on our software and service, which could result in a Material Adverse Effect on our Tax Preparation business.
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
During a prolonged government shutdown, the ability of the Internal Revenue Service to timely review and process tax return filings may be significantly delayed, and representatives of the Internal Revenue Service may be unable to answer crucial taxpayer questions. Even after the shutdown has ended, the Internal Revenue Service may be significantly delayed in processing tax return filings as a result of accumulating a backlog of filings during the shutdown. These may be further exacerbated in years where there are significant changes to existing tax legislation. Any uncertainty surrounding the ability of the Internal Revenue Service to process tax return filings and respond to taxpayer questions could cause our customers not to purchase or to delay purchasing our products and services, thereby negatively impacting our revenues and future financial results, which could result in a Material Adverse Effect on our Tax Preparation business.

Blucora, Inc. | 2019 Form 10-K 31

We may be negatively impacted by any future changes in tax laws.
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
If our enterprise risk management and compliance frameworks, including our policies and procedures, are not effective at mitigating risk and loss to us, we could be exposed to unidentified or unanticipated risks, suffer unexpected claims or losses, experience reputational harm, and our financial condition and results of operations could be materially adversely affected.
Our enterprise risk management framework seeks to achieve an appropriate balance between risk and return, which is critical to optimizing stockholder value. We have established processes and procedures intended to identify, measure, monitor, report, analyze and control the types of risk to which we are subject. These risks include liquidity risk, credit risk, market risk, interest rate risk, operational risk, legal and compliance risk, and reputational risk, among others.
We also maintain a compliance program designed to identify, measure, assess, and report on adherence to applicable laws, policies and procedures to which the Company and its employees, contractors and financial advisors may be subject. While we seek to assess and improve our programs and policies on an ongoing basis, there can be no assurance that our risk management or compliance programs and policies, along with other related controls, will effectively limit claims or losses and mitigate all risk in our business. As with any risk management or compliance framework, there are inherent limitations to our risk management strategies and certain risks may exist, or develop in the future, that we have not appropriately anticipated or identified, particularly relating to conduct that is difficult to detect and deter. If these frameworks, including the internal controls and other risk-mitigating factors we employ, are not successful in identifying, monitoring and managing risks, we may be subject to the risks of errors and misconduct by our employees, contractors, financial advisors and other parties with whom we conduct business, such as fraud, non-compliance with policies, rules or regulation, recommending transactions that are not suitable, and improperly using or disclosing confidential information. We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in our businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as the risk of counterparty denial of coverage, default or insolvency. If our risk management and compliance framework prove ineffective, we could suffer unexpected claims or losses, experience reputational harm, and our business financial condition and results of operations could be materially adversely affected.
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

Blucora, Inc. | 2019 Form 10-K 32

If third parties claim that our services infringe upon their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.
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

Blucora, Inc. | 2019 Form 10-K 33

RISKS RELATED TO OUR FINANCING ARRANGEMENTS
We have incurred a significant amount of indebtedness, which may materially and adversely affect our financial condition and future financial results.
We are party to a senior secured credit facility, which consists of a term loan and revolving line of credit for future working capital, capital expenditures and general business purposes. As of December 31, 2019, we had $389.7 million and $10.0 million in principal amount of outstanding indebtedness under the term loan and revolving credit facility, respectively. The final maturity date of the term loan is May 22, 2024. Under the terms of the revolving credit facility, we may borrow up to $65.0 million.
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
Our credit facilities impose certain restrictions on us, including restrictions on our ability to create liens, incur indebtedness and make investments. In addition, our credit facilities include covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. This borrowing, and our ability to repay it, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.
In addition, we or our subsidiaries, may incur additional debt in the future. Any additional debt may result in risks similar to those discussed above or in other risks specific to the credit agreements entered into for those debts.
Our level of indebtedness has increased substantially as a result of the 1st Global Acquisition and is expected to increase further as a result of the pending HKFS Acquisition.
We incurred approximately $125.0 million of additional indebtedness to fund a portion of the purchase price of the 1st Global Acquisition, and the amount of cash required to make principal and interest payments on our outstanding debt has increased by approximately $8.0 million on an annual basis as a result of the increase in our indebtedness. As a result, the demands on our cash resources are significantly greater than prior to the 1st Global Acquisition. In addition, the purchase price of the HKFS Acquisition is expected to be paid with an incremental loan under our existing credit facility that is anticipated to be entered into on or about the time of the closing of the HKFS Acquisition. The increase in our indebtedness may have the effect of, among other things, reducing our flexibility to respond to changing business and economic conditions, reducing funds available for capital expenditures, stock repurchases and other activities and creating competitive disadvantages for us relative to other companies with lower debt levels.
Ultimately, our ability to service our debt obligations will depend on our future performance, which will be affected by financial, business, economic and other factors, including our ability to achieve the expected benefits and cost savings from the 1st Global Acquisition and, if consummated, the HKFS Acquisition. There is no guarantee that we will be able to generate sufficient cash flow to pay our debt service obligations when due. If we are unable to meet our debt service obligations or we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. Our inability to refinance our debt could result in a Material Adverse Effect.

Blucora, Inc. | 2019 Form 10-K 34

Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.
Although we believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. As of December 31, 2019, we had $389.7 million and $10.0 million outstanding under our term loan and revolving credit facility, respectively. Servicing this debt will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to the seasonality of our Tax Preparation segment, as well as other economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Changes in the debt and capital markets, including market disruptions, limited liquidity, an increase in interest rates, changes in our credit rating, and our financial condition and results at such time, among other potential factors, may limit our ability to obtain or increase the cost of financing, as well as the risks of refinancing maturing debt. This may affect our ability to raise needed financing and reduce the amount of cash available to fund our operations, acquisitions, or other growth initiatives. If the debt and capital markets were not available or were constrained, it is not certain if adequate financing options would be available to us on terms and conditions that we would find acceptable, or if we could engage in these activities on desirable terms, which could limit or delay our capital allocation plans or result in a default on our debt obligations.
In addition, we may evaluate complementary acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash and cash equivalents. If we are unable to liquidate our investments when we need liquidity for complementary acquisitions or for other business purposes, we may need to change or postpone such acquisitions or find alternative financing for them. We may seek additional funding through public or private financings, through sales of equity, or through other arrangements. Our ability to raise funds may be materially and adversely affected by a number of factors, including factors beyond our control, such as economic conditions in the markets in which we operate and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. Any sale of a substantial amount of our common stock in the public market, either in the initial issuance or in a subsequent resale, could have a material adverse effect on the market price of our common stock. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could materially harm our business.
OTHER RISKS
Our stock price has been highly volatile and such volatility may continue.
The trading price of our common stock has been highly volatile, and such volatility does not always correspond to fluctuations in the market. Between January 1, 2018 and December 31, 2019, our closing stock price ranged from $19.17 to $40.25. On February 21, 2020, the closing price of our common stock was $21.97. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this Form 10-K and the following:

•	actual or anticipated variations in quarterly and annual results of operations;

•
impairment charges, changes in or loss of material contracts and relationships, dispositions or announcements of complementary acquisitions, or other business developments by us, our partners, or our competitors;

•	changes in executive officers;

•	conditions or trends in the tax preparation or wealth management markets or changes in market share;

•	changes in general conditions in the United States and global economies or financial markets;

•	announcements of technological innovations or new services by us or our competitors;

•	changes in financial estimates or recommendations by securities analysts;

•	disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;

Blucora, Inc. | 2019 Form 10-K 35

•	equity issuances resulting in the dilution of stockholders;

•	the adoption of new regulations or accounting standards;

•	adverse publicity (whether justified or not) with respect to our business; and

•	announcements or publicity relating to litigation or governmental enforcement actions.
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
Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:

•	the inability of any of our businesses to implement business plans and to meet our expectations;

•	the seasonality of our Tax Preparation business and the resulting large quarterly fluctuations in our revenues;

•	variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;

•	the level and mix of total client assets and advisory assets, which are subject to fluctuation based on market conditions and client activity;

•	the mix of revenues generated by existing businesses or other businesses that we develop or acquire;

•	changes in interest rates or reductions in our cash sweep revenue;

•	volatility in stock markets impacting the value of our advisory assets;

•	gains or losses driven by fair value accounting;

•	litigation expenses and settlement costs;

•	misconduct by employees, contractors and/or financial advisors, which is difficult to detect and deter;

•	expenses incurred in finding, evaluating, negotiating, consummating, and integrating acquisitions;

•	impairment or negative performance of the many different industries and counterparties we rely on and are exposed to;

•	any restructuring charges we may incur;

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

Blucora, Inc. | 2019 Form 10-K 36

We cannot assure you we will continue to repurchase shares of our common stock pursuant to our stock repurchase plan.
On March 19, 2019, we announced that our board of directors (the “Board”) authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, our capital allocation policy, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. Any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock. For the year ended December 31, 2019, we repurchased 1.3 million shares of our common stock for an aggregate purchase price of $28.4 million.
Our utilization of our federal NOLs may be severely limited or potentially eliminated.
As of December 31, 2019, we had federal NOLs of $391.9 million that will expire primarily between 2020 and 2037, with the majority of them expiring between 2020 and 2024. We are currently able to offset all of our federal cash tax liabilities with our federal NOLs, but we may not generate sufficient taxable income in future years to utilize all of our federal NOLs prior to their expiration. If our federal NOLs expire unused, their full benefit will not be realized. In addition, in years where our income exceeds our federal NOLs, which we expect to begin occurring in 2022, we will be required to make additional income tax payments.
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
If we are unable to use our federal NOLs before they expire, or if the use of this tax benefit is severely limited or eliminated, there could be a material reduction in the amount of after-tax income and cash flow from operations, and it could have an effect on our ability to engage in certain transactions. For additional discussion regarding our deferred tax assets, see “Our deferred tax assets may not be realized.”
Delaware law and our charter documents may impede or discourage a takeover, which could cause the market price of our shares to decline.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire us, even if a change of control would be beneficial to our existing stockholders. For example, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder. In addition, our certificate of incorporation and bylaws contain provisions that may discourage, delay, or prevent a third party from acquiring us without the consent of our Board, even if doing so would be beneficial to our stockholders. Provisions of our charter documents that could have an anti-takeover effect include:

•	the requirement for supermajority approval by stockholders for certain business combinations;

•	the ability of our Board to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;

•	the ability of our Board to amend or repeal our bylaws;

•	limitations on the removal of directors;

•	limitations on stockholders’ ability to call special stockholder meetings;

•	advance notice requirements for nominating candidates for election to our Board or for proposing matters that can be acted upon by stockholders at stockholder meetings; and

•	certain restrictions in our certificate of incorporation on transfers of our common stock designed to preserve our federal NOLs.

Blucora, Inc. | 2019 Form 10-K 37

Our certificate of incorporation also restricts any person or entity from attempting to transfer our stock, without prior permission from our Board, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent stockholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent stockholder. This amendment provides that any transfer that violates its provisions shall be null and void and would require the purported transferee to, upon our demand, transfer the shares that exceed the five percent limit to an agent designated by us for the purpose of conducting a sale of such excess shares. This provision in our certificate of incorporation may make the acquisition of Blucora more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring Blucora without the approval of our Board.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our principal corporate office is located in Irving, Texas. Our Wealth Management segment operates out of our Irving corporate office and an additional office located in Dallas, Texas (obtained in connection with the 1st Global Acquisition). The headquarters for our Tax Preparation segment is in Cedar Rapids, Iowa.
All of our facilities are leased. In 2019, we signed a new corporate headquarters office lease, which commenced in January 2020. The corporate headquarters building will be located in Coppell, Texas and will replace our Irving corporate office and our additional office located in Dallas. We plan to move into the new corporate headquarters in the second half of 2020.
ITEM 3. Legal Proceedings
See “Item 8. Financial Statements and Supplementary Data—Note 11” for information regarding legal proceedings.
ITEM 4. Mine Safety Disclosures
None.

Blucora, Inc. | 2019 Form 10-K 38

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol “BCOR.” On February 21, 2020, the last reported sale price for our common stock on the NASDAQ Global Select Market was $21.97 per share.
Holders
As of February 21, 2020, there were 332 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.
Share Repurchases
On March 19, 2019, we announced that our Board authorized the repurchase of up to $100.0 million of our common stock. The authorization does not have a specified expiration date. Share repurchase activity for the fourth quarter of 2019 by month was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
October 1-31, 2019	431	$21.18	431	$78,203
November 1-30, 2019	313	$20.87	313	$71,671
December 1-31, 2019	—	$—	—	$71,671
Total	744	$21.05	744
For additional information regarding our stock repurchase program, see “Item 8. Financial Statements and Supplementary Data—Note 12.”

Blucora, Inc. | 2019 Form 10-K 39

ITEM 6. Selected Financial Data
The following data is derived from our audited consolidated financial statements and should be read along with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and notes in “Item 8. Financial Statements and Supplementary Data,” and the other financial information included elsewhere in this report.

		Years Ended December 31,
		2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:	(1) (2)	(In thousands, except per share data)
Revenue:
Wealth management services revenue		$507,979	$373,174	$348,620	$316,546	$—
Tax preparation services revenue		209,966	187,282	160,937	139,365	117,708
Total revenue		717,945	560,456	509,557	455,911	117,708
Operating income (loss)		9	67,677	48,037	37,117	(4,807)
Other loss, net		(16,915)	(15,797)	(44,551)	(39,781)	(12,542)
Income (loss) from continuing operations before income taxes		(16,906)	51,880	3,486	(2,664)	(17,349)
Income tax benefit (expense)		65,054	(311)	25,890	1,285	4,623
Income (loss) from continuing operations		48,148	51,569	29,376	(1,379)	(12,726)
Discontinued operations, net of income taxes	(3)	—	—	—	(63,121)	(27,348)
Net income (loss)		48,148	51,569	29,376	(64,500)	(40,074)
Net income attributable to noncontrolling interests		—	(935)	(2,337)	(658)	—
Net income attributable to Blucora, Inc.		$48,148	$50,634	$27,039	$(65,158)	$(40,074)
Basic net income (loss) per share attributable to Blucora, Inc.:
Continuing operations		$1.00	$0.94	$0.61	$(0.05)	$(0.31)
Discontinued operations	(3)	—	—	—	(1.52)	(0.67)
Basic net income (loss) per share		$1.00	$0.94	$0.61	$(1.57)	$(0.98)
Basic weighted average shares outstanding		48,264	47,394	44,370	41,494	40,959
Diluted net income (loss) per share attributable to Blucora, Inc.:
Continuing operations		$0.98	$0.90	$0.57	$(0.05)	$(0.31)
Discontinued operations	(3)	—	—	—	(1.52)	(0.67)
Diluted net income (loss) per share		$0.98	$0.90	$0.57	$(1.57)	$(0.98)
Diluted weighted average shares outstanding		49,282	49,381	47,211	41,494	40,959

Consolidated Balance Sheet Data:	(1)
Cash, cash equivalents, and investments		$80,820	$84,524	$59,965	$58,814	$66,774
Working capital	(3) (4)	45,611	83,532	47,641	43,480	174,571
Total assets		1,137,572	997,725	1,001,671	1,022,659	1,299,548
Total long-term liabilities	(2) (3) (4)	400,525	316,905	390,495	535,577	656,122
Total stockholders’ equity		643,515	607,595	541,387	417,019	462,284
____________________________

(1)	On December 31, 2015, we acquired HD Vest, a wealth management business that, in combination with 1st Global, was renamed Avantax Wealth Management as part of the Rebranding in 2019.

(2)
On May 6, 2019, we acquired 1st Global, a tax-focused wealth management company. The purchase price was partially paid for using the proceeds from a $125.0 million increase in the term loan under our credit agreement. The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition.

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

(4)
As of December 31, 2016, our convertible senior notes were classified as a long-term liability with an outstanding balance, net of discount and issuance costs, of $164.2 million. We redeemed the convertible senior notes in June 2017.

Blucora, Inc. | 2019 Form 10-K 40

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
You should read the following discussion and analysis in conjunction with the Selected Financial Data and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section titled “Risk Factors.”
In addition, the following discussion and analysis compares our financial condition and results of operations for the year ended December 31, 2019 to the year ended December 31, 2018. For a discussion of the financial condition and results of operations for the year ended December 31, 2018 compared to the year ended December 31, 2017, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2018 that was filed with the Securities and Exchange Commission on March 1, 2019.
Introduction and Company History
Blucora (the “Company,” “Blucora,” “we,” “our,” or “us”) operates two primary businesses: a Wealth Management business and a digital Tax Preparation business. The Wealth Management business consists of the operations of Avantax Wealth Management (“Avantax,” the “Wealth Management business,” or the “Wealth Management segment”), which provides tax-focused wealth management solutions for financial advisors, tax preparers, certified public accounting firms, and their clients. The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
On May 6, 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company, for a cash purchase price of $180.0 million (the “1st Global Acquisition”). The 1st Global Acquisition was strategically important as it expands our presence as the leading tax-focused independent broker-dealer while also providing the scale to compete more broadly in the wealth management market. The purchase price was paid with a combination of (i) cash on hand and (ii) the proceeds from a $125.0 million increase in the term loan under our credit agreement. The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition.
Following an evaluation of the Tax Preparation business’s strategic initiatives, including which aspects of the Tax Preparation business were considered non-core strategies, on September 4, 2019, we completed the disposition of all of the issued and outstanding stock of SimpleTax for proceeds of $9.6 million. This amount was received in the third quarter of 2019, resulting in a $3.3 million gain on sale for the year ended December 31, 2019. Prior to its sale, SimpleTax was a component of our Tax Preparation business.
On September 9, 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the “Rebranding”). In connection with the Rebranding, HD Vest (which comprised all of the Wealth Management business prior to the 1st Global Acquisition) was renamed Avantax Wealth Management in mid-September 2019, and 1st Global converted in late October 2019. The Rebranding is designed to bring broader awareness to our Tax-Smart wealth management approach, providing tax-focused wealth management advice with technology-advantaged tools, allowing our financial advisors to easily provide Tax-Smart wealth solutions to their clients.
For a further discussion of Blucora’s businesses and history, see “Business” in Part I, Item 1 of this Form 10-K.
Recent Developments
HKFS Acquisition
On January 6, 2020, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Honkamp Krueger Financial Services, Inc. (“HKFS”), the selling stockholders named therein (the “Sellers”), and

Blucora, Inc. | 2019 Form 10-K 41

JRD Seller Representative, LLC, pursuant to which we agreed to acquire all of the issued and outstanding common stock of HKFS for a cash purchase price of $160 million (the “HKFS Acquisition”). HKFS is a registered investment advisor and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services. The purchase price is expected to be paid with an incremental loan under the Senior Secured Credit Facility (as defined herein), which is anticipated to be entered into on or about the time of the closing of the HKFS Acquisition. The HKFS Acquisition is expected to close around the end of the first quarter, subject to customary closing conditions. The HKFS Acquisition was not reflected in our consolidated financial statements for the year ended December 31, 2019. For additional information, see “Item 8. Financial Statements and Supplementary Data—Note 18.”
Leadership Changes
On January 6, 2020, Davinder Athwal resigned from his roles as Chief Financial Officer and Principal Financial Officer of the Company, while agreeing to stay on with the Company until January 31, 2020. In connection with Mr. Athwal’s resignation, Stacy Murray, who serves as the Company’s Principal Accounting Officer through her position as Chief Accounting Officer, assumed the duties of serving as the Company’s Principal Financial Officer in an interim capacity.
On January 10, 2020, John Clendening, who served as our President and Chief Executive Officer, and also as a member of the Board, departed from his roles as an officer, employee, and director of the Company.
On January 30, 2020, the Company announced that the Board appointed Christopher W. Walters to serve as the Company’s President and Chief Executive Officer, effective January 30, 2020, with Mr. Walters continuing to serve as a member of the Board following his appointment as President and Chief Executive Officer.
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

Blucora, Inc. | 2019 Form 10-K 42

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
Revenue:
Wealth Management	$507,979	$373,174	$134,805	36%
Tax Preparation	209,966	187,282	22,684	12%
Total revenue	717,945	560,456	157,489	28%
Operating income:
Wealth Management	68,292	53,053	15,239	29%
Tax Preparation	96,249	87,249	9,000	10%
Corporate-level activity	(164,532)	(72,625)	(91,907)	127%
Total operating income	$9	$67,677	$(67,668)	(100)%
For the year ended December 31, 2019 compared to the year ended December 31, 2018, operating income decreased $67.7 million, consisting of a $225.2 million increase in operating expenses, partially offset by a $157.5 million increase in revenue.
Revenue increased $157.5 million due to increases of $134.8 million and $22.7 million in revenue related to our Wealth Management and Tax Preparation businesses, respectively, as discussed in the following “Segment Revenue/Operating Income” section. The increase in Wealth Management revenue included approximately $114.8 million in revenue from 1st Global.
Operating expenses increased $225.2 million primarily due to $110.7 million of incremental Wealth Management operating expenses contributed by 1st Global. Operating expenses also increased due to a $91.9 million increase in corporate-level expenses, which included a $50.9 million intangible asset impairment in connection with the Rebranding, as well as $25.8 million in acquisition and integration costs primarily due to the 1st Global Acquisition.
SEGMENT REVENUE/OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and include certain reconciling items attributable to our segments. We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment. Segment information appearing in “Item 8. Financial Statements and Supplementary Data—Note 5” is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition-related costs, depreciation, amortization of acquired intangible assets, restructuring, other loss, net, and income taxes to segment operating results. Rather, we analyze such general and administrative costs separately under the heading “Corporate-level activity.”

Blucora, Inc. | 2019 Form 10-K 43

Wealth Management

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
Revenue	$507,979	$373,174	$134,805	36%
Operating income	$68,292	$53,053	$15,239	29%
Segment margin	13%	14%
For the year ended December 31, 2019 compared to the year ended December 31, 2018, Wealth Management operating income increased $15.2 million due to a $134.8 million increase in revenue partially offset by a $119.6 million increase in operating expenses.

•
Wealth Management revenue increased $134.8 million due to the addition of $114.8 million in revenue from 1st Global, as well as $11.6 million and $7.2 million in increased advisory revenue and asset-based revenue, respectively, from our legacy business.

•
Wealth Management operating expenses increased $119.6 million due to incremental expenses of $104.8 million from 1st Global. In addition, we experienced increased cost of revenue in our legacy business, primarily due to an increase in commissions and advisory fees paid to our financial advisors.

Sources of revenue
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

(In thousands, except percentages)			Years Ended December 31,		Change
	Sources of Revenue	Primary Drivers	2019	2018	$	%
Advisor-driven	Commission	- Transactions - Asset levels - Product mix	$191,050	$164,201	$26,849	16%
	Advisory	- Advisory asset levels	252,367	164,353	88,014	54%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	48,182	31,456	16,726	53%
	Transaction and fee	- Account activity - Number of clients - Number of advisors - Number of accounts	16,380	13,164	3,216	24%
	Total revenue		$507,979	$373,174	$134,805	36%
	Total recurring revenue		$422,128	$303,117	$119,011	39%
	Recurring revenue rate		83.1%	81.2%
Recurring revenue consists of trailing commissions, advisory fees, fees from cash sweep programs, and certain transaction and fee revenue, all as described further under the headings “Commission revenue,” “Advisory revenue,” “Asset-based revenue,” and “Transaction and fee revenue,” respectively. Certain recurring revenues are associated with asset balances and fluctuate depending on market values and current interest rates. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, we believe recurring revenue is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

Blucora, Inc. | 2019 Form 10-K 44

Business metrics

(In thousands, except percentages and as otherwise indicated)	Years Ended December 31,		Change
	2019	2018	$	%
Total Client Assets	$70,644,385	$42,249,055	$28,395,330	67%
Brokerage Assets	$43,015,221	$29,693,650	$13,321,571	45%
Advisory Assets	$27,629,164	$12,555,405	$15,073,759	120%
Advisory assets as a percentage of total client assets	39.1%	29.7%
Number of advisors (in ones)	3,984	3,593	391	11%
Advisor-driven revenue per advisor	111.3	91.4	19.9	22%
Total client assets (“total client assets”) includes assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts, annuities, and mutual fund positions held directly with fund companies. These assets are not reported on the consolidated balance sheets.
Advisory assets (“advisory assets”) includes external client assets for which we provide investment advisory and management services, typically as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee based on the value of the advisory assets for each advisory client. These assets are not reported on the consolidated balance sheets.
Brokerage assets represents the difference between total client assets and advisory assets.
As a result of the 1st Global Acquisition in May 2019, we obtained $20.0 billion of total client assets, $11.4 billion of advisory assets, and approximately 800 advisors from 1st Global.
Commission revenue. The Wealth Management segment generates two types of commissions: (1) transaction-based commissions and (2) trailing commissions. Transaction-based commissions, which occur when clients trade securities or purchase investment products, represent gross commissions generated by our financial advisors. The level of transaction-based commissions can vary from period-to-period based on the overall economic environment, number of trading days in the reporting period, market volatility, interest rate fluctuations, and investment activity of our financial advisors’ clients. We earn trailing commissions (a commission or fee that is paid periodically over time) on certain mutual funds and variable annuities held by clients. Trailing commissions are recurring in nature and are based on the market value of investment holdings in trail-eligible assets. Our commission revenue, by product category and by type of commission revenue, was as follows:

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
By product category:
Mutual funds	$90,407	$87,624	$2,783	3%
Variable annuities	63,420	51,199	12,221	24%
Insurance	19,282	14,160	5,122	36%
General securities	17,941	11,218	6,723	60%
Total commission revenue	$191,050	$164,201	$26,849	16%
By type of commission:
Transaction-based	$82,604	$67,350	$15,254	23%
Trailing	108,446	96,851	11,595	12%
Total commission revenue	$191,050	$164,201	$26,849	16%
For the year ended December 31, 2019 compared to the year ended December 31, 2018:

•	Transaction-based commission revenue increased $15.3 million, primarily due to approximately $13.4 million of transaction-based commission revenue from 1st Global; and

Blucora, Inc. | 2019 Form 10-K 45

•
Trailing commission revenue increased $11.6 million, primarily due to approximately $13.2 million of trailing commission revenue from 1st Global, partially offset by the conversion of certain client assets to lower expense share classes.

Advisory revenue. Advisory revenue primarily includes fees charged to clients in advisory accounts in which Avantax is the Registered Investment Advisor (“RIA”) and is based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed and, accordingly, the revenues earned in the following three-month period. The majority of our accounts are billed in advance using values as of the last business day of the prior calendar quarter.
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue due to advisory fees being billed in advance. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets.
The activity within our advisory assets was as follows:

(In thousands)	Years Ended December 31,
	2019	2018
Balance, beginning of the period	$12,555,405	$12,530,165
Net increase in new advisory assets	997,968	957,252
Inflows from the 1st Global Acquisition	11,397,301	—
Market impact and other	2,678,491	(932,012)
Balance, end of the period	$27,629,165	$12,555,405
Advisory revenue	$252,367	$164,353
Average advisory fee rate	118 bps	127 bps
For the year ended December 31, 2019 compared to the year ended December 31, 2018, advisory revenue increased by $88.0 million, including approximately $76.4 million resulting from the 1st Global Acquisition, as well as $11.6 million from our existing business. These revenue increases were primarily due to a $15.1 billion increase in advisory assets (including $11.4 billion in asset inflows from the 1st Global Acquisition), partially offset by a decrease in the average advisory fee rate, primarily due to the lower advisory fee structure of 1st Global, which was in effect for most of 2019.
Asset-based revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues.
For the year ended December 31, 2019 compared to the year ended December 31, 2018, asset-based revenue increased $16.7 million (including approximately $9.6 million from 1st Global), primarily from higher cash sweep revenues following changes in our cash sweep program, increases in interest rates, and higher asset balances.
Transaction and fee revenue. Transaction and fee revenue primarily includes support fees charged to advisors, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
For the year ended December 31, 2019 compared to the year ended December 31, 2018, transaction and fee revenue increased $3.2 million (including approximately $2.3 million of revenues from 1st Global), primarily due to an increase in fees charged to advisors.

Blucora, Inc. | 2019 Form 10-K 46

Tax Preparation

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
Revenue	$209,966	$187,282	$22,684	12%
Operating income	$96,249	$87,249	$9,000	10%
Segment margin	46%	47%
For the year ended December 31, 2019 compared to the year ended December 31, 2018, Tax Preparation operating income increased $9.0 million due to a $22.7 million increase in revenue partially offset by a $13.7 million increase in operating expenses.

•
Tax Preparation revenue increased $22.7 million, almost entirely due to an increase in consumer revenue as a result of price increases and a shift in product mix toward higher-priced products. While consumer e-files decreased 17%, this decrease was primarily due to a decrease in unpaid filers; and

•
Tax Preparation operating expenses increased $13.7 million primarily due to an increase in personnel costs supporting product development, an increase in software development expenses, and higher sales and marketing consulting efforts, partially offset by reduced media spend.

Sources of revenue
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
Revenue by category was as follows:

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
Consumer	$195,004	$172,207	$22,797	13%
Professional	14,962	15,075	(113)	(1)%
Total revenue	$209,966	$187,282	$22,684	12%
We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and digital services. We consider the volume of e-files to be an important non-financial metric in measuring the performance of the consumer side of the Tax Preparation business.
We measure our professional tax preparer customers using three metrics: (1) the number of accepted federal tax e-files made through our software, (2) the number of units sold, and (3) the number of e-files per unit sold. We consider growth in these areas to be important in measuring the performance of the professional tax preparer side of the Tax Preparation business.

Blucora, Inc. | 2019 Form 10-K 47

Consumer and professional metrics were as follows:

(In thousands, except percentages and as	Years Ended December 31,		Change
otherwise indicated)	2019	2018	$	%
Consumer:
Consumer e-files (1)	3,239	3,896	(657)	(17)%
Professional:
Professional e-files	2,011	1,916	95	5%
Units sold (in ones)	20,746	20,719	27	—%
Professional e-files per unit sold (in ones)	96.9	92.5	4.4	4.8%
____________________________

(1)
We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Free File Alliance e-files are included within consumer e-files above.

For the year ended December 31, 2019 compared to the year ended December 31, 2018, consumer e-files decreased 17% primarily due to a decrease in unpaid filers, while maintaining a stable number of monetized filers.
Corporate-Level Activity
Certain corporate-level activity, including certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, intangible asset impairment, and restructuring, is not allocated to our segments.
Corporate level activity by category is as follows:

(In thousands)	Years Ended December 31,		Change
	2019	2018	$	%
Operating expenses	$(27,361)	$(20,495)	$(6,866)	34%
Stock-based compensation	(16,300)	(13,253)	(3,047)	23%
Acquisition and integration costs	(25,763)	—	(25,763)	N/A
Depreciation	(6,851)	(5,003)	(1,848)	37%
Amortization of acquired intangible assets	(37,357)	(33,586)	(3,771)	11%
Impairment of intangible asset	(50,900)	—	(50,900)	N/A
Restructuring	—	(288)	288	(100)%
Total corporate-level activity	$(164,532)	$(72,625)	$(91,907)	127%
For the year ended December 31, 2019 compared to the year ended December 31, 2018, corporate-level activity increased $91.9 million primarily due to the following factors:

•	an increase in operating expenses primarily due to increases in headcount as a result of strategic initiatives;

•
an increase in stock-based compensation, primarily due to the impact from 1st Global, partially offset by a reduction in stock-based compensation for 2019 due to forfeitures as a result of executive departures;

•	acquisition and integration costs for 2019, primarily related to the 1st Global Acquisition;

•
an increase in depreciation expense, primarily due to increased amortization from depreciable assets acquired from 1st Global and internally-developed software fixed assets capitalized in 2019 and the latter part of 2018;

•	an increase in amortization expense, primarily due to increased amortization from intangible assets obtained in the 1st Global Acquisition; and

•	an impairment charge of $50.9 million related to the HD Vest trade name intangible asset following the Rebranding.

Blucora, Inc. | 2019 Form 10-K 48

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
Wealth management services cost of revenue	$352,081	$253,580	$98,501	39%
Tax preparation services cost of revenue	10,691	10,040	651	6%
Amortization of acquired technology	—	99	(99)	(100)%
Total cost of revenue	$362,772	$263,719	$99,053	38%
Percentage of revenue	51%	47%
Cost of revenue consists of costs related to our Wealth Management and Tax Preparation businesses, which include commissions and advisory fees paid to financial advisors, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation. Cost of revenue also includes the amortization of acquired technology.
For the year ended December 31, 2019 compared to the year ended December 31, 2018, cost of revenue increased $99.1 million primarily due to the following factors:

•
a $98.5 million increase in Wealth Management services cost of revenue, primarily due to an increase in commissions and advisory fees paid to our financial advisors, including approximately $80.0 million of commissions paid to 1st Global advisors; and

•	a $0.7 million increase in Tax Preparation services cost of revenue, primarily due to an increase in data center costs.
Engineering and Technology

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
Engineering and technology	$30,931	$19,332	$11,599	60%
Percentage of revenue	4%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses, the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
For the year ended December 31, 2019 compared to the year ended December 31, 2018, engineering and technology expenses increased $11.6 million, primarily due to higher headcount and consulting expenses in our Tax Preparation business, as well as approximately $2.6 million of costs from 1st Global, partially offset by a decrease resulting from clearing firm conversion costs we recognized for 2018.
Sales and Marketing

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
Sales and marketing	$126,205	$111,361	$14,844	13%
Percentage of revenue	18%	20%
Sales and marketing expenses primarily consist of personnel expenses, the cost of temporary help and contractors, marketing expenses associated with our Wealth Management business and Tax Preparation business, and back office processing support expenses for our Wealth Management business.

Blucora, Inc. | 2019 Form 10-K 49

For the year ended December 31, 2019 compared to the year ended December 31, 2018, sales and marketing expenses increased $14.8 million primarily due to:

•	Higher expenses in our Wealth Management business, including approximately $14.1 million of costs from 1st Global; and

•	Higher consulting efforts and headcount in our Tax Preparation business.
These increases were partially offset by reduced media spend in our Tax Preparation business, a decrease in costs related to our transition to a new clearing firm clearing firm that was completed in 2018, and lower stock-based compensation costs.
General and Administrative

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
General and administrative	$78,529	$60,124	$18,405	31%
Percentage of revenue	11%	11%
General and administrative (“G&A”) expenses primarily consist of personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the year ended December 31, 2019 compared to the year ended December 31, 2018, G&A expenses increased $18.4 million primarily due to an increase in personnel costs related to increases in headcount and stock-based compensation (including $8.1 million of costs from 1st Global), partially offset by a decrease in prior period consulting expenses primarily related to strategic initiatives.
Acquisition and Integration

Year Ended
(In thousands, except percentages)	December 31, 2019
Employee-related expenses	$5,241
Professional services	17,752
Other expenses	2,770
Total	$25,763
Percentage of revenue	4%
Acquisition and integration expenses were primarily related to the 1st Global Acquisition and consist of employee-related expenses, professional services fees, and other expenses. We did not incur acquisition and integration expenses for the years ended December 31, 2018 and 2017.
Depreciation, Amortization of Acquired Intangible Assets, and Impairment of an Intangible Asset

(In thousands, except percentages)	Years Ended December 31,		Change
	2019	2018	$	%
Depreciation	$5,479	$4,468	$1,011	23%
Amortization of acquired intangible assets	37,357	33,487	3,870	12%
Impairment of goodwill and intangible assets	50,900	—	50,900	N/A
Total	$93,736	$37,955	$55,781	147%
Percentage of revenue	13%	7%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of client, advisor, and sponsor relationships, which are amortized over their estimated lives.

Blucora, Inc. | 2019 Form 10-K 50

For the year ended December 31, 2019 compared to the year ended December 31, 2018, amortization expense increased $3.9 million primarily due to the amortization of advisor relationships acquired in the 1st Global Acquisition. In connection with the Rebranding, the Company evaluated the HD Vest trade name indefinite-lived asset by performing a quantitative impairment test of that intangible asset. The quantitative impairment test determined that the carrying value of the HD Vest trade name exceeded its fair value. As a result, we recognized an impairment charge of $50.9 million on the “Impairment of intangible asset” line on the consolidated statement of comprehensive income for the year ended December 31, 2019.
Other Loss, Net

(In thousands)	Years Ended December 31,		Change
	2019	2018	$	%
Interest expense	$19,017	$15,610	$3,407	22%
Loss on debt extinguishment and amortization of debt issuance costs	1,042	2,367	(1,325)	(56)%
Accretion of debt discounts	228	163	65	40%
Interest income	(449)	(349)	(100)	29%
Gain on sale of a business	(3,256)	—	(3,256)	N/A
Other	333	(1,994)	2,327	(117)%
Other loss, net	$16,915	$15,797	$1,118	7%
For the year ended December 31, 2019 compared to the year ended December 31, 2018, other loss, net, increased $1.1 million primarily due to the following factors:

•
a $3.4 million increase in interest expense due to higher outstanding debt balances as a result of the $125.0 million increase in the term loan under the Senior Secured Credit Facility (as defined herein) in the second quarter of 2019;

•
a $3.3 million gain on the sale of SimpleTax, which was a provider of digital tax preparation services in Canada, that we recognized in 2019 and included in “Gain on sale of a business” in the above table;

•	a $2.1 million gain on the sale of an investment that we recognized in 2018 and is included in “Other” in the above table; and

•	a loss on debt extinguishment related to debt prepayments that we recognized in 2018.
Income Taxes
For 2019, we recorded income tax benefit of $65.1 million. Our effective income tax rate differed from the 21% statutory rate in 2019 primarily due to a $56.9 million tax benefit related to the partial release of valuation allowances and $4.1 million in excess tax benefits (windfalls) for stock compensation.
At December 31, 2019, we had deferred tax assets recorded for gross temporary differences representing future tax deductions of $593.4 million, primarily comprised of $391.9 million of federal net operating loss carryforwards and $109.3 million of federal capital loss carryforwards. We currently estimate that approximately $77.3 million and $20.8 million of federal net operating loss carryforwards will expire in 2020 and 2021, respectively, and $106.3 million of federal capital loss carryforwards will expire in 2021. We recorded a valuation allowance against deferred tax assets related to the federal net operating and capital loss carryforwards that are anticipated to expire unutilized. The ultimate realization of our deferred tax assets depends on our ability to generate future taxable income. Our actual future taxable income may differ from our projected taxable income as a result of differences in pre-tax income, as well as future originating book-tax differences, including excess tax benefits (windfalls) for stock compensation, which, due to inherent uncertainty, we do not forecast. In the future, if we determine more or less of the recognized net deferred tax assets is more likely than not to be realized, we will record a charge or benefit to the income statement to account for the further change in valuation allowance.

Blucora, Inc. | 2019 Form 10-K 51

Given that we have released a large portion of valuation allowances associated with our NOLs during the 2019 fiscal year, we expect to have a higher annual effective tax rate for 2020, estimated at approximately 30%.
For 2018, we recorded income tax expense of $0.3 million. Our effective income tax rate differed from the 21% statutory rate in 2018 primarily due to the reversal of valuation allowances previously recorded for net operating losses used to offset current income tax expense, and the effect of state income taxes.

Blucora, Inc. | 2019 Form 10-K 52

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, restructuring, other loss, net, net income attributable to noncontrolling interests, acquisition and integration costs, income tax expense (benefit), and the impairment of an intangible asset. Restructuring costs relate to the move of our corporate headquarters that was completed in 2018. Acquisition and integration costs primarily relate to the 1st Global Acquisition. The impairment of an intangible asset relates to the impairment of the HD Vest trade name intangible asset following the Rebranding.
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
A reconciliation of our Adjusted EBITDA to net income attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Years Ended December 31,
	2019	2018	2017
Net income attributable to Blucora, Inc.	$48,148	$50,634	$27,039
Stock-based compensation	16,300	13,253	11,653
Depreciation and amortization of acquired intangible assets	44,208	38,589	38,139
Restructuring	—	288	3,101
Other loss, net	16,915	15,797	44,551
Net income attributable to noncontrolling interests	—	935	2,337
Acquisition and integration costs	25,763	—	—
Income tax expense (benefit)	(65,054)	311	(25,890)
Impairment of intangible asset	50,900	—	—
Adjusted EBITDA	$137,180	$119,807	$100,930
Non-GAAP net income and non-GAAP net income per share
We define non-GAAP net income as net income attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets (including acquired technology), the impairment of an intangible asset, accretion and write-off of debt discount and debt issuance costs on previous debt, gain on the sale of a business, acquisition- and integration-related costs, restructuring costs, net income attributable to noncontrolling interests, the related cash tax impact of those adjustments, and non-cash income taxes. The write-off of debt discount and debt issuance costs on our formerly outstanding convertible senior notes and the closed TaxAct - HD Vest 2015 credit facility related to the debt refinancing that occurred in the second quarter of 2017. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP

Blucora, Inc. | 2019 Form 10-K 53

net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income and non-GAAP net income per share should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income and GAAP net income per share. Other companies may calculate these non-GAAP measures differently, and, therefore, our non-GAAP net income and non-GAAP net income per share may not be comparable to similarly titled measures of other companies.
A reconciliation of our non-GAAP net income and non-GAAP net income per share to net income attributable to Blucora, Inc. and net income per share attributable to Blucora, Inc., respectively, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Years Ended December 31,
	2019	2018	2017
Net income attributable to Blucora, Inc.	$48,148	$50,634	$27,039
Stock-based compensation	16,300	13,253	11,653
Amortization of acquired intangible assets	37,357	33,586	34,002
Impairment of intangible asset	50,900	—	—
Accretion and write-off of debt discount and debt issuance costs on previous debt	—	—	17,875
Gain on sale of a business	(3,256)	—	—
Acquisition and integration costs	25,763	—	—
Restructuring costs	—	288	3,101
Net income attributable to noncontrolling interests	—	935	2,337
Cash tax impact of adjustments to GAAP net income	(2,396)	(2,257)	(6)
Non-cash income tax benefit	(68,618)	(2,403)	(26,853)
Non-GAAP net income	$104,198	$94,036	$69,148

Per diluted share:
Net income attributable to Blucora, Inc. (1)	$0.98	$0.90	$0.57
Stock-based compensation	0.33	0.27	0.25
Amortization of acquired intangible assets	0.76	0.68	0.72
Impairment of intangible asset	1.03	—	—
Accretion and write-off of debt discount and debt issuance costs on previous debt	—	—	0.37
Gain on sale of a business	(0.07)	—	—
Acquisition and integration costs	0.52	—	—
Restructuring	—	0.01	0.07
Net income attributable to noncontrolling interests	—	0.14	0.05
Cash tax impact of adjustments to GAAP net income	(0.05)	(0.05)	—
Non-cash income tax benefit	(1.39)	(0.05)	(0.57)
Non-GAAP net income	$2.11	$1.90	$1.46
Weighted average shares outstanding used in calculating Non-GAAP net income per share	49,282	49,381	47,211
____________________________

(1)
Any difference in “per diluted share” between this table and the consolidated statements of comprehensive income is due to using different weighted average shares outstanding in the event that there is GAAP net loss but non-GAAP net income and vice versa.

Blucora, Inc. | 2019 Form 10-K 54

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2019, we had cash and cash equivalents of $80.8 million. Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax’s operations. As of December 31, 2019, Avantax met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in high quality marketable investments, which primarily consist of money market funds invested in securities issued by agencies of the U.S. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly held corporations, as well as commercial paper, and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at December 31, 2019 had minimal default risk and short-term maturities.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, capital expenditures, business combinations that enhance our strategic position, and share repurchases under our share repurchase program. We plan to finance our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months largely through cash and cash equivalents. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and we may be required to draw on our revolving credit facility or increase the principal amount of our term loan to meet our capital requirements. Since our results of operations are sensitive to various factors, including, among others, the level of competition we face, regulatory and legal impacts, and political and economic conditions, such factors could adversely affect our liquidity and capital resources. For further discussion of the risks to our business related to liquidity, see “Item 1A. Risk Factors” under the heading “Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.”
We may use our cash and cash equivalents in the future to invest in our current businesses, for repayment of debt, for acquiring companies or assets, for stock buybacks, for returning capital to stockholders, or for other utilizations that we deem to be in the best interests of stockholders.
Indebtedness
In May 2017, we entered into a credit agreement with a syndicate of lenders that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (as amended, the “Senior Secured Credit Facility”). After we increased the outstanding principal amount of the Term Loan by $125.0 million to finance the 1st Global Acquisition, the Senior Secured Credit Facility provides for up to $565.0 million of borrowings, consisting of a committed $65.0 million under the Revolver and a $500.0 million Term Loan that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Senior Secured Credit Facility are guaranteed by certain of Blucora’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries.
At December 31, 2019, there were $399.7 million in outstanding borrowings under the Senior Secured Credit Facility, including $389.7 million and $10.0 million in principal amount outstanding under the Term Loan and the Revolver, respectively. Based on aggregate loan commitments as of December 31, 2019, approximately $165.3 million was available for future borrowing under the Senior Secured Credit Facility.
In connection with the previously announced HKFS Acquisition, we expect to pay the purchase price of $160.0 million with an incremental loan under the Senior Secured Credit Facility that is anticipated to be entered into on or about the time of the closing of the HKFS Acquisition, which is expected to close after all closing conditions are met. In addition, we plan to pay off the outstanding balance of the Revolver prior to closing.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 3.00% for Eurodollar Rate loans and 2.00% for ABR loans.

Blucora, Inc. | 2019 Form 10-K 55

Commencing December 31, 2019, principal payments of the Term Loan are due on a quarterly basis in an amount equal to $312,500 (subject to reduction for prepayments), with the remaining principal amount due on the maturity date of May 22, 2024. We have the right to prepay the Term Loan and outstanding amounts under the Revolver without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments on the Term Loan are subject to certain prepayment minimums. We may be required to make annual prepayments on the Term Loan in an amount equal to a percentage of excess cash flow of the Company during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Senior Secured Credit Facility agreement) for such fiscal year. For the year ended December 31, 2019, we made prepayments of $0.3 million towards the Term Loan. For the year ended December 31, 2018, we made prepayments of $80.0 million towards the Term Loan.
Depending on our Consolidated First Lien Net Leverage Ratio (as defined in the Senior Secured Credit Facility agreement), the applicable interest rate margin on the Revolver is 2.75% to 3.25% for Eurodollar Rate loans and 1.75% to 2.25% for ABR loans. Interest is payable at the end of each interest period.
Share Repurchase Plan
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. In addition, any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock. For the year ended December 31, 2019, we repurchased 1.3 million shares of our common stock for an aggregate purchase price of $28.4 million.
Contractual Obligations and Commitments
Our contractual obligations and commitments are as follows for years ending December 31:

(In thousands)	2020	2021	2022	2023	2024	Thereafter	Total
Operating lease commitments:
Operating lease obligations (1) (2)	$3,715	$2,275	$4,714	$4,817	$4,919	$35,418	$55,858
Sublease income	(991)	—	—	—	—	—	(991)
Net operating lease commitments	2,724	2,275	4,714	4,817	4,919	35,418	54,867
Purchase commitments	14,759	6,866	5,150	3,244	1,500	5,625	37,144
Debt commitment—Term Loan	1,250	1,250	1,250	1,250	384,688	—	389,688
Debt commitment—Revolver	10,000	—	—	—	—	—	10,000
Interest payable	19,507	19,126	18,920	18,757	7,793	—	84,103
Total	$48,240	$29,517	$30,034	$28,068	$398,900	$41,043	$575,802
____________________________

(1)
Operating lease obligations include obligations due to short-term leases. In accordance with the short-term lease practical expedient in Accounting Standards Codification 842, Leases, we do not record a lease liability for short-term leases.

(2)
Operating lease obligations include obligations relating to our new corporate headquarters office lease, which will be located in Coppell, TX. The corporate headquarters building will replace our Irving, Texas corporate office and our additional office located in Dallas, TX. Lease payments will commence in August 2021 and end in June 2033, and will result in $45.3 million in undiscounted lease payments during this time period.

The contractual obligations and commitments table presented above does not reflect unrecognized tax benefits of approximately $6.3 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits, see “Item 8. Financial Statements and Supplementary Data—Note 16.”
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.

Blucora, Inc. | 2019 Form 10-K 56

Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Years Ended December 31,
	2019	2018	Change ($)
Net cash provided by operating activities	$92,804	$105,548	$(12,744)
Net cash used by investing activities	(169,594)	(7,633)	(161,961)
Net cash provided (used) by financing activities	77,836	(74,804)	152,640
Net cash provided by continuing operations	1,046	23,111	(22,065)
Effect of exchange rate changes on cash and cash equivalents	38	(56)	94
Net increase in cash, cash equivalents, and restricted cash	$1,084	$23,055	$(21,971)
Net cash from operating activities
Net cash from the operating activities of continuing operations consists of net income, offset by certain non-cash adjustments, and changes in our working capital. Operating cash flows and changes in working capital were as follows:

(In thousands)	Years Ended December 31,
	2019	2018	Change ($)
Net income	$48,148	$51,569	$(3,421)
Non-cash adjustments	47,032	51,406	(4,374)
Operating cash flows before working capital	95,180	102,975	(7,795)
Changes in working capital	(2,376)	2,573	(4,949)
Net cash provided by operating activities	$92,804	$105,548	$(12,744)
Net cash provided by operating activities for 2019 included $95.2 million of operating cash flows before working capital and $2.4 million of working capital changes. For the year ended December 31, 2019 compared to the year ended December 31, 2018, the $7.8 million decrease in operating cash flows before working capital was primarily due to acquisition and integration costs incurred in 2019, partially offset by increases in operating income from our Wealth Management and Tax Preparation businesses. The changes in working capital for 2019 were primarily due to the reduction of deferred revenue assumed in the 1st Global Acquisition, partially offset by the reduction in prepaid expenses acquired in the 1st Global Acquisition.
Net cash provided by operating activities for 2018 included $103.0 million of operating cash flows before working capital and $2.6 million of working capital changes. The working capital contribution was primarily driven by clearing firm conversion incentives and the timing of accruals.
Net cash from investing activities
Net cash from investing activities of continued operations primarily consists of cash outlays for business acquisitions, transactions (purchases of and proceeds from sales and maturities) related to our investments, and purchases of property and equipment. Our investing activities tend to fluctuate from period-to-period primarily based upon the level of acquisition activity. Investing cash flows were as follows:

(In thousands)	Years Ended December 31,
	2019	2018	Change
Business acquisition, net of cash acquired	$(166,560)	$—	$(166,560)
Purchases of property and equipment	(10,501)	(7,633)	(2,868)
Proceeds from sale of a business, net of cash	7,467	—	7,467
Net cash used by investing activities	$(169,594)	$(7,633)	$(161,961)
Net cash used by investing activities for 2019 consisted of $166.6 million of cash spent in connection with the 1st Global Acquisition and $10.5 million in purchases of property and equipment, partially offset by $7.5 million in net proceeds received from the sale of SimpleTax.

Blucora, Inc. | 2019 Form 10-K 57

Net cash used by investing activities for 2018 consisted of $7.6 million in purchases of property and equipment.
Net cash from financing activities
Net cash from the financing activities of continuing operations primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period-to-period based upon our financing needs. Financing cash flows were as follows:

(In thousands)	Years Ended December 31,
	2019	2018	Change
Proceeds from credit facilities, net of debt issuance costs and debt discount	$131,489	$—	$131,489
Payments on credit facilities	(313)	(80,000)	79,687
Stock repurchases	(28,399)	—	(28,399)
Payment of redeemable noncontrolling interests	(24,945)	—	(24,945)
Proceeds from stock option exercises	4,387	12,773	(8,386)
Proceeds from issuance of stock through employee stock purchase plan	2,212	2,100	112
Tax payments from shares withheld for equity awards	(5,652)	(8,362)	2,710
Contingent consideration payments for business acquisition	(943)	(1,315)	372
Net cash provided (used) by financing activities	$77,836	$(74,804)	$152,640
Net cash provided by financing activities in 2019 primarily consisted of $131.5 million of additional borrowings under the Senior Secured Credit Facility to finance the 1st Global Acquisition and $6.6 million of combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were partially offset by cash outflows of $28.4 million for share repurchases, $24.9 million to settle redeemable noncontrolling interests related to the acquisition of HD Vest in 2015, and $5.7 million in tax payments from shares withheld for equity awards.
Net cash used by financing activities for 2018 primarily consisted of prepayments of $80.0 million towards the Term Loan under the Senior Secured Credit Facility, $8.4 million in tax payments from shares withheld for equity awards, and $1.3 million in contingent consideration paid related to the acquisition of SimpleTax. These cash outflows were offset by $14.9 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan.
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
The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. We believe the following critical accounting policies involve the more significant judgments and estimates used in the preparation of our consolidated financial statements, and we continually update and assess the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in our financial statements. These critical accounting estimates are also described in "Item 8. Financial Statements and Supplementary Data—Note 2.“

Blucora, Inc. | 2019 Form 10-K 58

Wealth management revenue recognition
Wealth management revenue primarily consists of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue. Wealth management revenue is earned from customers primarily located in the United States.
Revenue is recognized upon the transfer of services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Payments received by us in advance of the performance of service are deferred and recognized as revenue when earned.
Commissions represent amounts generated by clients’ purchases and sales of securities and investment products. We serve as the registered broker-dealer or insurance agent for those trades. We generate two types of commissions: (1) transaction-based commissions and (2) trailing commissions. Transaction-based commissions are generated on a per-transaction fee and are recognized as revenue on the trade date, which is when our performance obligations have been substantially completed. Trailing commissions are earned by us based on our ongoing account support to clients of our advisors. Trailing commissions are based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets and recognized over the period during which our services are performed. Since trailing commission revenue is generally paid in arrears, we estimate it based on a number of factors, including historical payout ratios, as well as stock market index levels and the amount of trailing commission revenues received in prior periods. These estimates are primarily based on historical information, and there is not significant judgment involved.
A substantial portion of commission revenue is ultimately paid to financial advisors. We record an estimate for transaction-based commissions payable based upon the payout rate of the financial advisor generating the accrued commission revenue. We record an estimate for trailing commissions payable based upon historical payout ratios. Such amounts are recorded as “Commissions and advisory fees payable” on the consolidated balance sheets and “Wealth management services cost of revenue” on the consolidated statements of comprehensive income.
Advisory revenue includes fees charged to clients in advisory accounts for which we are the registered investment advisor. These fees are based on the value of assets within these advisory accounts. Advisory revenues are deferred and recognized ratably over the period (typically quarterly) in which our performance obligations have been completed.
Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, and other asset-based revenues, primarily including margin revenues, and are recognized ratably over the period in which services are provided.
Transaction and fee revenue primarily includes (1) support fees charged to advisors, which are recognized over time as advisory services are provided, (2) fees charged for executing certain transactions in client accounts, which are recognized on a trade-date basis, and (3) other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions, which are recognized as services are performed or as earned, as applicable.
Tax preparation revenue recognition
We generate revenue from the sale of tax preparation digital services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items. Tax Preparation revenue is earned from customers primarily located in the United States.
Digital revenues include revenues associated with our digital software products sold to customers and businesses primarily for the preparation of individual or business tax returns, and digital revenues are generally recognized when customers and businesses complete and file returns. Digital revenues are recognized net of an allowance for the portion of the returns filed using our refund payment transfer services (as explained below) that we estimate will not be accepted and funded by IRS.
Packaged tax preparation software revenues are generated from the sale of our downloadable software products and are recognized when legal title transfers, which is when customers download the software.

Blucora, Inc. | 2019 Form 10-K 59

Ancillary service revenues primarily include fees we charge for refund payment transfer services, audit defense services, and referral and marketing arrangements with third party partners. Refund payment transfer services allow the cost of TaxAct software products to be deducted from a taxpayer’s refund instead of being paid at the time of filing. The fees the customer pays for refund payment transfer services and audit defense services are recognized as revenue at the time of filing. Revenue for our referral and marketing arrangements with third party partners is recognized at a point in time or over time based on the nature of the performance obligation under each arrangement.
Certain of our tax preparation software packages marketed towards professional tax preparers contain multiple elements, including a software element and an unlimited e-filing capability element. For these software packages that contain multiple elements, we allocate the total consideration of the package to the two elements. We then recognize revenue for the software element upon download or shipment and recognize revenue for the unlimited filing element over time based on an estimated filing timeline. The impact of multiple element arrangements is not material and only impacts the timing of revenue recognition over the tax filing season, which is primarily concentrated within the first two quarters of each year.
Income taxes
We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe it is more likely than not a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including expectations of future taxable income, recent cumulative earnings experience by taxing jurisdiction, and other relevant factors. There is a wide range of possible judgments relating to the valuation of our deferred tax assets.
We record liabilities to address uncertain tax positions that have been taken in previously filed tax returns or that are expected to be taken in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on technical merits, will be sustained upon examination. The tax benefit to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than 50% cumulative likelihood of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.
Business combinations
We account for business combinations using the acquisition method. The application of the acquisition method requires the use of significant estimates and assumptions in the determination of the fair value of assets acquired and liabilities assumed in order to properly allocate purchase price consideration to assets acquired, liabilities assumed, and goodwill. Our estimates of the fair values of assets and liabilities acquired are based upon assumptions believed to be reasonable, and when appropriate, include assistance from independent third-party appraisal firms.
For the 1st Global Acquisition, the purchase price was allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the 1st Global Acquisition. This allocation involved a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The most subjective areas included determining the fair value of the following:

•	intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, growth rates, as well as the estimated useful life of intangible assets;

•	deferred tax assets and liabilities and uncertain tax positions;

•	pre-existing liabilities or legal claims, and deferred revenue, in each case as may be applicable; and

Blucora, Inc. | 2019 Form 10-K 60

•	goodwill, as measured as the excess of consideration transferred over the net of the 1st Global Acquisition date fair values of the assets acquired and the liabilities assumed.
The Company’s assumptions and estimates were based upon comparable market data and information obtained from our management and the management of 1st Global.
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
Recent Accounting Pronouncements
See “Item 8. Financial Statements and Supplementary Data—Note 2” for more information on recently issued and adopted accounting pronouncements.

Blucora, Inc. | 2019 Form 10-K 61

Quarterly Results of Operations (Unaudited)
The following table presents a summary of our unaudited consolidated results of operations for the eight quarterly periods of 2019 and 2018. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto in “Item 8. Financial Statements and Supplementary Data.” The operating results for any quarter are not necessarily indicative of results for any future period.

	2018				2019
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data and percentages)
Revenue:
Wealth management services revenue	$92,082	$92,015	$91,887	$97,190	$89,532	$127,831	$145,428	$145,188
Tax preparation services revenue	113,883	65,833	3,498	4,068	136,236	65,909	3,588	4,233
Total revenue	205,965	157,848	95,385	101,258	225,768	193,740	149,016	149,421
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	63,064	62,149	62,313	66,054	61,374	87,477	102,030	101,200
Tax preparation services cost of revenue	4,353	2,459	1,370	1,858	4,201	3,149	1,633	1,708
Amortization of acquired technology	50	49	—	—	—	—	—	—
Total cost of revenue	67,467	64,657	63,683	67,912	65,575	90,626	103,663	102,908
Engineering and technology	5,131	4,848	4,246	5,107	6,529	7,159	8,635	8,608
Sales and marketing	55,253	23,791	15,675	16,642	55,572	29,256	19,976	21,401
General and administrative	14,866	15,625	13,404	16,229	17,077	19,002	19,642	22,808
Acquisition and integration	—	—	—	—	1,797	9,183	6,759	8,024
Depreciation	1,915	993	798	762	1,061	1,315	1,470	1,633
Amortization of other acquired intangible assets	8,307	8,806	8,271	8,103	8,044	9,169	10,082	10,062
Impairment of intangible asset (1)	—	—	—	—	—	—	50,900	—
Restructuring (2)	289	2	—	(3)	—	—	—	—
Total operating expenses	153,228	118,722	106,077	114,752	155,655	165,710	221,127	175,444
Operating income (loss)	52,737	39,126	(10,692)	(13,494)	70,113	28,030	(72,111)	(26,023)
Other loss, net	(5,228)	(2,759)	(3,863)	(3,947)	(3,958)	(5,118)	(2,606)	(5,233)
Income (loss) before income taxes	47,509	36,367	(14,555)	(17,441)	66,155	22,912	(74,717)	(31,256)
Income tax benefit (expense)	(1,963)	(907)	818	1,741	(3,985)	8,124	12,331	48,584
Net income (loss)	45,546	35,460	(13,737)	(15,700)	62,170	31,036	(62,386)	17,328
Net income attributable to noncontrolling interests	(205)	(222)	(227)	(281)	—	—	—	—
Net income (loss) attributable to Blucora, Inc.	$45,341	$35,238	$(13,964)	$(15,981)	$62,170	$31,036	$(62,386)	$17,328
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$0.97	$0.75	$(0.37)	$(0.38)	$1.29	$0.64	$(1.28)	$0.36
Diluted	$0.93	$0.71	$(0.37)	$(0.38)	$1.25	$0.62	$(1.28)	$0.36
Weighted average shares outstanding:
Basic	46,641	47,221	47,712	48,002	48,161	48,555	48,652	47,689
Diluted	48,665	49,434	47,712	48,002	49,542	49,822	48,652	48,344
____________________________

(1)
In the third quarter of 2019, we recognized a $50.9 million impairment of an intangible asset related to the HD Vest trade name intangible asset following the Rebranding. See “Item 8. Financial Statements and Supplementary Data—Note 6” for more information.

(2)
In 2017, we relocated our corporate headquarters from Bellevue, Washington to Irving, Texas. In connection with this plan, we incurred restructuring costs. See “Item 8. Financial Statements and Supplementary Data—Note 4” for more information.

Blucora, Inc. | 2019 Form 10-K 62

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risk and interest rate risk.
Financial market risk: We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important to us, are: to preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. As of December 31, 2019, we were principally invested in money market fund securities. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2019.
Interest rate risk: At December 31, 2019, our cash equivalent balance of $4.3 million was held in money market funds. We consider the interest rate risk for our cash equivalent securities held at December 31, 2019 to be low. For further detail on our cash equivalents, see “Item 8. Financial Statements and Supplementary Data—Note 2.”
In addition, as of December 31, 2019, we had $399.7 million in principal amount of debt outstanding under the Senior Secured Credit Facilities, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see “Item 8. Financial Statements and Supplementary Data—Note 9.” A hypothetical 100 basis point increase in LIBOR on December 31, 2019 would result in a $17.3 million increase in our interest expense until the scheduled maturity date in 2024.
The following table provides information about our cash equivalent securities as of December 31, 2019, including principal cash flows for 2020 and thereafter and the related weighted average interest rates. Principal amounts and weighted average interest rates by expected year of maturity are as follows (in thousands, except percentages):

	Amount	Weighted Average Interest rate
2020	$4,264	2.29%
Thereafter	—	—
Total	$4,264	2.29%
Fair Value	$4,264

Blucora, Inc. | 2019 Form 10-K 63

ITEM 8. Financial Statements and Supplementary Data

Blucora, Inc. | 2019 Form 10-K 64

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blucora, Inc. (the Company) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Blucora, Inc. | 2019 Form 10-K 65

Business Combination

Description of the Matter
On May 6, 2019, the Company completed its acquisition of 1st Global for a total consideration of $180 million, as disclosed in Note 3 to the consolidated financial statements. The transaction was accounted for as a business combination.
Auditing management’s accounting for the 1st Global acquisition was complex and highly judgmental due to the significant estimation required in determining the future cash flows expected to be generated by the acquired intangible assets, which primarily included advisor relationships. In particular, the future cash flow estimates are sensitive to significant assumptions such as the projections of revenues, gross profit margins, operating expenses (collectively referred to as projected financial information or “PFI”), advisor attrition rate, and the discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to account for acquisitions, including management’s review of key judgments and assumptions underlying the recognition and valuation of the intangible assets.
For the 1st Global acquisition, we evaluated, among other items, the significant assumptions, including the projected financial information, advisor attrition rate, and discount rates used in valuing the intangibles. When evaluating these assumptions, we considered current industry and economic trends, 1st Global’s past performance, and current business plans. In addition, we evaluated the completeness and accuracy of the underlying data supporting the assumptions. We involved our valuation specialists to assist in auditing the valuation methodology and assumptions used by the Company. We have also evaluated the Company’s disclosures in relation to this matter.

Valuation of Income Taxes

Description of the Matter
At December 31, 2019, the Company had gross deferred tax assets on deductible temporary differences of $129.3 million, which were offset by a $43.8 million valuation allowance, resulting in a net deferred tax asset of $85.5 million, as disclosed in Note 16. Included in the gross deferred tax assets was $84.7 million generated by net operating loss carryforwards. Deferred tax assets are reduced by a valuation allowance if, based upon the weight of all available evidence, it is more likely than not that some portion, or all, of the deferred tax assets will not be realized.
Management’s analysis of the realizability of its deferred tax assets was complex and highly judgmental because the amounts are material to the financial statements and the assessment process can be complex, involves significant judgment, and includes assumptions that may be affected by future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls that address the risks of material misstatement relating to the realizability of deferred tax assets, including controls over management’s projections of future taxable income, and the future reversal of existing taxable temporary differences.
Among other audit procedures performed, we evaluated the assumptions used by the Company related to projections of future taxable income and tested the completeness and accuracy of the underlying data used in its projections. For example, we assessed the historical accuracy of management’s projections and compared the projections of future taxable income with other forecasted financial information prepared by the Company, as well as management’s consideration of current industry and economic trends. We also tested the Company’s scheduling of the reversal of existing temporary taxable differences. We have also evaluated the Company’s income tax disclosures in relation to this matter.

Blucora, Inc. | 2019 Form 10-K 66

Impairment of Indefinite-Lived Intangible

Description of the Matter
As reflected in the Company’s consolidated financial statements at December 31, 2018, the Company’s indefinite-lived intangible assets were $72 million. As disclosed in Note 6 to the consolidated financial statements, indefinite-lived intangible assets are tested for impairment annually as of November 30, or more frequently if indicators of impairment require the performance of an interim impairment assessment. On September 9, 2019, the Company announced its intention to rebrand its Wealth Management business, which caused the existing HD Vest trade name indefinite-lived intangible asset to become impaired. As a result, a non-cash impairment charge of $50.9 million was recorded in the quarter ended September 30, 2019.
Auditing management’s impairment test related to this indefinite-lived intangible was complex and highly judgmental due to the measurement uncertainty in determining the fair values of the asset. The fair value estimate for the trade name was sensitive to significant assumptions such as forecasted revenue, revenue growth rates, revenue survival rates, and the selected discount rate.

How We Addressed the Matter in Our Audit
We tested controls over the Company’s indefinite-lived intangible asset impairment assessment process. This included testing of controls over the review of the Company’s forecast as well as controls over the review of the significant assumptions used to estimate the fair values of the indefinite-lived intangible asset.
To test the fair value of the indefinite-lived intangible asset, our audit procedures included assessing methodologies and testing the significant assumptions and underlying data used by the Company, specifically the projected financial information including revenue growth and survival rates and the selected discount rate. We also evaluated the completeness and accuracy of the underlying data supporting the assumptions. Additionally, we compared the significant assumptions used by management to current industry and economic trends as well as other relevant factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the indefinite-lived intangible asset and assessed the historical accuracy of management’s estimates. In addition, we involved a valuation specialist to assist in evaluating the significant assumptions in the fair value estimate.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Dallas, Texas
February 28, 2020

Blucora, Inc. | 2019 Form 10-K 67

BLUCORA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$80,820	$84,524
Cash segregated under federal or other regulations	5,630	842
Accounts receivable, net of allowance	16,266	15,721
Commissions receivable	21,176	15,562
Other receivables	2,902	7,408
Prepaid expenses and other current assets, net	12,349	7,755
Total current assets	139,143	131,812
Long-term assets:
Property and equipment, net	18,706	12,389
Right-of-use assets, net	10,151	—
Goodwill, net	662,375	548,685
Other intangible assets, net	290,211	294,603
Deferred tax asset, net	9,997	—
Other long-term assets	6,989	10,236
Total long-term assets	998,429	865,913
Total assets	$1,137,572	$997,725
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,969	$3,798
Commissions and advisory fees payable	19,905	15,199
Accrued expenses and other current liabilities	36,144	18,980
Deferred revenue—current	12,014	10,257
Lease liabilities—current	3,272	46
Current portion of long-term debt, net	11,228	—
Total current liabilities	93,532	48,280
Long-term liabilities:
Long-term debt, net	381,485	260,390
Deferred tax liability, net	—	40,394
Deferred revenue—long-term	7,172	8,581
Lease liabilities—long-term	5,916	100
Other long-term liabilities	5,952	7,440
Total long-term liabilities	400,525	316,905
Total liabilities	494,057	365,185

Redeemable noncontrolling interests	—	24,945

Commitments and contingencies (Note 11)

Stockholders’ equity:
Common stock, par $0.0001—900,000 authorized shares; 49,059 shares issued and 47,753 shares outstanding at December 31, 2019; 48,044 shares issued and outstanding at December 31, 2018	5	5
Additional paid-in capital	1,586,972	1,569,725
Accumulated deficit	(914,791)	(961,689)
Accumulated other comprehensive loss	(272)	(446)
Treasury stock, at cost—1,306,000 shares at December 31, 2019	(28,399)	—
Total stockholders’ equity	643,515	607,595
Total liabilities and stockholders’ equity	$1,137,572	$997,725

See notes to consolidated financial statements.

Blucora, Inc. | 2019 Form 10-K 68

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In thousands, except per share data)

	Years Ended December 31,
	2019	2018	2017
Revenue:
Wealth management services revenue	$507,979	$373,174	$348,620
Tax preparation services revenue	209,966	187,282	160,937
Total revenue	717,945	560,456	509,557
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	352,081	253,580	235,859
Tax preparation services cost of revenue	10,691	10,040	10,018
Amortization of acquired technology	—	99	195
Total cost of revenue	362,772	263,719	246,072
Engineering and technology	30,931	19,332	19,614
Sales and marketing	126,205	111,361	102,798
General and administrative	78,529	60,124	52,668
Acquisition and integration	25,763	—	—
Depreciation	5,479	4,468	3,460
Amortization of other acquired intangible assets	37,357	33,487	33,807
Impairment of intangible asset	50,900	—	—
Restructuring	—	288	3,101
Total operating expenses	717,936	492,779	461,520
Operating income	9	67,677	48,037
Other loss, net	(16,915)	(15,797)	(44,551)
Income (loss) before income taxes	(16,906)	51,880	3,486
Income tax benefit (expense)	65,054	(311)	25,890
Net income	48,148	51,569	29,376
Net income attributable to noncontrolling interests	—	(935)	(2,337)
Net income attributable to Blucora, Inc.	$48,148	$50,634	$27,039
Net income per share attributable to Blucora, Inc. (1):
Basic	$1.00	$0.94	$0.61
Diluted	$0.98	$0.90	$0.57
Weighted average shares outstanding:
Basic	48,264	47,394	44,370
Diluted	49,282	49,381	47,211
Comprehensive income (loss):
Net income	$48,148	$51,569	$29,376
Other comprehensive income (loss)	174	(442)	377
Comprehensive income	48,322	51,127	29,753
Comprehensive income attributable to noncontrolling interests	—	(935)	(2,337)
Comprehensive income attributable to Blucora, Inc.	$48,322	$50,192	$27,416
____________________________

(1)
Net income per share for the year ended December 31, 2018 included the noncontrolling interest redemption impact discussed further in “Note 2—Summary of Significant Accounting Policies” and in “Note 17—Net Income Per Share.”

See notes to consolidated financial statements.

Blucora, Inc. | 2019 Form 10-K 69

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Redeemable noncontrolling interests			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)
		Common stock					Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2016	$15,696	41,845	$4	$1,510,152	$(1,092,756)	$(381)	—	—	$417,019
Common stock issued for stock options and restricted stock units	—	4,382	1	40,271	—	—	—	—	40,272
Common stock issued for employee stock purchase plan	—	139	—	1,429	—	—	—	—	1,429
Other comprehensive income	—	—	—	—	—	377	—	—	377
Stock-based compensation and impact of ASU 2016-09	—	—	—	12,801	51,543	—	—	—	64,344
Tax payments from shares withheld for equity awards	—	—	—	(9,095)	—	—	—	—	(9,095)
Other	—	—	—	2	—	—	—	—	2
Net income	2,337	—	—	—	27,039	—	—	—	27,039
Balance as of December 31, 2017	$18,033	46,366	$5	$1,555,560	$(1,014,174)	$(4)	—	$—	$541,387
Common stock issued for stock options and restricted stock units	—	1,577	—	13,151	—	—	—	—	13,151
Common stock issued for employee stock purchase plan	—	101	—	2,100	—	—	—	—	2,100
Other comprehensive loss	—	—	—	—	—	(442)	—	—	(442)
Stock-based compensation	—	—	—	13,253	—	—	—	—	13,253
Tax payments from shares withheld for equity awards	—	—	—	(8,362)	—	—	—	—	(8,362)
Impact of adoption of new accounting guidance related to revenue recognition	—	—	—	—	1,851	—	—	—	1,851
Adjustment of redeemable noncontrolling interests to redemption value	5,977	—	—	(5,977)	—	—	—	—	(5,977)
Net income	935	—	—	—	50,634	—	—	—	50,634
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	—	$—	$607,595
Common stock issued for stock options and restricted stock units	—	906	—	4,387	—	—	—	—	4,387
Common stock issued for employee stock purchase plan	—	109	—	2,212	—	—	—	—	2,212
Stock repurchases	—	—	—	—	—	—	(1,306)	(28,399)	(28,399)
Other comprehensive income	—	—	—	—	—	174	—	—	174
Stock-based compensation	—	—	—	16,300	—	—	—	—	16,300
Tax payments from shares withheld for equity awards	—	—	—	(5,652)	—	—	—	—	(5,652)
Impact of adoption of new leases accounting standard	—	—	—	—	(1,636)	—	—	—	(1,636)
Impact of ASC 842 consolidated deferred tax	—	—	—	—	386	—	—	—	386
Reclassification of mandatorily redeemable noncontrolling interests	(22,428)	—	—	—	—	—	—	—	—
Redemption of noncontrolling interests	(2,517)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	48,148	—	—	—	48,148
Balance as of December 31, 2019	$—	49,059	$5	$1,586,972	$(914,791)	$(272)	(1,306)	$(28,399)	$643,515

See notes to consolidated financial statements.

Blucora, Inc. | 2019 Form 10-K 70

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2019	2018	2017
Operating activities:
Net income	$48,148	$51,569	$29,376
Adjustments to reconcile net income to net cash from operating activities:
Stock-based compensation	16,300	13,253	11,653
Depreciation and amortization of acquired intangible assets	44,208	38,589	38,139
Impairment of intangible asset	50,900	—	—
Reduction of right-of-use assets	4,425	—	—
Restructuring (non-cash)	—	—	1,569
Deferred income taxes	(67,549)	(3,039)	(16,159)
Amortization of premium on investments, net, and debt issuance costs	1,042	833	1,099
Accretion of debt discounts	228	163	1,947
Loss on debt extinguishment and modification expense	—	1,534	20,445
Gain on sale of a business	(3,256)	—	—
Other	734	73	30
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	871	(4,286)	(483)
Commissions receivable	(471)	1,260	(678)
Other receivables	4,506	(3,851)	(204)
Prepaid expenses and other current assets	10,537	(815)	(869)
Other long-term assets	3,377	3,450	(12,281)
Accounts payable	29	(615)	(123)
Commissions and advisory fees payable	432	(2,614)	1,226
Lease liabilities	(7,335)	—	—
Deferred revenue	(17,367)	9,930	(3,248)
Accrued expenses and other current and long-term liabilities	3,045	114	1,407
Net cash provided by operating activities	92,804	105,548	72,846
Investing activities:
Business acquisition, net of cash acquired	(166,560)	—	—
Purchases of property and equipment	(10,501)	(7,633)	(5,039)
Proceeds from sale of a business, net of cash	7,467	—	—
Proceeds from sales of investments	—	—	249
Proceeds from maturities of investments	—	—	7,252
Purchases of investments	—	—	(409)
Net cash provided (used) by investing activities	(169,594)	(7,633)	2,053
Financing activities:
Proceeds from credit facilities, net of debt issuance costs and debt discount	131,489	—	365,836
Repurchase of convertible notes	—	—	(172,827)
Payments on credit facilities	(313)	(80,000)	(290,000)
Repayment of note payable with related party	—	—	(3,200)
Stock repurchases	(28,399)	—	—
Payment of redeemable noncontrolling interests	(24,945)	—	—
Proceeds from stock option exercises	4,387	12,773	40,271
Proceeds from issuance of stock through employee stock purchase plan	2,212	2,100	1,429
Tax payments from shares withheld for equity awards	(5,652)	(8,362)	(9,095)
Contingent consideration payments for business acquisition	(943)	(1,315)	(946)
Other	—	—	(30)
Net cash provided (used) by financing activities	77,836	(74,804)	(68,562)
Net cash provided by continuing operations	1,046	23,111	6,337
Net cash provided by investing activities from discontinued operations	—	—	1,028
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	38	(56)	78
Net increase in cash, cash equivalents, and restricted cash	1,084	23,055	7,443
Cash, cash equivalents, and restricted cash, beginning of period	85,366	62,311	54,868
Cash, cash equivalents, and restricted cash, end of period	$86,450	$85,366	$62,311
Supplemental cash flow information:
Cash paid for income taxes	$3,106	$1,806	$1,267
Cash paid for interest	$18,852	$15,335	$23,316

See notes to consolidated financial statements.

Blucora, Inc. | 2019 Form 10-K 71

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2019, 2018, and 2017
Note 1: Description of the Business
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) operates two primary businesses: the Wealth Management business and the digital Tax Preparation business.
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management (“Avantax,” the “Wealth Management business,” or the “Wealth Management segment”), which provides tax-focused wealth management solutions for financial advisors, tax preparers, certified public accounting firms, and their clients. Avantax is comprised of what was formerly HD Vest and 1st Global, both of which are discussed below.
On May 6, 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company, for a cash purchase price of $180.0 million (the “1st Global Acquisition”). The purchase price was paid with a combination of (i) cash on hand and (ii) the proceeds from a $125.0 million increase in the term loan under our credit agreement. See further discussion of the term loan in “Note 9—Debt.” The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition. See further discussion in “Note 3—Acquisitions and Dispositions.”
On September 9, 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the “Rebranding”). In connection with the Rebranding, HD Vest (which comprised all of the Wealth Management business prior to the 1st Global Acquisition) was renamed Avantax Wealth Management in mid-September 2019, and 1st Global converted in late October 2019. In connection with the Rebranding, we recorded an impairment charge related to the HD Vest trade name intangible asset of $50.9 million for the year ended December 31, 2019. See further discussion in “Note 6—Goodwill and Other Intangible Assets.”
Tax Preparation
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
The Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue earned in the first four months of the fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue.
Segments
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment.
Reclassification
We reclassified $0.7 million in loans given to several HD Vest advisors from “Other long-term assets” to “Accounts receivable, net of allowance” on our consolidated balance sheet as of December 31, 2018.
Principles of consolidation and use of estimates
The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. Actual amounts may differ from estimates.

Blucora, Inc. | 2019 Form 10-K 72

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Net capital and regulatory requirements
The Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to Avantax’s operations. As of December 31, 2019, Avantax met all capital adequacy requirements to which it was subject.
Note 2: Summary of Significant Accounting Policies
Cash, cash equivalents, restricted cash, and cash segregated under federal or other regulations
The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets and the consolidated statements of cash flows (in thousands):

	December 31,
	2019	2018
Cash and cash equivalents	$80,820	$84,524
Cash segregated under federal or other regulations	5,630	842
Total cash, cash equivalents, and restricted cash	$86,450	$85,366

We generally invest our available cash in high-quality marketable investments. These investments include money market funds invested in securities issued by agencies of the U.S. government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Such investments are reported at fair value on the consolidated balance sheets.
Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of our Wealth Management business clients and is considered restricted cash.
Accounts receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The allowance for doubtful accounts was not material at December 31, 2019 and 2018, respectively.
Property and equipment
Property and equipment are stated at cost. Depreciation is calculated under the straight-line method over the following estimated useful lives:

Estimated Useful Life
Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	3 years
Office equipment	7 years
Office furniture	7 years
Leasehold improvements	Shorter of lease term or economic life

We capitalize certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated on a project or product basis. We capitalized $7.4 million, $6.5 million, and $3.5 million of internal-use software costs for the years ended December 31, 2019, 2018, and 2017, respectively.

Blucora, Inc. | 2019 Form 10-K 73

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Business combinations and intangible assets including goodwill
We account for business combinations using the acquisition method.
Under the acquisition method, the purchase price of the 1st Global Acquisition has been allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the 1st Global Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The most subjective areas include determining the fair value of the following:

•	intangible assets, including the valuation methodology, estimations of future cash flows, discount rates, growth rates, as well as the estimated useful life of intangible assets;

•	deferred tax assets and liabilities and uncertain tax positions, which were initially estimated as of the 1st Global Acquisition date;

•	pre-existing liabilities or legal claims, and deferred revenue, in each case as may be applicable; and

•	goodwill as measured as the excess of consideration transferred over the net of the 1st Global Acquisition date fair values of the assets acquired and the liabilities assumed.
The Company’s assumptions and estimates are based upon comparable market data and information obtained from our management and the management of 1st Global.
Goodwill is calculated as the excess of the fair value of total consideration over the acquisition-date fair value of net assets, including the amount assigned to identifiable intangible assets, and is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Reporting units are consistent with reportable segments. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis, except for advisor relationships which are amortized proportional to expected revenue. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
Goodwill and intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred.
As a result of the Rebranding in the third quarter of 2019, we evaluated the Wealth Management indefinite-lived assets for potential impairment. Accordingly, we evaluated the HD Vest trade name indefinite-lived asset by performing a quantitative impairment test comparing the carrying value of the HD Vest trade name intangible asset to its fair value. The quantitative impairment test determined that the carrying value of the HD Vest trade name exceeded its fair value. As a result, we recognized an impairment charge of $50.9 million on the “Impairment of intangible asset” line on the consolidated statement of comprehensive income for the year ended December 31, 2019. For additional information, see “Note 6—Goodwill and Other Intangible Assets.”
Subsequently, we performed our annual assessment as of November 30, 2019 and determined that no conditions existed that would make it more likely than not that goodwill and the indefinite-lived assets were further impaired.
Definite-lived intangible assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. The determination of recoverability is based on an estimate of pre-tax undiscounted future cash flows, using our best estimates of future revenues and operating expenses, expected to result from the use and eventual disposition of the asset or group of assets over the

Blucora, Inc. | 2019 Form 10-K 74

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

remaining economic life of the primary asset in the asset group. We measure the amount of the impairment as the excess of the asset’s carrying value over its fair value.
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
Fair value of financial instruments
We measure cash equivalents and contingent consideration liability at fair value. We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures. See “Note 7—Fair Value Measurements” for additional information.
Redeemable noncontrolling interests
Noncontrolling interests that are redeemable at the option of the holder and not solely within the control of the issuer are classified outside of stockholders’ equity. In connection with the acquisition of HD Vest in 2015, the former management of HD Vest retained an ownership interest in that business. We were party to put and call arrangements that became exercisable beginning in the first quarter of 2019 with respect to those interests. These put and call arrangements allowed certain former members of HD Vest management to require us to purchase their interests or allow us to acquire such interests for cash, respectively, within ninety days after we filed our Annual Report on Form 10-K for the year ended December 31, 2018, which occurred on March 1, 2019.
The redemption value of the arrangements was based upon several factors, including, among others, our implied enterprise value, our implied equity value and certain of our financial performance measures. To the extent that the redemption value of these interests exceeded the value determined by adjusting the carrying value for the subsidiary’s attribution of net income (loss), the value of such interests was adjusted to the redemption value with a corresponding adjustment to additional paid-in capital; this occurred in the third quarter of 2018, and we recorded an adjustment of $6.0 million for the year ended December 31, 2018. The redemption amount of noncontrolling interests was $24.9 million as of December 31, 2018. In the second quarter of 2019, all of these arrangements were settled in cash for $24.9 million.
Revenue recognition
We recognize revenue when all five of the following revenue recognition criteria have been satisfied:

•	contract(s) with customers have been identified;

•	performance obligations have been identified;

•	transaction prices have been determined;

•	transaction prices have been allocated to the performance obligations; and

•	the performance obligations have been fulfilled by transferring control over the promised services to the customer.
The determination of when these criteria are satisfied varies by product or service and is explained in more detail below.

Blucora, Inc. | 2019 Form 10-K 75

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Wealth management revenue recognition. Wealth management revenue primarily consists of commission revenue, advisory revenue, asset-based revenue, and transaction and fee revenue.
Revenue is recognized upon the transfer of services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Payments received by us in advance of the performance of service are deferred and recognized as revenue when earned.
Commissions represent amounts generated by clients’ purchases and sales of securities and investment products. We serve as the registered broker-dealer or insurance agent for those trades. We generate two types of commissions: (1) transaction-based commissions and (2) trailing commissions. Transaction-based commissions are generated on a per-transaction fee and are recognized as revenue on the trade date, which is when our performance obligations have been substantially completed. Trailing commissions are earned by us based on our ongoing account support to clients of our advisors. Trailing commissions are based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets and recognized over the period during which our services are performed. Since trailing commission revenue is generally paid in arrears, we estimate it based on a number of factors, including historical payout ratios, as well as stock market index levels and the amount of trailing commission revenues received in prior periods. These estimates are primarily based on historical information, and there is not significant judgment involved.
A substantial portion of commission revenue is ultimately paid to financial advisors. We record an estimate for transaction-based commissions payable based upon the payout rate of the financial advisor generating the accrued commission revenue. We record an estimate for trailing commissions payable based upon historical payout ratios. Such amounts are recorded as “Commissions and advisory fees payable” on the consolidated balance sheets and “Wealth management services cost of revenue” on the consolidated statements of comprehensive income.
Advisory revenue includes fees charged to clients in advisory accounts for which we are the registered investment advisor. These fees are based on the value of assets within these advisory accounts. Advisory revenues are deferred and recognized ratably over the period (typically quarterly) in which our performance obligations have been completed.
Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, and other asset-based revenues, primarily including margin revenues, and are recognized ratably over the period in which services are provided.
Transaction and fee revenue primarily includes (1) support fees charged to advisors, which are recognized over time as advisory services are provided, (2) fees charged for executing certain transactions in client accounts, which are recognized on a trade-date basis, and (3) other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions, which are recognized as services are performed or as earned, as applicable.
The timing of Wealth Management revenue recognition was as follows (in thousands):

	Years Ended December 31,
	2019			2018
Wealth Management Segment Revenues:	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Commission revenue	$82,604	$108,446	$191,050	$67,351	$96,850	$164,201
Advisory revenue	—	252,367	252,367	—	164,353	164,353
Asset-based revenue	—	48,182	48,182	—	31,456	31,456
Transaction and fee revenue	3,457	12,923	16,380	3,211	9,953	13,164
Total	$86,061	$421,918	$507,979	$70,562	$302,612	$373,174

Blucora, Inc. | 2019 Form 10-K 76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Tax preparation revenue recognition. We generate revenue from the sale of tax preparation digital services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
Digital revenues include revenues associated with our digital software products sold to customers and businesses primarily for the preparation of individual or business tax returns, and digital revenues are generally recognized when customers and businesses complete and file returns. Digital revenues are recognized net of an allowance for the portion of the returns filed using our refund payment transfer services (as explained below) that we estimate will not be accepted and funded by IRS.
Packaged tax preparation software revenues are generated from the sale of our downloadable software products and are recognized when legal title transfers, which is when customers download the software.
Ancillary service revenues primarily include fees we charge for refund payment transfer services, audit defense services, and referral and marketing arrangements with third party partners. Refund payment transfer services allow the cost of TaxAct software products to be deducted from a taxpayer’s refund instead of being paid at the time of filing. The fees the customer pays for refund payment transfer services and audit defense services are recognized as revenue at the time of filing. Revenue for our referral and marketing arrangements with third party partners is recognized at a point in time or over time based on the nature of the performance obligation under each arrangement.
Certain of our tax preparation software packages marketed towards professional tax preparers contain multiple elements, including a software element and an unlimited e-filing capability element. For these software packages that contain multiple elements, we allocate the total consideration of the package to the two elements. We then recognize revenue for the software element upon download or shipment and recognize revenue for the unlimited filing element over time based on an estimated filing timeline. The impact of multiple element arrangements is not material and only impacts the timing of revenue recognition over the tax filing season, which is primarily concentrated within the first two quarters of each year.
The timing of Tax Preparation revenue recognition was as follows (in thousands):

	Years Ended December 31,
	2019			2018
Tax Preparation Segment Revenues:	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$192,438	$2,566	$195,004	$172,207	$—	$172,207
Professional	12,616	2,346	14,962	12,604	2,471	15,075
Total	$205,054	$4,912	$209,966	$184,811	$2,471	$187,282

Advertising expenses
Costs for advertising are recorded as expense and classified within “Sales and marketing” on the consolidated statements of comprehensive income when the advertisement appears. Advertising expense totaled $54.5 million, $53.3 million, and $51.7 million for the years ended December 31, 2019, 2018, and 2017, respectively. Prepaid advertising costs were $0.3 million at both December 31, 2019 and 2018.

Blucora, Inc. | 2019 Form 10-K 77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Stock-based compensation
We measure stock-based compensation at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. We recognize stock-based compensation over the vesting period for each separately vesting portion of a share-based award as if they were individual share-based awards. We estimate forfeitures at the time of grant, based upon historical data, and revise those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
Income taxes
We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and deferred tax liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe it is more likely than not a portion will not be realized. We consider many factors when assessing the likelihood of future realization of deferred tax assets, including expectations of future taxable income, recent cumulative earnings experience by taxing jurisdiction, and other relevant factors. There is a wide range of possible judgments relating to the valuation of our deferred tax assets.
We record liabilities to address uncertain tax positions that have been taken in previously filed tax returns or that are expected to be taken in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on technical merits, will be sustained upon examination. The tax benefit to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than 50% cumulative likelihood of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. We recognize interest and penalties related to uncertain tax positions in interest expense and general and administrative expense, respectively.
Concentration of credit risk
Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash equivalents, short-term investments, trade accounts receivable, and commissions receivable. These instruments are generally unsecured and uninsured.
For cash equivalents, short-term investments, and commissions receivable, we attempt to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions and investment sponsors that are expected to be able to fully perform under the terms of the agreement.
Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a variety of geographic areas. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.
Geographic revenue information
Almost all of our revenue for 2019, 2018, and 2017 was generated from customers located in the United States.
Recently adopted accounting pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). We consider the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either

Blucora, Inc. | 2019 Form 10-K 78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

not applicable or are expected to have minimal impact on our consolidated financial position and results of operations. We are currently considering, or have recently adopted, ASUs that impact the following areas:
Revenue recognition. In May 2014, the FASB issued guidance codified in ASC 606, Revenue from Contracts with Customers (“ASC 606”), which amends the guidance in former ASC 605, Revenue Recognition. The core principle of ASC 606 is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services by using a five-step process. ASC 606 became effective on a retrospective basis (either to each reporting period presented or with the cumulative effect of initially applying this guidance recognized at the date of initial application) for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2017.
We adopted ASC 606 on January 1, 2018, utilizing the modified retrospective transition method. Upon adoption, we recognized a $1.8 million cumulative effect as an adjustment to the opening balance of retained earnings and deferred revenues on the consolidated balance sheets.
As a result of the adoption of ASC 606, we now recognize certain licensing fees on a net basis, which reduced both transaction and fee revenues and operating expenses by $1.8 million for the year ended December 31, 2018, on the consolidated statements of comprehensive income. Had we not adopted ASC 606, total revenues for the year ended December 31, 2018 would have been $3.3 million higher than reported on the consolidated statements of comprehensive income.
Pursuant to the modified retrospective transition method, prior periods were not retrospectively adjusted, and we do not disclose the value of unsatisfied performance obligations for contracts with original expected durations of one year or less.
Leases. In February 2016, the FASB issued guidance codified in ASC 842, Leases (“ASC 842”), which supersedes the guidance in ASC 840, Leases (“ASC 840”). Under ASC 842, lease assets and liabilities resulting from both operating leases and finance leases (formerly known as “capital leases”) are recognized on the balance sheet. Lease liabilities are measured as the present value of unpaid lease payments for operating leases under which we are the lessee, and a corresponding right-of-use (“ROU”) asset is recognized for the right to use the leased assets.
ASC 842 became effective on a modified retrospective basis for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2018. Prior comparable periods are presented in accordance with accounting guidance under ASC 840 and were not restated.
We adopted ASC 842 on January 1, 2019 for all open leases with a term greater than one year as of the adoption date, using the modified retrospective method of adoption with a cumulative effect adjustment to retained earnings. We elected to utilize several practical expedients that were available under ASC 842, including: (1) the practical expedients under which there is no requirement to reassess lease existence, classification, and initial direct costs; (2) the hindsight practical expedient, under which we used hindsight in determining certain lease terms; (3) the short-term lease expedient, under which we do not apply the balance sheet recognition requirements of ASC 842 to leases with a term of twelve months or less; and (4) the lease component practical expedient, under which we made a policy election to account for the nonlease components of a lease together with the related lease components as a single lease component. The adoption of ASC 842 resulted in $6.6 million of additional operating lease assets, $9.1 million of additional operating lease liabilities, and a $1.6 million adjustment to the opening balance of retained earnings as a result of reevaluating certain of our lease terms as of the adoption date. Upon adoption, we also reclassified $0.9 million of other lease-related balances to reduce the measurement of lease assets.
Our lease terms are contractually fixed but may include extension or termination options reasonably assured to be exercised at lease inception, which are included in the recognition of ROU assets and lease liabilities. Our leases do not contain residual value guarantees or material variable lease payments. We do not have any material

Blucora, Inc. | 2019 Form 10-K 79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

restrictions or covenants imposed by leases that would impact our ability to pay dividends or cause us to incur additional financial obligations.
Our leases are not complex; therefore, there were no significant assumptions or judgments made in applying the requirements of ASC 842, including the determination of whether the contracts contained a lease and the determination of the discount rates for the leases.
Stock-based compensation. In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Shared-Based Payment Accounting (“ASU 2016-09”). ASU 2016-09 requires that excess tax benefits and deficiencies be recognized as income tax benefit or expense, rather than as additional paid-in capital. In addition, ASU 2016-09 requires that excess tax benefits be recorded in the period that shares vest or settle, regardless of whether the benefit reduces taxes payable in the same period. Cash flows related to excess tax benefits will be included as an operating activity (and no longer classified as a financing activity) in the statement of cash flows. ASU 2016-09 became effective for annual reporting periods, including interim reporting periods within those annual reporting periods, beginning after December 15, 2016. The portion of ASU 2016-09 related to the recognition of excess tax benefits and deficiencies as income tax benefit or expense was effective on a prospective basis, and the portion of ASU 2016-09 related to the timing of excess tax benefit recognition was effective using a modified retrospective transition method with a cumulative-effect adjustment to equity as of the beginning of the period in which ASU 2016-09 was adopted. The cash flow presentation guidance was effective on a retrospective or prospective basis.
We implemented ASU 2016-09 on January 1, 2017 and recorded a cumulative-effect adjustment of $51.5 million to credit retained earnings for deferred tax assets related to net operating losses that arose from excess tax benefits, which we have deemed realizable. In addition:

•
At the time of adoption and on a prospective basis, the primary impact of adoption was the recognition of excess tax benefits and deficiencies, including deferred tax assets related to net operating losses that arose from excess tax benefits that we have deemed realizable in the income tax provision (rather than in additional paid-in capital). This caused income taxes to differ from taxes at the statutory rates for 2017. For the year ended December 31, 2017, we recognized an estimated $20.1 million decrease to the income tax provision, which resulted in a $20.1 million increase to income from continuing operations and net income attributable to Blucora, a $0.45 increase to basic earnings per share, and a $0.43 increase to diluted earnings per share.

•
We applied the cash flow presentation guidance on a retrospective basis, restating the consolidated statements of cash flows to present excess tax benefits as an operating activity (rather than a financing activity). For the year ended December 31, 2017, that resulted in an increase to cash provided by operating activities from continuing operations of $16.0 million and a corresponding decrease to cash used by financing activities from continuing operations. The restatement had no impact on total cash flows for the period presented.

ASU 2016-09 also clarifies that payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity in the statement of cash flows, allows the repurchase of more of an employee’s shares for tax withholding purposes without triggering liability accounting, and provides an accounting policy election to account for forfeitures as they occur. The cash flow presentation requirements for payments made to tax authorities on an employee’s behalf had no impact to any periods presented, since such cash flows historically have been presented as a financing activity. We are not planning to change tax withholdings and will continue to estimate forfeitures in determining the amount of compensation cost to be recognized in each period.
Accounting pronouncements to be adopted in future periods
Measurement of Credit Losses. In June 2016, the FASB issued ASU 2016-03, Measurement of Credit Losses on Financial Statements (“ASU 2016-03”) that requires companies to measure credit losses utilizing a methodology that reflects expected credit losses and requires a consideration of a broader range of reasonable and supportable information to inform credit loss estimates. ASU 2016-03 is effective for fiscal years beginning after December 15,

Blucora, Inc. | 2019 Form 10-K 80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

2019, including those interim periods within those fiscal years. We are currently assessing the impact of adopting ASU 2016-03, but based on a preliminary assessment, we do not expect the adoption of this guidance to have a material impact on our consolidated financial statements and related disclosures.
Note 3: Acquisitions and Dispositions
Acquisition of 1st Global
On May 6, 2019, we closed the 1st Global Acquisition, pursuant to which we acquired all of the issued and outstanding common stock of 1st Global for a cash purchase price of $180.0 million. The 1st Global Acquisition was strategically important as it expands our presence as the leading tax-focused independent broker-dealer while also providing the scale to compete more broadly in the wealth management market. The purchase price has been allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the 1st Global Acquisition.
The fair values of assets acquired and liabilities assumed in the 1st Global Acquisition were as follows (in thousands):

	Estimated Purchase Price Allocation at 1st Global Acquisition Date	Purchase Price Allocation Adjustments Since Acquisition Date	Purchase Price Allocation at December 31, 2019
Assets acquired:
Tangible assets acquired including cash of $12,389	$37,153	$1,260	$38,413
Goodwill	125,277	(7,485)	117,792
Identifiable intangible assets	78,200	5,780	83,980
Liabilities assumed:
Contingent liability	(10,000)	(1,052)	(11,052)
Deferred revenues	(17,715)	—	(17,715)
Other current liabilities	(13,397)	441	(12,956)
Deferred tax liabilities, net	(19,518)	1,056	(18,462)
Total assets acquired and liabilities assumed	$180,000	$—	$180,000
Cash paid at the 1st Global Acquisition date			$176,850
Cash to be paid after the 1st Global Acquisition date (1)			$3,150

____________________________

(1)
The Company retained $3.2 million of the purchase price of the 1st Global Acquisition, of which $2.1 million was paid to employees of 1st Global in 2019, with the remainder to be paid to either 1st Global or former employees of 1st Global within the twelve months following the 1st Global Acquisition.

For the period from the date of the 1st Global Acquisition to December 31, 2019, the Company adjusted its preliminary fair value estimates and estimated useful lives based upon information obtained through December 31, 2019, which resulted in an immaterial impact to the Company’s operating results. These adjustments primarily related to estimated intangible asset fair values (primarily related to the advisor relationships intangible asset), a contingent liability, deferred tax liabilities, net, and goodwill. The primary area of the acquisition accounting that had not yet been finalized as of December 31, 2019 related to deferred taxes, which would result in a change to goodwill.

Blucora, Inc. | 2019 Form 10-K 81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

The identifiable intangible assets were as follows (in thousands, except as otherwise indicated):

	Estimated Fair Value	Accumulated Amortization through December 31, 2019	Weighted Average Estimated Remaining Useful Life (in months)
Advisor relationships	$78,400	$3,568	196
Developed technology	2,980	916	29
Trade name	1,000	218	29
Training materials	900	196	29
Sponsor relationships	700	38	137
Balance as of December 31, 2019	$83,980	$4,936

For the year ended December 31, 2019, we recognized amortization expense of $4.9 million in “Amortization of other acquired intangible assets” on the consolidated statement of comprehensive income.
The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill. Goodwill consists largely of synergistic opportunities for our Wealth Management business, including increased scale, enhanced capabilities, and an integrated platform of brokerage, investment advisory and insurance services. Goodwill is not expected to be deductible for income tax purposes and is reported in our Wealth Management segment.
As part of the 1st Global Acquisition, we assumed a contingent liability related to a regulatory inquiry and recorded the contingent liability as part of the opening balance sheet. While the inquiry is still on-going, we evaluated a range of possible losses, resulting in a contingent liability reserve balance of $11.1 million at December 31, 2019.
The gross contractual amount of acquired accounts receivable, including commissions receivable, was $6.7 million. As an insignificant amount of these receivables was expected to be uncollectible, the acquired amount approximates fair value.
For the year ended December 31, 2019, we incurred transaction costs of $6.5 million associated with the 1st Global Acquisition, which were recognized as “Acquisition and integration” expenses on the consolidated statement of comprehensive income (loss).
The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition. From the date of the 1st Global Acquisition, 1st Global contributed approximately $114.8 million of revenue and $0.3 million of income before income taxes to our consolidated results for the year ended December 31, 2019.
Pro forma financial information of the 1st Global Acquisition: The financial information in the table below summarizes the combined results of operations of Blucora and 1st Global, on a pro forma basis, for the period in which the 1st Global Acquisition occurred and the prior reporting period as though the companies had been combined as of the beginning of each period presented. Pro forma net income includes adjustments for amortization expense on the definite-lived intangible assets identified in the 1st Global Acquisition, debt-related expenses associated with the credit facility used to finance the 1st Global Acquisition, and for the removal of acquisition-related transaction costs. Income taxes also have been adjusted for the effect of these items.

Blucora, Inc. | 2019 Form 10-K 82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the 1st Global Acquisition occurred at the beginning of the period presented (amounts in thousands):

	Years Ended December 31,
	2019	2018
Revenue	$777,245	$734,489
Net income	36,205	41,319

Disposition of SimpleTax
On September 4, 2019, we completed the disposition of all of the issued and outstanding stock of SimpleTax, which was a provider of digital tax preparation services in Canada, for proceeds of $9.6 million. This amount was received in the third quarter of 2019 and is included in “Proceeds from sale of a business, net of cash” on the consolidated statement of cash flows for the year ended December 31, 2019. We also recognized a gain on the sale of $3.3 million, which is in “Other loss, net” on the consolidated statement of comprehensive income for the year ended December 31, 2019.
The sale of SimpleTax did not meet the requisite criteria to constitute discontinued operations, as the historical results of SimpleTax were not material to our consolidated results of operations. Prior to its sale, the operations of SimpleTax were included in our operating results as part of the Tax Preparation segment.
Summarized financial information for SimpleTax prior to the sale was as follows (in thousands):

Major classes of assets and liabilities:	September 3, 2019	December 31, 2018
Cash	$2,198	$1,088
Accounts receivable	12	27
Intangible assets	119	143
Goodwill	4,199	4,102
Total assets	6,528	5,360

Accrued expenses and other current liabilities	102	77
Long-term liabilities	38	37
Total liabilities	$140	$114

Note 4: Restructuring
In connection with the relocation of our corporate headquarters to Irving, Texas in 2017, we incurred total restructuring costs of $7.3 million, of which $7.0 million was recognized on the consolidated statements of comprehensive income for the years ended December 31, 2017 and 2016. These costs were primarily recorded in “Restructuring” on the consolidated statements of comprehensive income and within corporate-level activity for segment purposes. The table below summarizes the activity in the restructuring liability (in thousands):

	Employee-Related Termination Costs	Contract Termination Costs	Total
Balance as of December 31, 2017	$1,202	$681	$1,883
Restructuring charges	288	—	288
Payments	(1,490)	(157)	(1,647)
Balance as of December 31, 2018	$—	$524	$524
Payments	—	(524)	(524)
Balance as of December 31, 2019	$—	$—	$—

Blucora, Inc. | 2019 Form 10-K 83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Employee-related termination costs primarily included severance benefits, under both ongoing and one-time benefit arrangements. Contract termination costs and fixed asset impairments were incurred in connection with the previous headquarters’ operating lease and related fixed assets.
Note 5: Segment Information and Revenues
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment. Our Chief Executive Officer is the chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, and amortization of intangible assets to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate-level activity.” In addition, we do not allocate other loss, net, and income taxes to the reportable segments. We do not report assets or capital expenditures by segment to the chief operating decision maker.
Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Revenue:
Wealth Management	$507,979	$373,174	$348,620
Tax Preparation	209,966	187,282	160,937
Total revenue	717,945	560,456	509,557
Operating income:
Wealth Management	68,292	53,053	50,916
Tax Preparation	96,249	87,249	72,921
Corporate-level activity	(164,532)	(72,625)	(75,800)
Total operating income	9	67,677	48,037
Other loss, net	(16,915)	(15,797)	(44,551)
Income tax benefit (expense)	65,054	(311)	25,890
Net income	$48,148	$51,569	$29,376

Revenues by major category within each segment are presented below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Wealth Management:
Commission	$191,050	$164,201	$160,241
Advisory	252,367	164,353	145,694
Asset-based	48,182	31,456	26,297
Transaction and fee	16,380	13,164	16,388
Total Wealth Management revenue	$507,979	$373,174	$348,620
Tax Preparation:
Consumer	$195,004	$172,207	$147,084
Professional	14,962	15,075	13,853
Total Tax Preparation revenue	$209,966	$187,282	$160,937

Blucora, Inc. | 2019 Form 10-K 84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Note 6: Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2017	$356,041	$192,996	$549,037
Foreign currency translation adjustment	—	(352)	(352)
Balance as of December 31, 2018	356,041	192,644	548,685
Acquired (1)	117,792	—	117,792
Disposed (1)	—	(4,102)	(4,102)
Balance as of December 31, 2019	$473,833	$188,542	$662,375

____________________________

(1)
For the year ended December 31, 2019, goodwill acquired resulted from the 1st Global Acquisition, and goodwill disposed resulted from the disposition of SimpleTax. For additional information, see “Note 3—Acquisitions and Dispositions.”

Intangible Assets
Intangible assets other than goodwill consisted of the following (in thousands):

		December 31, 2019			December 31, 2018
	Weighted Average Amortization Period (months)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Advisor relationships	193	$318,700	$(71,066)	$247,634	$240,300	$(50,973)	$189,327
Sponsor relationships	166	17,200	(3,705)	13,495	16,500	(2,750)	13,750
Technology	26	46,952	(41,335)	5,617	43,847	(38,396)	5,451
Trade names (1)	31	2,600	(396)	2,204	—	—	—
Customer relationships	1	101,575	(100,518)	1,057	101,686	(87,811)	13,875
Curriculum	29	1,700	(996)	704	800	(600)	200
Total definite-lived intangible assets	186	488,727	(218,016)	270,711	403,133	(180,530)	222,603
Indefinite-lived intangible assets:
Trade names (1)		19,500	—	19,500	72,000	—	72,000
Total intangible assets		$508,227	$(218,016)	$290,211	$475,133	$(180,530)	$294,603

____________________________

(1)
At December 31, 2018, the HD Vest trade name was included in “Trade names” in indefinite-lived intangible assets. At December 31, 2019, the HD Vest trade name was included in “Trade names” in definite-lived intangible assets. For more information, see the “Intangible asset impairment” section below.

Amortization expense was as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Statement of comprehensive income line item:
Cost of revenue	$—	$99	$195
Amortization of other acquired intangible assets	37,357	33,487	33,807
Total	$37,357	$33,586	$34,002

Blucora, Inc. | 2019 Form 10-K 85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Expected amortization of definite-lived intangible assets held as of December 31, 2019 was as follows (in thousands):

2020	$27,688
2021	23,992
2022	20,732
2023	19,502
2024	19,025
Thereafter	159,772
Total	$270,711

Intangible asset impairment. The carrying value of our indefinite-lived intangible asset related to the trade names within our Wealth Management business prior to the Rebranding was $52.5 million. In connection with the Rebranding, HD Vest was renamed Avantax Wealth Management in mid-September 2019. Accordingly, the Company evaluated the HD Vest trade name indefinite-lived asset by performing a quantitative impairment test of that intangible asset. This test compared the carrying value of the HD Vest trade name asset to its fair value. We utilized Level 3 fair value measurements in estimating fair value using the present value of future discounted cash flows, an income approach. The significant estimates used in the discounted cash flow model include the weighted-average cost of capital and long-term rates of revenue growth. The weighted-average cost of capital considered the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows. These estimates and the resulting valuations required significant judgment.
The quantitative impairment test determined that the carrying value of the HD Vest trade name exceeded its fair value. As a result, we recognized an impairment charge of $50.9 million on the “Impairment of intangible asset” line on the consolidated statement of comprehensive income for the year ended December 31, 2019. For segment purposes, the impairment of intangible asset is in “Corporate-level activity.” Following the impairment, the remaining useful life of the HD Vest trade name asset was estimated to be three years.
Note 7: Fair Value Measurements
In accordance with ASC 820, Fair Value Measurements and Disclosures, certain of our assets and liabilities are carried at fair value and are value using inputs that are classified in one of the following three categories:

•	Level 1: Quoted market prices in active markets for identical assets or liabilities.

•	Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs that are corroborated by market data.

•	Level 3: Unobservable inputs that are not corroborated by market data and reflect our own assumptions.
The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

	December 31, 2019	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,264	$4,264	$—	$—
Total assets at fair value	$4,264	$4,264	$—	$—

Blucora, Inc. | 2019 Form 10-K 86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

	December 31, 2018	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$23,181	$23,181	$—	$—
Total assets at fair value	$23,181	$23,181	$—	$—
Acquisition-related contingent consideration liability	$1,275	$—	$—	$1,275
Total liabilities at fair value	$1,275	$—	$—	$1,275
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value them utilizing quoted prices in active markets. Unrealized gains and losses are included in “Accumulated other comprehensive income (loss)” on the consolidated balance sheets, and amounts reclassified out of comprehensive income into net income are determined on the basis of specific identification.
The acquisition-related contingent consideration liability was related to our acquisition of SimpleTax in 2015, and this liability was included in “Accrued expenses and other current liabilities” on the consolidated balance sheet as of December 31, 2018. The remaining liability was paid off in 2019. This liability was included within Level 3 of the fair value hierarchy because we valued it utilizing inputs not observable in the market. Specifically, we determined the fair value of the contingent consideration liability based on a probability-weighted discounted cash flow analysis, which included assumptions related to estimating SimpleTax revenues, the probability of payment (100%), and the discount rate (9%).
A reconciliation of Level 3 items measured at fair value on a recurring basis was as follows (in thousands):

	Years Ended December 31,
	2019	2018
Acquisition-related contingent consideration liability:
Balance at beginning of year	$1,275	$2,689
Payment	(1,331)	(1,315)
Foreign currency transaction (gain) loss	56	(99)
Balance at end of year	$—	$1,275

Note 8: Balance Sheet Components
Other receivables consisted of the following (in thousands):

	December 31,
	2019	2018
Income taxes receivable	$2,735	$7,243
Other receivables	167	165
Total other receivables	$2,902	$7,408

Prepaid expenses and other current assets, net consisted of the following (in thousands):

	December 31,
	2019	2018
Prepaid expenses	$11,787	$7,169
Other current assets	562	586
Total prepaid expenses and other current assets, net	$12,349	$7,755

Blucora, Inc. | 2019 Form 10-K 87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2019	2018
Internally developed software	$13,046	$9,220
Computer equipment and data center	6,998	5,641
Purchased software	5,404	4,214
Leasehold improvements and other	4,624	3,313
Office furniture	1,221	929
Office equipment	1,314	662
	32,607	23,979
Accumulated depreciation	(19,172)	(13,724)
	13,435	10,255
Capital projects in progress	5,271	2,134
Total property and equipment, net	$18,706	$12,389

Total depreciation expense was $6.9 million, $5.0 million, and $4.1 million for the years ended December 31, 2019, 2018, and 2017, respectively.
The net book value of internally-developed software was $12.8 million and $8.0 million at December 31, 2019 and 2018, respectively. We recorded depreciation expense for internally-developed software of $3.2 million, $1.5 million, and $0.9 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2019	2018
Salaries and related expenses	$15,053	$13,050
Contingent liability from 1st Global Acquisition	11,052	—
Retained purchase price from 1st Global Acquisition	1,050	—
Accrued vendor and advertising costs	4,351	1,541
Other	4,638	4,389
Total accrued expenses and other current liabilities	$36,144	$18,980

In 2018, we received $9.3 million of incentives from our new clearing firm provider. These incentives are reported in current and long-term deferred revenue on the consolidated balance sheets. As these incentives are amortized, the amortized amount reduces operating expenses. As of December 31, 2019, $0.9 million and $7.2 million was reported in current and long-term deferred revenue, respectively.
Note 9: Debt
Our debt consisted of the following (in thousands):

	December 31, 2019				December 31, 2018
		Unamortized				Unamortized
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$399,687	$(1,366)	$(5,608)	$392,713	$265,000	$(970)	$(3,640)	$260,390
Less: Current portion of long-term debt, net				(11,228)				—
Long-term debt, net				$381,485				$260,390

Blucora, Inc. | 2019 Form 10-K 88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

In May 2017, we entered into a credit agreement with a syndicate of lenders that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (as amended, the “Senior Secured Credit Facility”). After we increased the outstanding principal amount of the Term Loan by $125.0 million to finance the 1st Global Acquisition, the Senior Secured Credit Facility provides for up to $565.0 million of borrowings, consisting of a committed $65.0 million under the Revolver and a $500.0 million Term Loan that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Senior Secured Credit Facility are guaranteed by certain of Blucora’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries.
At December 31, 2019, we had $389.7 million and $10.0 million in principal amount outstanding under the Term Loan and the Revolver, respectively. Based on aggregate loan commitments as of December 31, 2019, approximately $165.3 million was available for future borrowing under the Senior Secured Credit Facility.
The Senior Secured Credit Facility includes financial and operating covenants, including a consolidated total net leverage ratio, which are set forth in detail in the Senior Secured Credit Facility agreement. As of December 31, 2019, we were in compliance with all of the financial and operating covenants under the Senior Secured Credit Facility agreement.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 3.00% for Eurodollar Rate loans and 2.00% for ABR loans.
Commencing December 31, 2019, principal payments of the Term Loan are due on a quarterly basis in an amount equal to $312,500 (subject to reduction for prepayments), with the remaining principal amount due on the maturity date of May 22, 2024. We have the right to prepay the Term Loan and outstanding amounts under the Revolver without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments on the Term Loan are subject to certain prepayment minimums. We may be required to make annual prepayments on the Term Loan in an amount equal to a percentage of excess cash flow of the Company during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Senior Secured Credit Facility agreement) for such fiscal year. For the year ended December 31, 2019, we made prepayments of $0.3 million towards the Term Loan. For the year ended December 31, 2018, we made prepayments of $80.0 million towards the Term Loan.
As of December 31, 2019, the Term Loan’s and Revolver’s principal amounts approximated their fair values as they are variable rate instruments and their current applicable margins approximate current market conditions.
Depending on our Consolidated First Lien Net Leverage Ratio (as defined in the Senior Secured Credit Facility agreement), the applicable interest rate margin on the Revolver is 2.75% to 3.25% for Eurodollar Rate loans and 1.75% to 2.25% for ABR loans. Interest is payable at the end of each interest period.
Note 10: Leases
Our leases are primarily related to office space. For the year ended December 31, 2019, we recognized operating lease expense of approximately $6.5 million in “General and administrative” expense on the consolidated statement of comprehensive income. Included in total operating lease expense were variable lease expenses of $1.3 million, which relate to reimbursements to lessors for operating expenses and utilities. For the years ended December 31, 2018 and 2017, we recognized rent expense of $2.9 million and $3.0 million, respectively, in “General and administrative” expense on the consolidated statements of comprehensive income.
As of December 31, 2019, our weighted-average remaining operating lease term was approximately 4.5 years, and our weighted-average operating lease discount rate was 5.4%.

Blucora, Inc. | 2019 Form 10-K 89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Operating leases were recorded on the consolidated balance sheets as follows (in thousands):

December 31, 2019
Lease liabilities—current	$3,223
Lease liabilities—long-term	5,865
Total operating lease liabilities	$9,088
The maturities of our operating lease liabilities as of December 31, 2019 are as follows (in thousands):

Undiscounted cash flows:
2020	$3,614
2021	1,136
2022	1,264
2023	1,292
2024	1,319
Thereafter	1,799
Total undiscounted cash flows	$10,424
Imputed interest	(1,336)
Present value of cash flows	$9,088

The Company’s finance lease liabilities as of December 31, 2019 were immaterial.
Cash paid on operating lease liabilities was $8.7 million for the year ended December 31, 2019. Lease liabilities from new ROU assets obtained during the year ended December 31, 2019 was $6.7 million due to a building lease obtained in the 1st Global Acquisition. In 2019, we signed a new corporate headquarters office lease, which commenced in January 2020 and, therefore, was not reflected on the consolidated financial statements as of December 31, 2019.
As a result of relocating our corporate headquarters to Irving, Texas in 2017, we have a non-cancelable operating lease that runs through 2020 for our former corporate headquarters in Bellevue, Washington, which we occupied until May 2017. In March 2017, we agreed to a sublease for the entire Bellevue facility, which was effective June 1, 2017 and expires on September 30, 2020, consistent with the underlying operating lease. We recognized sublease income of $1.4 million, $1.3 million, and $0.6 million for the years ended December 31, 2019, 2018, and 2017, respectively.
Note 11: Commitments and Contingencies
Our contractual commitments are as follows for years ending December 31 (in thousands):

	2020	2021	2022	2023	2024	Thereafter	Total
Operating lease commitments:
Operating lease obligations (1) (2)	$3,715	$2,275	$4,714	$4,817	$4,919	$35,418	$55,858
Sublease income	(991)	—	—	—	—	—	(991)
Net operating lease commitments	2,724	2,275	4,714	4,817	4,919	35,418	54,867
Purchase commitments	14,759	6,866	5,150	3,244	1,500	5,625	37,144
Debt commitment—Term Loan	1,250	1,250	1,250	1,250	384,688	—	389,688
Debt commitment—Revolver	10,000	—	—	—	—	—	10,000
Interest payable	19,507	19,126	18,920	18,757	7,793	—	84,103
Total	$48,240	$29,517	$30,034	$28,068	$398,900	$41,043	$575,802

____________________________

(1)
Operating lease obligations include obligations due to short-term leases. In accordance with the short-term lease practical expedient in ASC 842, we do not record a lease liability for short-term leases.

(2)
Operating lease obligations include obligations relating to our new corporate headquarters office lease, which will be located in Coppell, TX. The corporate headquarters building will replace our Irving, Texas corporate office and our additional office located in Dallas, TX. Lease payments will commence in August 2021 and end in June 2033, and will result in $45.3 million in undiscounted lease payments during this time period.

Blucora, Inc. | 2019 Form 10-K 90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Operating leases. For information on our operating leases, see “Note 10—Leases.”
Purchase commitments. Our purchase commitments consist primarily of marketing agreements, commitments with a vendor to provide cloud computation services, commitments to our clearing firm provider, and commitments for advisory support programs.
Debt commitments. Our debt commitments are based upon contractual payment terms and consist of the outstanding principal related to the Senior Secured Credit Facility. For further detail regarding the Senior Secured Credit Facility, see “Note 9—Debt.”
Off-balance sheet arrangements. We have no off-balance sheet arrangements.
Litigation. From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties. Aside from the contingent liability described in “Note 3—Acquisitions and Dispositions,” we are not currently party to any such matters for which we have incurred a liability on our consolidated balance sheets.
We have entered into indemnification agreements in the ordinary course of business with our officers and directors. Pursuant to these agreements, we may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under these indemnification agreements and applicable Delaware law.
Note 12: Stockholders' Equity
Stock Repurchase Plan. On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. For the year ended December 31, 2019, we repurchased 1.3 million shares of our common stock for an aggregate purchase price of $28.4 million. There were no stock repurchases in 2018 and 2017.
Accumulated other comprehensive loss.  The following table provides information about activity in accumulated other comprehensive loss (in thousands):

	Unrealized gain (loss) on investments	Foreign currency translation adjustment	Total
Balance as of December 31, 2016	$(1)	$(380)	$(381)
Other comprehensive income	1	376	377
Balance as of December 31, 2017	—	(4)	(4)
Other comprehensive loss	—	(442)	(442)
Balance as of December 31, 2018	—	(446)	(446)
Other comprehensive income	—	174	174
Balance as of December 31, 2019	$—	$(272)	$(272)

Note 13: Stock-based Compensation
Employee Stock Purchase Plan
The 2016 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of our common stock, subject to an annual maximum dollar

Blucora, Inc. | 2019 Form 10-K 91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 2.4 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 0.7 million shares were available for issuance as of December 31, 2019. We issue new shares upon purchase through the ESPP.
Stock incentive plan
We may grant incentive or non-qualified stock options, stock, restricted stock, time-based restricted stock units and performance-based restricted stock units (collectively, “RSUs”), stock appreciation rights, and performance shares or performance units to employees, non-employee directors, and consultants.
In 2018, our stockholders approved the Blucora, Inc. 2018 Long-term Incentive Plan (the “2018 Plan”), which replaced the Blucora, Inc. 2015 Incentive Plan (as amended and restated). Upon approval of the 2018 Plan, we have granted all RSUs and options under the 2018 Plan, except for inducement awards made under the Blucora, Inc. 2016 Equity Inducement Plan.
Stock options and RSUs generally vest over a period of one-to-three years, with the majority of awards vesting over three years. For stock options and RSUs granted in 2018 or after, one-third of the award vests one year after the date of grant, with the remainder of the award vesting ratably thereafter on an annual basis. For stock options and RSUs granted prior to 2018, one-third of the award vests one year after the date of grant, with the remainder of the award vesting ratably thereafter on a semi-annual basis. In addition, stock options expire seven years from the date of grant. There are a few exceptions to this vesting schedule, which provide for vesting at different rates or based on achievement of performance targets.
We issue new shares upon the exercise of stock options and upon the vesting of RSUs. If a stock option or RSU is surrendered or otherwise unused, the related shares will continue to be available for issuance.
A summary of the general terms of stock options and RSUs at December 31, 2019 is as follows:

Number of shares authorized for awards	10,806,231
Options and RSUs outstanding	2,971,002
Options and RSUs expected to vest	2,747,970
Options and RSUs available for grant	5,028,497

The following activity occurred under our stock incentive plans:

	Number of Options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding at December 31, 2018	2,447,939	$14.62
Granted	280,135	$27.38
Forfeited	(265,490)	$17.10
Expired	(9,995)	$8.63
Exercised	(838,282)	$9.42
Outstanding at December 31, 2019	1,614,307	$19.16	$11,612	4.5
Exercisable at December 31, 2019	752,375	$15.12	$8,288	3.8
Vested and expected to vest after December 31, 2019	1,559,047	$18.91	$11,572	4.4

Blucora, Inc. | 2019 Form 10-K 92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

	Number of Units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Outstanding at December 31, 2018	862,935	$21.78
Granted	1,055,206	$28.89
Forfeited	(193,368)	$23.86
Vested	(368,078)	$17.30
Outstanding at December 31, 2019	1,356,695	$28.22	$35,466	1.7
Expected to vest after December 31, 2019	1,188,923	$28.17	$31,078	1.6

Supplemental information is presented below:

	Years Ended December 31,
	2019	2018	2017
Stock options:
Weighted average grant date fair value per option granted	$8.88	$7.68	$6.25
Total intrinsic value of options exercised (in thousands)	$17,674	$27,759	$44,405
Total fair value of options vested (in thousands)	$2,593	$4,142	$5,566
RSUs:
Weighted average grant date fair value per unit granted	$28.89	$26.89	$18.39
Total intrinsic value of units vested (in thousands)	$10,679	$16,452	$14,642
Total fair value of units vested (in thousands)	$6,368	$6,069	$6,469

Blucora, Inc. | 2019 Form 10-K 93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires that compensation related to all share-based awards (including stock options, RSUs, and ESPP shares) be recognized in the consolidated financial statements. Amounts recognized for stock-based compensation expense on the consolidated statements of comprehensive income are as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Cost of revenue	$4,082	$1,467	$774
Engineering and technology	715	766	984
Sales and marketing	346	2,424	2,376
General and administrative	11,157	8,596	7,519
Restructuring	—	—	1,148
Total	$16,300	$13,253	$12,801

To estimate stock-based compensation expense, we used the Black-Scholes-Merton valuation method with the following assumptions for stock options granted:

	Years Ended December 31,
	2019	2018	2017
Risk-free interest rate	2.28% - 2.88%	1.82% - 2.54%	1.2% - 1.94%
Expected dividend yield	0%	0%	0%
Expected volatility	38% - 42%	38% - 42%	39% - 45%
Expected life	3.6	3.6	3.8
The risk-free interest rate was based on the implied yield available on U.S. Treasury issues with an equivalent remaining term. The expected dividend yield was zero since we have not paid a dividend since 2008. The expected volatility was based on historical volatility of our stock for the related expected life of the award. The expected life of the award was based on historical experience, including historical post-vesting termination behavior.
As of December 31, 2019, total unrecognized stock-based compensation expense related to unvested stock awards was as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$1,544	1.1
RSUs	18,977	2.0
Total	$20,521	1.9

Blucora, Inc. | 2019 Form 10-K 94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Note 14: Other Loss, Net
“Other loss, net” on the consolidated statements of comprehensive income consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Interest expense	$19,017	$15,610	$21,211
Loss on debt extinguishment and amortization of debt issuance costs (1)	1,042	2,367	21,534
Accretion of debt discounts	228	163	1,947
Interest income	(449)	(349)	(110)
Gain on sale of a business (2)	(3,256)	—	—
Other (3)	333	(1,994)	(31)
Other loss, net	$16,915	$15,797	$44,551

____________________________

(1)
For the year ended December 31, 2017, we recognized a $20.4 million loss on debt extinguishment that primarily resulted from the prepayment of a portion of the credit facility previously entered into in 2015 for the purpose of financing the HD Vest acquisition, as well as the redemption of convertible senior notes previously issued in 2013.

(2)	For the year ended December 31, 2019, we recognized a $3.3 million gain on the sale of SimpleTax. See Note 3—Acquisitions and Dispositions for additional information.

(3)	For the year ended December 31, 2018, we had a $2.1 million gain on the sale of an investment.

Note 15: 401(k) Plan
We have a 401(k) savings plan covering our employees. Eligible employees may contribute through payroll deductions. We may match the employees’ 401(k) contributions at the discretion of our board of directors. Pursuant to a continuing resolution, we have matched a portion of the 401(k) contributions made by our employees. The amount we have contributed ranges from 1% to 4% of an employee’s salary, depending upon the percentage contributed by the employee. For the years ended December 31, 2019, 2018, and 2017, we contributed $2.4 million, $1.9 million, and $1.6 million, respectively, to our employees’ 401(k) plans.

Blucora, Inc. | 2019 Form 10-K 95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

Note 16: Income Taxes
Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
United States	$(18,088)	$51,385	$3,293
Foreign	1,182	495	193
Income (loss) before income taxes	$(16,906)	$51,880	$3,486

Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2019	2018	2017
Current:
U.S. federal	$(732)	$(42)	$123
State	2,901	3,230	962
Foreign	333	157	122
Total current expense	2,502	3,345	1,207
Deferred:
U.S. federal	(62,580)	(3,035)	(26,012)
State	(4,970)	37	(1,022)
Foreign	(6)	(36)	(63)
Total deferred benefit	(67,556)	(3,034)	(27,097)
Income tax expense (benefit)	$(65,054)	$311	$(25,890)

Income tax expense (benefit) differed from the amount calculated by applying the statutory federal income tax rate of 21% for 2019 and 2018, and 35% for 2017, as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Income tax expense (benefit) at the statutory federal income tax rate	$(3,550)	$10,895	$1,220
Non-deductible compensation	1,933	2,796	283
Non-deductible acquisition-related transaction costs	1,359	—	—
State income taxes, net of federal benefit	(1,897)	2,014	582
Uncertain tax positions and audit settlements	(1,227)	473	(321)
Research and development credit	—	(552)	—
Excess tax benefits of stock-based compensation	(4,100)	(6,851)	(11,558)
Valuation allowances	(56,881)	(8,537)	4,974
Tax legislation impact	—	—	(21,430)
Other	(691)	73	360
Income tax expense (benefit)	$(65,054)	$311	$(25,890)

The primary difference between the statutory tax rate and the annual effective tax rate was the valuation allowance release, as discussed further below. Other differences between the statutory rate and the annual effective tax rate are related to excess tax benefits (windfalls) for stock compensation, uncertain tax positions, and state taxes, partially offset by non-deductible compensation and non-deductible acquisition-related transaction costs.

Blucora, Inc. | 2019 Form 10-K 96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

The tax effect of temporary differences and net operating loss carryforwards that gave rise to our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Net operating loss and credit carryforwards	$84,684	$97,154
Capital loss	22,948	23,008
Accrued compensation	6,686	5,526
Stock-based compensation	4,986	3,971
Deferred revenue	4,042	3,700
Lease liability	2,133	—
Other, net	3,833	2,143
Total gross deferred tax assets	129,312	135,502
Valuation allowance	(43,824)	(100,705)
Deferred tax assets, net of valuation allowance	85,488	34,797
Deferred tax liabilities:
Amortization	(69,668)	(72,563)
Depreciation	(2,521)	(1,572)
Right-of-use assets	(2,382)	—
Other, net	(920)	(1,056)
Total gross deferred tax liabilities	(75,491)	(75,191)
Net deferred tax assets (liabilities)	$9,997	$(40,394)

At December 31, 2019, we evaluated the need for a valuation allowance for certain deferred tax assets based upon our assessment of whether it is more likely than not that we will generate sufficient future taxable income necessary to realize the deferred tax benefits. We maintain a valuation allowance against our deferred tax assets that are capital in nature to the extent that it is more likely than not that the related deferred tax benefit will not be realized. We also have a deferred tax asset related to the net operating losses (“NOLs”) that we believe is more likely than not to expire before utilization. In 2019, we released $56.9 million of the valuation allowance because we believe this portion of net operating losses is more likely than not to be realized. Additionally, we are no longer in a three-year cumulative loss position. If in the future we determine that any additional portion of the deferred tax assets is more likely than not to be realized, the tax benefit relating to any reversal of the valuation allowance on deferred tax assets as of December 31, 2019 will be recognized as a reduction of income tax expense. Conversely, if we determine that it is more likely than not that our deferred tax assets will not be utilized, we would record additional tax expense.

Blucora, Inc. | 2019 Form 10-K 97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

The changes in the valuation allowance for deferred tax assets are shown below (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$100,705	$109,242	$226,813
Decrease in valuation allowance—future year utilization	(45,651)	—	—
Increase (decrease) in valuation allowance—current year utilization	(10,943)	(8,597)	4,875
Decrease in valuation allowance—change in federal income tax rate	—	—	(72,482)
Decrease in valuation allowance—adoption of ASU 2016-09	—	—	(50,203)
Increase (decrease) in valuation allowance—other	(287)	60	239
Balance at end of year	$43,824	$100,705	$109,242

As of December 31, 2019, our U.S. federal and state net operating loss carryforwards for income tax purposes were $391.9 million and $26.9 million, respectively, which primarily related to excess tax benefits for stock-based compensation. If not utilized, our federal net operating loss carryforwards will expire between 2020 and 2037, with the majority of them expiring between 2020 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.
A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Balance at beginning of year	$22,590	$22,625	$22,919
Gross increases for tax positions of prior years	—	516	93
Gross decreases for tax positions of prior years	(99)	—	(31)
Gross increases for tax positions of current year	60	—	—
Purchase accounting for 1st Global Acquisition	442	—	—
Settlements with taxing authorities	(563)	—	(66)
Statute of limitations expirations	(2,947)	(551)	(290)
Balance at end of year	$19,483	$22,590	$22,625

The total amount of unrecognized tax benefits that could affect our effective tax rate if recognized was $6.3 million and $4.7 million as of December 31, 2019 and 2018, respectively. The remaining $13.2 million and $17.9 million was not recognized on the consolidated balance sheets as of December 31, 2019 and 2018, respectively, and if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction, various state jurisdictions, and Canada. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015, although NOL carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2019, no significant adjustments have been proposed relative to our tax positions.
For the year ended December 31, 2019, we reversed $0.4 million of interest and penalties related to uncertain tax positions. For the years ended December 31, 2018 and 2017, we recognized $0.4 million and $0.2 million of interest and penalties related to uncertain tax positions, respectively. We had $1.4 million and $1.5 million accrued for interest and penalties as of December 31, 2019 and 2018, respectively.
Note 17: Net Income Per Share
“Basic net income per share” is calculated using the weighted average number of common shares outstanding during the period. “Diluted net income per share” is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding

Blucora, Inc. | 2019 Form 10-K 98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2019, 2018, and 2017

stock options and the vesting of unvested RSUs. Dilutive potential common shares are excluded from the calculation of diluted net income per share if their effect is antidilutive.
The calculation of basic and diluted net income per share attributable to Blucora, Inc. is as follows (in thousands):

	Years Ended December 31,
	2019	2018	2017
Numerator:
Net income	$48,148	$51,569	$29,376
Net income attributable to noncontrolling interests	—	(935)	(2,337)
Adjustment of redeemable noncontrolling interests (1)	—	(5,977)	—
Net income attributable to Blucora, Inc. shareholders after adjustment of redeemable noncontrolling interests	$48,148	$44,657	$27,039
Denominator:
Basic weighted average common shares outstanding	48,264	47,394	44,370
Dilutive potential common shares	1,018	1,987	2,841
Diluted weighted average common shares outstanding	49,282	49,381	47,211
Net income per share attributable to Blucora, Inc.:
Basic net income per share	$1.00	$0.94	$0.61
Diluted net income per share	$0.98	$0.90	$0.57
Shares excluded	1,150	354	1,058

____________________________

(1)
For the year ended December 31, 2018, the redemption value adjustment for our redeemable noncontrolling interest was deducted from net income for purposes of calculating net income per share attributable to Blucora, Inc. This redeemable noncontrolling interest was subsequently redeemed in 2019. See “Note 2—Summary of Significant Accounting Policies” for further discussion of redeemable noncontrolling interests.

Note 18: Subsequent Event
On January 6, 2020, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Honkamp Krueger Financial Services, Inc. (“HKFS”), the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, pursuant to which we agreed to acquire all of the issued and outstanding common stock of HKFS for a cash purchase price of $160 million. HKFS is a registered investment advisor and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services.
The purchase price is subject to customary purchase price adjustments, a post-closing adjustment for assets under administration, and certain indemnity escrows, as described more fully in the Purchase Agreement. The purchase price is expected to be paid with an incremental loan under the Senior Secured Credit Facility, which is anticipated to be entered into on or about the time of the closing of the HKFS Acquisition. The HKFS Acquisition is expected to close around the end of the first quarter, subject to customary closing conditions. The HKFS Acquisition was not reflected in our consolidated financial statements for the year ended December 31, 2019.

Blucora, Inc. | 2019 Form 10-K 99

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our interim Principal Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our interim Principal Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2019 to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 is accumulated and communicated to our management, including our Principal Executive Officer and interim Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms.
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
Under the supervision and with the participation of management, including our Chief Executive Officer and interim Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013 framework) issued by the Committee of the Sponsoring Organizations of the Treadway Commission.
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2019.
We acquired 1st Global on May 6, 2019. Management excluded 1st Global from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. 1st Global's total assets and net assets constituted 18% and 28% of total and net assets, respectively, as of December 31, 2019 and 16% and 0% of total revenues and net income, respectively, for the year ended December 31, 2019.
Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2019, and its report is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Blucora, Inc. | 2019 Form 10-K 100

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Blucora, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of 1st Global, which is included in the December 31, 2019 consolidated financial statements of the Company and constituted 18% and 28% of total and net assets, respectively, as of December 31, 2019 and 16% and 0% of revenues and net income, respectively, for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of 1st Global.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blucora, Inc. as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 28, 2020 expressed an unqualified opinion thereon.
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

Blucora, Inc. | 2019 Form 10-K 101

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Dallas, Texas
February 28, 2020

Blucora, Inc. | 2019 Form 10-K 102

ITEM 9B. Other Information
None.

Blucora, Inc. | 2019 Form 10-K 103

PART III
As permitted by the rules of the Securities and Exchange Commission, we have omitted certain information from Part III of this Annual Report on Form 10-K. We intend to file a Definitive Proxy Statement (the “Proxy Statement”) with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and such information is incorporated by reference herein.
ITEM 10. Directors, Executive Officers, and Corporate Governance
The information required in response to this Item 10 is incorporated by reference herein to our Proxy Statement.
ITEM 11. Executive Compensation
The information required in response to this Item 11 is incorporated by reference herein to our Proxy Statement.
ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required in response to this Item 12 is incorporated by reference herein to our Proxy Statement.
ITEM 13. Certain Relationships and Related Transactions, and Director Independence
The information required in response to this Item 13 is incorporated by reference herein to our Proxy Statement.
ITEM 14. Principal Accounting Fees and Services
The information required in response to this Item 14 is incorporated by reference herein to our Proxy Statement.

Blucora, Inc. | 2019 Form 10-K 104

PART IV
ITEM 15. Exhibits, Financial Statement Schedules
(a) Financial Statements and Schedules
1.    Consolidated Financial Statements
See “Item 8. Financial Statements and Supplementary Data.”
2.    Financial Statement Schedules
All financial statement schedules required by Item 15(a)(2) have been omitted because they are not applicable or the required information is presented in the Consolidated Financial Statements or Notes thereto.
3.    Exhibits
The exhibits required by Item 601 of Regulation S-K are set forth below.
(b)   Exhibits

Blucora, Inc. | 2019 Form 10-K 105

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement between Blucora, Inc., Monoprice Holdings, Inc. and YFC-Boneagle Electric Co., LTD, dated November 14, 2016	8-K	November 15, 2016	2.1
2.2#	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
2.3#	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	January 7, 2020	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K (No. 000-25131)	August 13, 2012	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc. filed with the Secretary of State of Delaware on June 1, 2017	8-K	June 5, 2017	3.1
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc. filed with the Secretary of State of Delaware on June 8, 2018	8-K	June 8, 2018	3.1
3.4	Amended and Restated Bylaws of Blucora, Inc.	8-K	February 28, 2017	3.2
4.1	Description of Securities				X
10.1*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of June 5, 2012	S-8 (No. 333-198645)	September 8, 2014	99.1
10.2*	Blucora, Inc. 2015 Incentive Plan, as Amended and Restated	DEF 14A	April 25, 2016	App-endix A
10.3*	Form of Blucora, Inc. 2015 Incentive Plan Nonqualified Stock Option Grant Notice	10-Q	July 30, 2015	10.2
10.4*	Form of Blucora, Inc. 2015 Incentive Plan Restricted Stock Unit Grant Notice	10-Q	July 30, 2015	10.3
10.5*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.2
10.6*	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.3
10.7*	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.4
10.8*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Blucora, Inc. 2015 Incentive Plan	10-Q	April 28, 2016	10.3
10.9*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Chairman of the Board under the Blucora, Inc. 2015 Incentive Plan	10-Q	April 28, 2016	10.4
10.10*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Amended and Restated Blucora, Inc. 2015 Incentive Plan	10-Q	July 27, 2017	10.3
10.11*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under the Amended and Restated Blucora, Inc. 2015 Incentive Plan	10-Q	July 27, 2017	10.4
10.12*	Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 19, 2018	App-endix A

Blucora, Inc. | 2019 Form 10-K 106

10.13*	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan				X
10.14*	Form of Time-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan				X
10.15*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan				X
10.16*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Blucora, Inc. 2018 Long-Term Incentive Plan				X
10.17*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under Blucora, Inc. 2018 Long-Term Incentive Plan				X
10.18*	Blucora, Inc. 2016 Equity Inducement Plan	S-8	January 29, 2016	99.1
10.19*	Amendment No. 1 to Blucora, Inc. 2016 Inducement Plan	S-8	October 14, 2016	99.1
10.20*	Amendment No. 2 to the Blucora, Inc. 2016 Inducement Plan	8-K	May 25, 2018	10.1
10.21*	Form of Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to Newly-Hired Executive Officers Under the Blucora, Inc. 2016 Equity Inducement Plan, as amended	10-Q	October 31, 2018	10.2
10.22*	Form of Blucora, Inc. 2016 Inducement Plan Nonqualified Stock Option Grant Notice	10-K	February 24, 2016	10.41
10.23*	Form of Blucora, Inc. 2016 Inducement Plan Restricted Stock Unit Grant Notice	10-K	February 24, 2016	10.42
10.24*	Blucora, Inc. 2018 Annual Incentive Plan	8-K	February 23, 2018	10.1
10.25*	Employment Agreement by and between Blucora, Inc. and Ann Bruder, dated June 19, 2017	10-Q	July 27, 2017	10.2
10.26*	Employment Agreement by and between Blucora, Inc. and Todd Mackay, dated December 24, 2018	10-K	March 1, 2019	10.33
10.27*	Employment Agreement by and between Blucora, Inc. and Curtis Campbell, dated October 12, 2018	10-K	March 1, 2019	10.34
10.28*	Employment Agreement by and between Blucora, Inc. and Mike Hogan, dated October 20, 2018	10-K	March 1, 2019	10.35
10.29*	Employment Agreement by and between Blucora, Inc. and Enrique Vasquez, dated May 31, 2019	10-Q	August 8, 2019	10.3
10.30*	Separation and Release Agreement by and between Blucora, Inc. and Davinder Athwal, dated January 6, 2020				X
10.31*	General Release and Waiver of Claims by and between Blucora, Inc. and John Clendening, dated January 15, 2020				X
10.32*	Employment Agreement by and between Blucora, Inc. and Christoper W. Walters, dated January 17, 2020				X
10.33	Credit Agreement, dated May 22, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender from time to time a party to the Credit Agreement	8-K	May 23, 2017	10.1
10.34	First Amendment, dated November 28, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender party to the First Amendment	8-K	November 29, 2017	10.1

Blucora, Inc. | 2019 Form 10-K 107

10.35	Second Amendment to Credit Agreement, dated May 6, 2019, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Second Amendment	8-K	May 6, 2019	10.1
10.36	Lease Agreement between BDDC, Inc. and Blucora, Inc., dated May 10, 2019				X
10.37*	Blucora, Inc., 2016 Employee Stock Purchase Plan	DEF 14A	April 25, 2016	App-endix B
10.38*	Amendment No. 1 to the Blucora, Inc. Employee Stock Purchase Plan	10-Q	August 1, 2018	99.1
10.39*	Blucora, Inc. Non-Employee Director Compensation Policy	10-Q	August 8, 2019	10.2
10.40*	Blucora, Inc. Director Tax-Smart Deferral Plan	10-K	March 1, 2019	10.51
10.41*	Blucora, Inc. Executive Officer Tax-Smart Deferral Plan	10-K	March 1, 2019	10.52
10.42*	First Amendment to Blucora, Inc. Director Tax-Smart Deferral Plan				X
10.43*	First Amendment to Blucora, Inc. Executive Officer Tax-Smart Deferral Plan				X
10.44*	Form of Indemnification Agreement				X
21.1	Principal Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained on the signature page hereto)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
101
The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2019, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
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

Blucora, Inc. | 2019 Form 10-K 108

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Christopher W. Walters
Christopher W. Walters President and Chief Executive Officer

Date:	February 28, 2020
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Ann J. Bruder as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities to execute any amendments to this Annual Report on Form 10-K, and to file the same, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Christopher W. Walters	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2020
Christopher W. Walters

/s/ Stacy A. Murray	Chief Accounting Officer (Interim Principal Financial Officer and Principal Accounting Officer)	February 28, 2020
Stacy A. Murray

/s/ Georganne C. Proctor	Chair and Director	February 28, 2020
Georganne C. Proctor

/s/ Steven Aldrich	Director	February 28, 2020
Steven Aldrich

/s/ E.Carol Hayles	Director	February 28, 2020
E. Carol Hayles

/s/ John MacIlwaine	Director	February 28, 2020
John MacIlwaine

/s/ Mary S. Zappone	Director	February 28, 2020
Mary S. Zappone