Form 10-Q
period 2020-03-31
BLUCORA, INC.
filed 2020-05-06
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
As of May 1, 2020, 47,849,614 shares of the registrant’s Common Stock were outstanding.

Trademarks, Trade Names, and Service Marks
This report includes some of the trademarks, trade names, and service marks of Blucora, Inc. (referred to throughout this report as “Blucora,” the “Company,” “we,” “us,” or “our”), including Blucora, Avantax Wealth Management, HD Vest, 1st Global, TaxAct, Tax-Smart Investing, Capital Gains Analyzer, Tax-Loss Harvester, and Social Security Planner. Each one of these trademarks, trade names, or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights, or (iv) a registered trademark or application for registration that we have been authorized by a third party to use.
Solely for convenience, the trademarks, service marks, and trade names included in this report are without the ®, ™ or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names. This report may also include additional trademarks, service marks, and trade names of others, which are the property of their respective owners. All trademarks, service marks, and trade names included in this report are, to our knowledge, the property of their respective owners.

Blucora, Inc. | Q1 2020 Form 10-Q 2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “should,” “estimates,” “predicts,” “potential,” “continues,” and similar terms and expressions, but the absence of these words does not mean that the statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding:
•the impact of the recent coronavirus pandemic on our results of operations and our business, including the impact of the resulting economic downturn, the extension of tax filing deadlines, and other related relief;
•our ability to effectively compete within our industry;
•our ability to attract and retain financial advisors, qualified employees, clients and customers, as well as our ability to provide strong customer/client service;
•our ability to close, finance, and realize all of the anticipated benefits of our recent or pending acquisitions, as well as our ability to integrate the operations of recently acquired businesses;
•our future capital requirements and the availability of financing, if necessary;
•our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;
•our ability to generate strong performance for our clients and the impact of the financial markets on our clients’ portfolios;
•the impact of new or changing legislation and regulations (or interpretations thereof) on our business, including our ability to successfully address and comply with such legislation and regulations (or interpretations thereof) and increased costs, reductions of revenue, and potential fines, penalties, or disgorgement to which we may be subject as a result thereof;
•risks, burdens, and costs, including fines, penalties, or disgorgement, associated with our business being subjected to regulatory inquiries, investigations, or initiatives, including those of the Financial Industry Regulatory Authority and the Securities and Exchange Commission;
•risks associated with legal proceedings, including litigation and regulatory proceedings;
•our ability to manage leadership and employee transitions, including costs and time burdens on management and our board of directors related thereto;
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
•risks related to goodwill and other intangible asset impairment;
•our ability to develop, establish, and maintain strong brands;
•risks associated with the use and implementation of information technology and the effect of security breaches, computer viruses, and computer hacking attacks;
•our ability to comply with laws and regulations regarding privacy and protection of user data;
•our ability to maintain our relationships with third-party partners, providers, suppliers, vendors, distributors, contractors, financial institutions, industry associations, and licensing partners, and our expectations regarding and reliance on the products, tools, platforms, systems, and services provided by these third parties;
•our beliefs and expectations regarding the seasonality of our business;
Blucora, Inc. | Q1 2020 Form 10-Q 3

•our assessments and estimates that determine our effective tax rate; and
•our ability to protect our intellectual property and the impact of any claim that we have infringed on the intellectual property rights of others.
Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, as supplemented by those identified under Part II, Item 1A, “Risk Factors” and elsewhere in this Form 10-Q, as well as in our other filings with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q. We do not undertake any obligation and do not intend to update or revise any forward-looking statement to reflect new information, events, or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

Blucora, Inc. | Q1 2020 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$168,198	$80,820
Cash segregated under federal or other regulations	1,170	5,630
Accounts receivable, net of allowance	25,343	16,266
Commissions receivable	17,719	21,176
Other receivables	6,141	2,902
Prepaid expenses and other current assets, net	13,387	12,349
Total current assets	231,958	139,143
Long-term assets:
Property and equipment, net	31,807	18,706
Right-of-use assets, net	29,224	10,151
Goodwill, net	391,084	662,375
Other intangible assets, net	282,462	290,211
Deferred tax asset, net	—	9,997
Other long-term assets	4,397	6,989
Total long-term assets	738,974	998,429
Total assets	$970,932	$1,137,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$30,085	$10,969
Commissions and advisory fees payable	17,940	19,905
Accrued expenses and other current liabilities	59,760	36,144
Deferred revenue—current	4,425	12,014
Lease liabilities—current	2,187	3,272
Current portion of long-term debt, net	56,229	11,228
Total current liabilities	170,626	93,532
Long-term liabilities:
Long-term debt, net	381,521	381,485
Deferred tax liability, net	47,502	—
Deferred revenue—long-term	6,941	7,172
Lease liabilities—long-term	31,509	5,916
Other long-term liabilities	6,658	5,952
Total long-term liabilities	474,131	400,525
Total liabilities	644,757	494,057

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par $0.0001—900,000 authorized shares; 49,148 shares issued and 47,842 shares outstanding at March 31, 2020; 49,059 shares issued and 47,753 shares outstanding at December 31, 2019	5	5
Additional paid-in capital	1,584,854	1,586,972
Accumulated deficit	(1,230,285)	(914,791)
Accumulated other comprehensive loss	—	(272)
Treasury stock, at cost—1,306 shares at March 31, 2020 and December 31, 2019	(28,399)	(28,399)
Total stockholders’ equity	326,175	643,515
Total liabilities and stockholders’ equity	$970,932	$1,137,572
See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q1 2020 Form 10-Q 5

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended March 31,
	2020	2019
Revenue:
Wealth management services revenue	$144,989	$89,532
Tax preparation services revenue	118,331	136,236
Total revenue	263,320	225,768
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	102,342	61,374
Tax preparation services cost of revenue	4,013	4,201
Total cost of revenue	106,355	65,575
Engineering and technology	8,515	6,529
Sales and marketing	79,710	55,572
General and administrative	24,728	17,077
Acquisition and integration	5,682	1,797
Depreciation	1,796	1,061
Amortization of other acquired intangible assets	7,748	8,044
Impairment of goodwill	270,625	—
Total operating expenses	505,159	155,655
Operating income (loss)	(241,839)	70,113
Other loss, net	(6,135)	(3,958)
Income (loss) before income taxes	(247,974)	66,155
Income tax expense	(67,520)	(3,985)
Net income (loss) attributable to Blucora, Inc.	$(315,494)	$62,170
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$(6.60)	$1.29
Diluted	$(6.60)	$1.25
Weighted average shares outstanding:
Basic	47,827	48,161
Diluted	47,827	49,542
Comprehensive income (loss):
Net income (loss)	$(315,494)	$62,170
Other comprehensive income	272	107
Comprehensive income (loss) attributable to Blucora, Inc.	$(315,222)	$62,277

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q1 2020 Form 10-Q 6

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Redeemable Noncontrolling Interests			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
		Common stock					Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	$—	49,059	$5	$1,586,972	$(914,791)	$(272)	(1,306)	$(28,399)	$643,515
Common stock issued for stock options and restricted stock units	—	89	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	(1,201)	—	—	—	—	(1,201)
Tax payments from shares withheld for equity awards	—	—	—	(917)	—	—	—	—	(917)
Cumulative translation adjustment	—	—	—	—	—	272	—	—	272
Net loss	—	—	—	—	(315,494)	—	—	—	(315,494)
Balance as of March 31, 2020	$—	49,148	$5	$1,584,854	$(1,230,285)	$—	(1,306)	$(28,399)	$326,175

	Redeemable Noncontrolling Interests	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	—	$—	$607,595
Common stock issued for stock options and restricted stock units	—	211	—	283	—	—	—	—	283
Stock-based compensation	—	—	—	2,443	—	—	—	—	2,443
Tax payments from shares withheld for equity awards	—	—	—	(2,425)	—	—	—	—	(2,425)
Reclassification of mandatorily redeemable noncontrolling interests	(22,428)	—	—	—	—	—	—	—	—
Impact of adoption of new leases accounting standard	—	—	—	—	(1,636)	—	—	—	(1,636)
Cumulative translation adjustment	—	—	—	—	—	107	—	—	107
Net income	—	—	—	—	62,170	—	—	—	62,170
Balance as of March 31, 2019	$2,517	48,255	$5	$1,570,026	$(901,155)	$(339)	—	$—	$668,537

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q1 2020 Form 10-Q 7

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(315,494)	$62,170
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	(1,201)	2,443
Depreciation and amortization of acquired intangible assets	10,168	9,354
Impairment of goodwill	270,625	—
Reduction of right-of-use lease assets	1,625	904
Deferred income taxes	57,898	(972)
Amortization of debt issuance costs	313	172
Accretion of debt discounts	68	38
Other	919	—
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(9,066)	(8,395)
Commissions receivable	3,457	1,180
Other receivables	(3,239)	(42)
Prepaid expenses and other current assets	(1,715)	(3,085)
Other long-term assets	2,560	(841)
Accounts payable	17,744	6,432
Commissions and advisory fees payable	(1,965)	(1,544)
Lease liabilities	(1,289)	—
Deferred revenue	(7,820)	(4,524)
Accrued expenses and other current and long-term liabilities	23,276	6,946
Net cash provided by operating activities	46,864	70,236
Investing activities:
Purchases of property and equipment	(7,715)	(1,243)
Net cash used by investing activities	(7,715)	(1,243)
Financing activities:
Proceeds from credit facilities	55,000	—
Payments on credit facilities	(10,313)	—
Proceeds from stock option exercises	—	283
Tax payments from shares withheld for equity awards	(918)	(2,425)
Contingent consideration payments for business acquisition	—	(943)
Net cash provided (used) by financing activities	43,769	(3,085)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	15
Net increase in cash, cash equivalents, and restricted cash	82,918	65,923
Cash, cash equivalents, and restricted cash, beginning of period	86,450	85,366
Cash, cash equivalents, and restricted cash, end of period	$169,368	$151,289
Supplemental cash flow information:
Cash paid for income taxes	$213	$1,031
Cash paid for interest	$5,011	$3,624
Non-cash investing activities
Purchases of property and equipment through leasehold incentives (investing)	$4,959	$—

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q1 2020 Form 10-Q 8

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
In September 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the “Rebranding”). In connection with the Rebranding, HD Vest (which comprised all of the Wealth Management business prior to the 1st Global Acquisition) was renamed Avantax Wealth Management in September 2019, and 1st Global converted in October 2019.
Tax Preparation
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
The Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue typically earned in the first four months of the fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue. In March 2020 and as a result of the coronavirus pandemic, the Internal Revenue Service (“IRS”) extended the filing deadline for federal tax returns from April 15, 2020 to July 15, 2020. We expect this filing extension will result in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020.
Segments
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment.

Note 2: Summary of Significant Accounting Policies
Interim financial information
The accompanying condensed consolidated financial statements have been prepared by us under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of results for a full year.
Blucora, Inc. | Q1 2020 Form 10-Q 9

Cash, cash equivalents, and restricted cash
The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets and the consolidated statements of cash flows (in thousands):

	March 31, 2020	December 31, 2019
Cash and cash equivalents	$168,198	$80,820
Cash segregated under federal or other regulations	1,170	5,630
Total cash, cash equivalents, and restricted cash	$169,368	$86,450
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
Recently adopted accounting pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). We consider the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations. We have recently adopted the following ASUs:
Measurement of Credit Losses. In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”), which changes how entities account for credit losses of financial assets measured at amortized cost. ASU 2016-13 requires financial assets measured at amortized cost to be presented on the balance sheet at the net amount expected to be collected.
The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 replaces the previous “incurred loss” model with a “current expected credit loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 is effective for fiscal years beginning after December 15, 2019, including the interim periods within those fiscal years. Entities must apply ASU 2016-13 using a modified-retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective.
We adopted ASU 2016-13 effective January 1, 2020. Our financial assets within the scope of ASU 2016-13 primarily consisted of our commissions receivable and accounts receivable. While we have implemented the current expected credit loss model and assessed the impact of this new model on our in-scope financial assets, the adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements and did not result in a cumulative-effect adjustment to retained earnings as of January 1, 2020.
Goodwill. In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating the previously applicable step two from the goodwill impairment test. Under the amended guidance of ASU 2017-04, when required to test goodwill for recoverability, an entity will perform its goodwill impairment test by comparing the fair value of the reporting unit to its carrying value and recognizing an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. ASU 2017-04 is effective for fiscal years beginning after December 15, 2019, and entities must apply ASU 2017-04 on a prospective basis.
We adopted ASU 2017-04 effective January 1, 2020 and applied this new guidance to the goodwill impairment test we performed as of March 31, 2020. For more information on this impairment test, see “Note 5—Goodwill and Other Intangible Assets.”
Blucora, Inc. | Q1 2020 Form 10-Q 10

Note 3: 1st Global Acquisition
On May 6, 2019, we closed the 1st Global Acquisition, pursuant to which we acquired all of the issued and outstanding common stock of 1st Global for a cash purchase price of $180.0 million. The purchase price was allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the 1st Global Acquisition.
As of March 31, 2020, the fair values of assets acquired and liabilities assumed in the 1st Global Acquisition were as follows (in thousands):

	Purchase Price Allocation at December 31, 2019	Purchase Price Allocation Adjustments Since December 31, 2019	Purchase Price Allocation at March 31, 2020
Assets acquired:
Tangible assets acquired, including cash of $12,389	$38,413	$—	$38,413
Goodwill	117,792	(666)	117,126
Identifiable intangible assets	83,980	—	83,980
Liabilities assumed:
Contingent liability	(11,052)	—	(11,052)
Deferred revenues	(17,715)	—	(17,715)
Other current liabilities	(12,956)	281	(12,675)
Deferred tax liabilities, net	(18,462)	385	(18,077)
Total assets acquired and liabilities assumed	$180,000	$—	$180,000
During the three months ended March 31, 2020, we adjusted the fair values of goodwill, other current liabilities, and deferred tax liabilities, net, due to the pre-acquisition 1st Global tax returns being filed in the first quarter of 2020. The primary area of acquisition accounting that had not yet been finalized as of March 31, 2020 related to a pre-acquisition 1st Global state tax return that is still to be filed. The filing of this state tax return could result in additional purchase price allocation adjustments.
As part of the 1st Global Acquisition, we assumed a contingent liability related to a regulatory inquiry and recorded the contingent liability as part of the opening balance sheet. While the inquiry is still on-going, we evaluated a range of possible losses, resulting in a contingent liability reserve balance (including accrued interest) of $11.3 million at March 31, 2020.

Note 4: Segment Information and Revenues
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment. Our Chief Executive Officer is the chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, and impairment of goodwill to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate-level activity.” In addition, we do not allocate other loss, net, and income taxes to the reportable segments. We do not report assets or capital expenditures by segment to the chief operating decision maker.
Blucora, Inc. | Q1 2020 Form 10-Q 11

Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income (loss) are presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenue:
Wealth Management	$144,989	$89,532
Tax Preparation	118,331	136,236
Total revenue	263,320	225,768
Operating income:
Wealth Management	22,598	11,540
Tax Preparation	37,753	79,272
Corporate-level activity	(302,190)	(20,699)
Total operating income (loss)	(241,839)	70,113
Other loss, net	(6,135)	(3,958)
Income tax expense	(67,520)	(3,985)
Net income (loss) attributable to Blucora, Inc.	$(315,494)	$62,170
Revenues by major category within each segment are presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Wealth Management:
Advisory	$78,757	$39,757
Commission	50,580	37,160
Asset-based	10,579	9,693
Transaction and fee	5,073	2,922
Total Wealth Management revenue	$144,989	$89,532
Tax Preparation:
Consumer	$103,821	$123,942
Professional	14,510	12,294
Total Tax Preparation revenue	$118,331	$136,236
Wealth Management revenue recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
The timing of Wealth Management revenue recognition was as follows (in thousands):

	Three months ended March 31,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$78,757	$78,757	$—	$39,757	$39,757
Commission revenue	23,381	27,199	50,580	15,684	21,476	37,160
Asset-based revenue	—	10,579	10,579	—	9,693	9,693
Transaction and fee revenue	1,859	3,214	5,073	770	2,152	2,922
Total Wealth Management revenue	$25,240	$119,749	$144,989	$16,454	$73,078	$89,532

Blucora, Inc. | Q1 2020 Form 10-Q 12

Tax Preparation revenue recognition
We generate revenue from the sale of tax preparation digital services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
The timing of Tax Preparation revenue recognition was as follows (in thousands):

	Three months ended March 31,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$103,821	$—	$103,821	$123,015	$927	$123,942
Professional	12,994	1,516	14,510	10,842	1,452	12,294
Total Tax Preparation revenue	$116,815	$1,516	$118,331	$133,857	$2,379	$136,236

Note 5: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2019	$473,833	$188,542	$662,375
Purchase accounting adjustment	(666)	—	(666)
Impairment	(270,625)	—	(270,625)
Balance as of March 31, 2020	$202,542	$188,542	$391,084
Goodwill represents the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment annually, as of November 30, or more frequently when events or circumstances indicate it is more likely than not that the fair value of one or more of our reporting units is less than its carrying amount. To determine whether it is necessary to perform a goodwill impairment test, we first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to perform a goodwill impairment test without completing a qualitative assessment.
In March 2020, the coronavirus pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted certain key Wealth Management business drivers, such as client asset levels and interest rates. These macroeconomic and Company-specific factors, in totality, served as a triggering event that resulted in the testing of the goodwill of the Wealth Management reporting unit and the Tax Preparation reporting unit for potential impairment.
As part of the goodwill impairment test, we compared the estimated fair values of the Wealth Management and Tax Preparation reporting units to their respective carrying values. Estimated fair value was calculated using Level 3 inputs and utilized a blended valuation method that factored in the income approach and the market approach as of March 31, 2020. The income approach estimated fair value by using the present value of future discounted cash flows. Significant estimates used in the discounted cash flow model included our forecasted cash flows, our long-term rates of growth, and our weighted average cost of capital. The weighted average cost of capital factors in the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve our projected cash flows. The market approach estimated fair value by taking income-based valuation multiples for a set of comparable companies and applying the valuation multiple to each reporting unit’s income.
For the Wealth Management reporting unit, the carrying value of the reporting unit exceeded its fair value by $270.6 million. Therefore, we recorded an impairment of goodwill of $270.6 million for the three months ended March 31, 2020. For the Tax Preparation reporting unit, the carrying value of the reporting unit was significantly below its fair value, and therefore, no impairment of goodwill was deemed necessary.
Blucora, Inc. | Q1 2020 Form 10-Q 13

The Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market. or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.

Note 6: Debt
The Company’s debt consisted of the following as of the periods indicated in the table below (in thousands):

	March 31, 2020				December 31, 2019
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$444,375	$(1,297)	$(5,328)	$437,750	$399,687	$(1,366)	$(5,608)	$392,713
Less: Current portion of long-term debt, net				(56,229)				(11,228)
Long-term debt, net				$381,521				$381,485
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (as amended, the “Senior Secured Credit Facility”). We increased the outstanding principal amount of the Term Loan by $125.0 million to finance the 1st Global Acquisition, and after giving effect to such increase, the Senior Secured Credit Facility provides for up to $565.0 million, consisting of a committed $65.0 million under the Revolver and a $500.0 million Term Loan that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries.
As of March 31, 2020, we had $389.4 million and $55.0 million in principal amount outstanding under the Term Loan and the Revolver, respectively. For the three months ended March 31, 2020, our total borrowings under the Revolver increased from $10.0 million to $55.0 million, which consisted of $55.0 million of additional borrowings, partially offset by $10.0 million of payments on the Revolver. Based on aggregate loan commitments as of March 31, 2020, approximately $10.0 million was available for future borrowing under the Senior Secured Credit Facility applicable to the Company. On April 23, 2020, we made a $37.0 million payment to reduce the outstanding principal balance on the Revolver to $18.0 million.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 3.00% for Eurodollar Rate loans and 2.00% for ABR loans.
Commencing December 31, 2019, principal payments of the Term Loan are due on a quarterly basis in an amount equal to $0.3 million (subject to reduction for prepayments), with the remaining principal amount due on the maturity date of May 22, 2024. We have the right to prepay the Term Loan and outstanding amounts under the Revolver without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments on the Term Loan are subject to certain prepayment minimums. We may be required to make annual prepayments on the Term Loan in an amount equal to a percentage of excess cash flow of the Company during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) for such fiscal year. For the three months ended March 31, 2020, we made prepayments of $0.3 million towards the Term Loan.
Depending on the Consolidated First Lien Net Leverage Ratio, the applicable interest rate margin on the Revolver is from 2.75% to 3.25% for Eurodollar Rate loans and 1.75% to 2.25% for ABR loans. Interest is payable at the end of each interest period.
The Senior Secured Credit Facility includes financial and operating covenants, including a Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) that governs the Revolver. On May 1, 2020, we entered into Amendment No. 3 to the Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things: (i) provide that, during the period commencing on the effective date of the Credit Agreement Amendment and ending on December 31, 2020
Blucora, Inc. | Q1 2020 Form 10-Q 14

(the “Third Amendment Relief Period”), if an advance under the Revolver is requested, then the Company must be in pro forma compliance with certain covenants, (ii) provide that, for purposes of determining compliance with the Consolidated Total Net Leverage Ratio for the Revolver, during the Third Amendment Relief Period certain limitations to add-backs do not apply when calculating Consolidated EBITDA (as defined in the Credit Agreement), (iii) solely with respect to the Revolver, add restrictions on certain restricted payments during the Third Amendment Relief Period, and (iv) solely with respect to the Revolver, if the Revolver usage is over $0 on the last day of any calendar quarter during the Third Amendment Relief Period, impose a minimum liquidity financial covenant that requires the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) to maintain liquidity of at least $115.0 million on the last day of such quarter. Solely with respect to the Revolver and solely if the Revolver usage exceeds $0 on the last day of any calendar quarter during the Third Amendment Relief Period, the Credit Agreement Amendment increases the maximum Consolidated Total Net Leverage Ratio to (i) 5.75 to 1.00 for the fiscal quarter ending June 30, 2020 and (ii) 3.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020.

Note 7: Leases
Our leases are primarily related to office space and are classified as operating leases. Operating lease expense is recognized in “General and administrative” expense on the condensed consolidated statements of comprehensive income (loss) as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Fixed lease expense	$2,036	$1,026
Variable lease expense	301	348
Total lease expense	$2,337	$1,374
In addition, we recognized sublease income of $0.3 million for both the three months ended March 31, 2020 and 2019.
As of March 31, 2020, our weighted-average remaining operating lease term was approximately 11.1 years, and our weighted-average operating lease discount rate was 5.5%.
Operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2020	December 31, 2019
Lease liabilities—current	2,187	3,223
Lease liabilities—long-term	31,509	5,865
Total operating lease liabilities	$33,696	$9,088
Blucora, Inc. | Q1 2020 Form 10-Q 15

The maturities of the Company's operating lease liabilities as of March 31, 2020 were as follows (in thousands):

(in thousands)
Undiscounted cash flows:
Remainder of 2020 (1)	$(2,344)
2021	2,270
2022	4,706
2023	4,808
2024	4,911
Thereafter	$35,337
Total undiscounted cash flows	$49,688
Imputed interest	(15,992)
Present value of cash flows	$33,696
____________________________
(1)Undiscounted cash flows for the remainder of 2020 used to calculate the lease liability are reduced by the tenant improvement allowance related to the new corporate headquarters lease. See below for more information.
Cash paid on operating lease liabilities was $1.2 million and $0.9 million for the three months ended March 31, 2020 and 2019, respectively. Lease liabilities from new right-of-use assets obtained in the three months ended March 31, 2020 and 2019 were $20.4 million and $9.4 million, respectively.
In 2019, we signed a new corporate headquarters lease, which commenced in January 2020 and, therefore, a right-of-use asset of $20.7 million and a lease liability of $20.4 million was reflected on the condensed consolidated financial statements beginning in January 2020. The new headquarters lease is classified as an operating lease, and the term of the lease extends to June 2033. Lease payments will begin in August 2021 and will result in $45.2 million in undiscounted fixed lease payments, which are partially offset by a $9.7 million tenant improvement allowance. Under the new lease, we will also make variable payments for operating expenses and utilities.

Note 8: Balance Sheet Components
Prepaid expenses and other current assets, net, consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Prepaid expenses	$9,706	$7,982
Prepaid regulatory license fees	1,493	1,991
Prepaid insurance	1,181	1,492
Prepaid advertising	421	322
Other current assets	586	562
Total prepaid expenses and other current assets, net	$13,387	$12,349
Blucora, Inc. | Q1 2020 Form 10-Q 16

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
Salaries and related expenses	14,927	15,053
Contingent liability from 1st Global Acquisition	11,328	11,052
Retained purchase price from 1st Global Acquisition	90	1,050
Accrued vendor and advertising costs	18,628	4,351
Accrued taxes	10,586	1,173
Other	4,201	3,465
Total accrued expenses and other current liabilities	$59,760	$36,144

Note 9: Fair Value Measurements
In accordance with ASC 820, Fair Value Measurements and Disclosures, certain of our assets and liabilities are carried at fair value and are valued using inputs that are classified in one of the following three categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
•Level 2: Observable market-based inputs, other than Level 1, or unobservable inputs that are corroborated by market data.
•Level 3: Unobservable inputs that are not corroborated by market data and reflect our own assumptions.
Assets measured on a recurring basis
The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2020	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,278	$4,278	$—	$—
Total assets at fair value	$4,278	$4,278	$—	$—

		Fair value measurements at the reporting date using
	December 31, 2019	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,264	$4,264	$—	$—
Total assets at fair value	$4,264	$4,264	$—	$—
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value cash equivalents utilizing quoted prices in active markets.
Fair value of financial instruments
We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of March 31, 2020, the Term Loan’s principal amount was $389.4 million, and the fair value of the Term Loan’s principal amount was $346.5 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation. As of December 31, 2019, the Term Loan’s principal amount approximated its fair value as the Term Loan is a variable rate instrument and its applicable margin at that date approximated market conditions.
Blucora, Inc. | Q1 2020 Form 10-Q 17

As of March 31, 2020 and December 31, 2019, the Revolver’s principal amount outstanding approximated its fair value as the Revolver is a variable rate instrument and its applicable margin approximated market conditions.

Note 10: Commitments and Contingencies
From time to time, we are subject to various legal proceedings, regulatory matters or fines, or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated.
Aside from the contingent liability disclosed in “Note 3—1st Global Acquisition,” we are not currently party to any such matters for which we have incurred a material liability on our consolidated balance sheets.

Note 11: Other Loss, Net
“Other loss, net” on the condensed consolidated statements of comprehensive income consisted of the following (in thousands):

	Three months ended March 31,
	2020	2019
Interest expense	$5,316	$3,776
Amortization of debt issuance costs	313	172
Accretion of debt discounts	68	38
Total interest expense	5,697	3,986
Interest income	(14)	(140)
Other	452	112
Other loss, net	$6,135	$3,958

Note 12: Income Taxes
The Company recorded income tax expense of $67.5 million for the three months ended March 31, 2020. The Company's effective income tax rate for the three months ended March 31, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits in the current year, an adjustment to the valuation allowance against the deferred tax assets for net operating losses expected to expire in future years of $15.5 million, and non-deductible officer compensation expense. The goodwill impairment charge of $270.6 million did not have an impact on the estimated annual effective income tax rate.
The Company recorded income tax expense of $4.0 million for the three months ended March 31, 2019. Income taxes for the three months ended March 31, 2019 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes.

Note 13: Net Income Per Share
“Basic net income (loss) per share” is calculated using the weighted average number of common shares outstanding during the period. “Diluted net income (loss) per share” is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of unvested RSUs. Dilutive potential common shares are excluded from the calculation of diluted net income per share if their effect is antidilutive.
Blucora, Inc. | Q1 2020 Form 10-Q 18

The calculation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended March 31,
	2020	2019
Numerator:
Net income (loss) attributable to Blucora, Inc.	$(315,494)	$62,170
Denominator:
Weighted average common shares outstanding—basic	47,827	48,161
Dilutive potential common shares	—	1,381
Weighted average common shares outstanding—diluted	47,827	49,542
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$(6.60)	$1.29
Diluted	$(6.60)	$1.25
Shares excluded	3,093	256
Shares were excluded from the calculation of diluted net income (loss) per share for these periods because their effect would have been anti-dilutive.

Note 14: Subsequent Event
HKFS Acquisition
As previously announced, on January 6, 2020, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Honkamp Krueger Financial Services, Inc. (“HKFS”), the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (the “Sellers’ Representative”). Pursuant to the terms and conditions of the Purchase Agreement, the Company agreed to acquire (the “HKFS Acquisition”) all of the issued and outstanding common stock of HKFS for a cash purchase price of $160 million, subject to customary purchase price adjustments, a post-closing adjustment for assets under administration and certain indemnity escrows as described more fully in the Purchase Agreement. HKFS is a registered investment advisor and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services.
On April 7, 2020, the Company, HKFS, the Sellers, and the Sellers’ Representative entered into the First Amendment to the Stock Purchase Agreement (the “HKFS Amendment”). The parties mutually agreed to enter into the HKFS Amendment in response to current economic conditions. The HKFS Amendment amends the Purchase Agreement to, among other things, decrease the cash purchase price paid at closing for the HKFS Acquisition from $160 million to $100 million and replace the post-closing purchase price adjustment for assets under administration with two potential post-closing earn-out payments by the Company. Pursuant to the HKFS Amendment, the amount of the potential earn-out payments will be determined based on the Company’s assets under management and the achievement of certain performance goals on the first and second anniversaries of the date of closing. Assuming that these performance goals are fully achieved in each earn-out period, which would require substantial growth in the value of the Company’s assets under management through strong operational performance and market improvement, the potential maximum aggregate amount that the Company would be required to pay for each earn-out period is $30.0 million. Pursuant to the HKFS Amendment, if the asset values on the applicable measurement date fall below certain specified thresholds, the Company would not be required to make any earn-out payment to the Sellers for such period.
The HKFS Amendment also amends the Purchase Agreement to, among other things, (i) make it a condition to the Company’s obligation to close the transaction that the Company receive financing satisfactory to the Company, in its sole discretion, (ii) extend the outside date by which the closing shall have occurred prior to triggering the parties’ right to terminate the Purchase Agreement from May 15, 2020 to October 1, 2020, (iii) maintain a cash breakup fee of $0.8 million payable by the Company to HKFS if the Purchase Agreement is terminated by the Company because it has not received satisfactory financing or the outside date has passed, (iv) give the Company the right to set-off any indemnifiable losses against any payments due and payable by the Company to any Seller
Blucora, Inc. | Q1 2020 Form 10-Q 19

pursuant to the Purchase Agreement, including the earn-out obligations, and (v) amend the assignment provisions to include that the Company shall remain liable under the Purchase Agreement if it assigns the Purchase Agreement as permitted therein.
Credit Agreement Amendment
On May 1, 2020, we entered into the Credit Agreement Amendment, which amended certain terms related to the Revolver under the Senior Secured Credit Facility. For additional information, see “Note 6—Debt.”
Blucora, Inc. | Q1 2020 Form 10-Q 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements and accompanying notes thereto included under Part I, Item 1 and the section titled “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q, as well as with our consolidated financial statements, accompanying notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2019.
Our Business
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
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management (“Avantax,” the “Wealth Management business,” or the “Wealth Management segment”), which formerly operated under the HD Vest and 1st Global brands prior to the Rebranding (see below for more information about the Rebranding). Avantax provides tax-focused wealth management solutions for financial advisors, tax preparers, certified public accounting firms, and their clients and is the leading U.S. tax-focused independent broker-dealer. As of March 31, 2020, 3,945 advisors with branch offices in all 50 states utilized our Avantax platform and supported $61.0 billion of total client assets, including $23.6 billion of advisory assets.
In May 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company, for a cash purchase price of $180.0 million (the “1st Global Acquisition”). The 1st Global Acquisition was strategically important as it expanded our presence as the leading U.S. tax-focused independent broker-dealer while also providing the scale to compete more broadly in the wealth management market. The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition.
In September 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the “Rebranding”). In connection with the Rebranding, HD Vest (which comprised all of the Wealth Management business prior to the 1st Global Acquisition) was renamed Avantax Wealth Management in September 2019, and 1st Global converted in October 2019. The Rebranding was designed to bring broader awareness to our Tax-Smart wealth management approach, providing tax-focused wealth management advice with technology-advantaged tools, allowing our financial advisors to easily provide Tax-Smart wealth solutions to their clients.
Tax Preparation
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital do-it-yourself (“DDIY”) tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com. TaxAct generates revenue primarily through its digital service at www.TaxAct.com and its mobile applications.
Recent Developments
HKFS Acquisition
As previously announced, on January 6, 2020, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with Honkamp Krueger Financial Services, Inc. (“HKFS”), the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (the “Sellers’ Representative”). Pursuant to the terms and conditions of the Purchase Agreement, the Company agreed to acquire (the “HKFS Acquisition”) all of the issued and outstanding common stock of HKFS for a cash purchase price of $160 million, subject to customary purchase price adjustments, a post-closing adjustment for assets under administration and certain indemnity escrows as described more fully in the Purchase Agreement. HKFS is a registered investment advisor and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services.
Blucora, Inc. | Q1 2020 Form 10-Q 21

On April 7, 2020, the Company, HKFS, the Sellers, and the Sellers’ Representative entered into the First Amendment to the Stock Purchase Agreement (the “HKFS Amendment”). The parties mutually agreed to enter into the HKFS Amendment in response to current economic conditions. The HKFS Amendment amends the Purchase Agreement to, among other things, decrease the cash purchase price paid at closing for the HKFS Acquisition from $160 million to $100 million and replace the post-closing purchase price adjustment for assets under administration with two potential post-closing earn-out payments by the Company. In addition, the HKFS Amendment also amends the Purchase Agreement to add a financing contingency and to set a new target closing window that ends on October 1, 2020.
We believe that the amended transaction terms prioritize flexibility and balance sheet strength, while providing a path for Blucora to capture the valuable strategic and financial benefits of the transaction once it is closed. For additional information on the HKFS Acquisition, see “Item 1. Financial Statements—Note 14.”
Leadership changes
On April 20, 2020, we announced a series of organizational changes, including adding experienced new talent to our leadership team (the “Reorganization”). The Reorganization was aimed at maximizing efficiencies in each of our businesses, driving growth, and better positioning Blucora to capitalize on its significant growth potential.
In connection with the Reorganization, our Board of Directors appointed Marc Mehlman as our Chief Financial Officer, and Mr. Mehlman began his employment with us on April 27, 2020. In connection with his appointment, effective April 27, 2020, Mr. Mehlman assumed the duties of serving as our Principal Financial Officer. Mimi Carsley had served as our Interim Chief Financial Officer and had fulfilled the duties of Principal Financial Officer since March 13, 2020. Ms. Carsley will continue to serve as our Treasurer and Senior Vice President of FP&A and Procurement. Prior to March 13, 2020, Stacy Murray had served as our Principal Financial Officer since January 31, 2020. Stacy Murray continues to serve as our Chief Accounting Officer and Principal Accounting Officer.
We also announced that Todd Mackay, who had been serving as our Chief Business Operations and Development Officer, was appointed as President of our Wealth Management business. Also in connection with the Reorganization, Enrique Vasquez, who had been serving as President of our Wealth Management business, transitioned to the newly created role of Managing Director of Practice Acquisition, focused on acquiring or transitioning existing advisor practices that will eventually convert to our registered investment advisor model.
Seasonality
Our Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue typically earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue. In March 2020 and as a result of the coronavirus pandemic, the Internal Revenue Service (“IRS”) extended the filing and payment deadline for federal tax returns from April 15, 2020 to July 15, 2020. We expect this extension will result in the shifting of a significant portion of Tax Preparation segment revenue that is typically earned in the first and second quarters of 2020 to the third quarter of 2020. It is possible that the IRS could further extend the deadline, which would then result in a further shift in the timing of revenue for this segment. We anticipate that the typical seasonal pattern of Tax Preparation segment revenue will resume in 2021.

Blucora, Inc. | Q1 2020 Form 10-Q 22

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Revenue:
Wealth Management	$144,989	$89,532	$55,457	62%
Tax Preparation	118,331	136,236	(17,905)	(13)%
Total revenue	263,320	225,768	37,552	17%
Operating income:
Wealth Management	22,598	11,540	11,058	96%
Tax Preparation	37,753	79,272	(41,519)	(52)%
Corporate-level activity	(302,190)	(20,699)	(281,491)	1360%
Total operating income (loss)	$(241,839)	$70,113	$(311,952)	(445)%
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, operating income decreased $312.0 million primarily due to the following factors:
•Tax Preparation segment operating income decreased $41.5 million primarily driven by a $20.1 million decrease in consumer revenue primarily resulting from the subsequent extension of the federal tax return filing deadline to July 15, 2020 and our e-files decreasing somewhat. We expect this filing extension will result in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020. In addition, sales and marketing expenses increased $20.4 million primarily due to additional advertising costs during tax season.
•Wealth Management segment operating income increased $11.1 million due to increased operating income as a result of the 1st Global Acquisition, in addition to overall growth in the business. While Wealth Management segment operating income for the first quarter of 2020 was not significantly affected by the financial market downturn, we do expect to see operating income levels decrease in the second quarter of 2020 and future periods in which client asset levels and interest rates are suppressed. For additional information, see “Segment Revenue & Operating Income—Wealth Management” below.
•Corporate-level expenses increased $281.5 million primarily due to the goodwill impairment of $270.6 million related to our Wealth Management reporting unit. In addition, we recognized $9.2 million in executive transition costs in the first quarter of 2020 and experienced a $3.9 million increase in acquisition and integration costs compared to the first quarter of 2019.

SEGMENT REVENUE & OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and include certain reconciling items attributable to our segments. We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment. Segment information appearing in “Item 1. Financial Statements—Note 4” is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, and impairment of goodwill to the reportable segments. Such amounts are reflected under the heading “Corporate-level activity.” In addition, we do not allocate other loss, net, and income taxes to the reportable segments.
Blucora, Inc. | Q1 2020 Form 10-Q 23

Wealth Management

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Revenue	$144,989	$89,532	$55,457	62%
Operating income	$22,598	$11,540	$11,058	96%
Segment margin	16%	13%
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, Wealth Management operating income increased $11.1 million due to a $55.5 million increase in revenue partially offset by a $44.4 million increase in operating expenses.
•Wealth Management revenue increased $55.5 million due to the addition of approximately $42.5 million in revenue from 1st Global, as well as increased advisory and commission revenue from our legacy business.
•Wealth Management operating expenses increased $44.4 million primarily due to a $39.9 million increase in cost of revenue (including approximately $29.0 million from 1st Global) as a result of increased commissions and advisory fees paid to our financial advisors.
Sources of revenue
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position, and operating performance.
A summary of our sources of revenue and business metrics is as follows:

(In thousands, except percentages)			Three months ended March 31,		Change
	Sources of Revenue	Primary Drivers	2020	2019	$	%
Advisor-driven	Advisory	- Advisory asset levels	$78,757	$39,757	$39,000	98%
	Commission	- Transactions - Asset levels - Product mix	50,580	37,160	13,420	36%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	10,579	9,693	886	9%
	Transaction and fee	- Account activity - Number of advisors - Number of clients - Number of accounts	5,073	2,922	2,151	74%
	Total revenue		$144,989	$89,532	$55,457	62%
	Total recurring revenue		$119,255	$73,241	$46,014	63%
	Recurring revenue rate		82.3%	81.8%
Recurring revenue consists of advisory fees, trailing commissions, fees from cash sweep programs, and certain transaction and fee revenue, all as described further under the headings “Advisory revenue,” “Commission revenue,” “Asset-based revenue,” and “Transaction and fee revenue,” respectively. Certain recurring revenues are associated with asset balances and fluctuate depending on market values and current interest rates. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, we believe recurring revenue is meaningful despite these fluctuations because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.

Blucora, Inc. | Q1 2020 Form 10-Q 24

Business metrics

(In thousands, except percentages and as otherwise indicated)	March 31,		Change
	2020	2019	Units	%
Total Client Assets	$61,014,454	$46,164,603	$14,849,851	32%
Brokerage Assets	$37,395,490	$32,176,414	$5,219,076	16%
Advisory Assets	$23,618,964	$13,988,189	$9,630,775	69%
Advisory assets as a percentage of total client assets	38.7%	30.3%
Number of advisors (in ones)	3,945	3,553	392	11%
Advisor-driven revenue per advisor	$32.8	$21.6	$11.2	52%
Total client assets include assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts, annuities, and mutual fund positions held directly with fund companies. These assets are not reported on the consolidated balance sheets.
Advisory assets include external client assets for which we provide investment advisory and management services, typically as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee based on the value of the advisory assets for each advisory client. These assets are not reported on the consolidated balance sheets.
Brokerage assets represent the difference between total client assets and advisory assets.
Total client assets increased $14.8 billion at March 31, 2020 compared to March 31, 2019 primarily due to the following factors:
•As a result of the 1st Global Acquisition in May 2019, we obtained $20.0 billion of total client assets (including $11.4 billion of advisory assets) and approximately 800 advisors from 1st Global.
•Partially offsetting the increase in client assets, total client assets decreased by $9.6 billion from December 31, 2019 to March 31, 2020 due to the financial market downturn.
At this time, we cannot predict with certainty the extent of the impact of the coronavirus pandemic and future financial market fluctuations on our future total client assets. However, as long the coronavirus continues to disrupt the U.S. and global economy and create uncertainty in financial markets, we may experience future declines in the amount of our total client assets.
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
Blucora, Inc. | Q1 2020 Form 10-Q 25

The activity within our advisory assets was as follows:

(In thousands)	Three months ended March 31,
	2020	2019
Balance, beginning of the period	$27,629,164	$12,555,405
Net increase in new advisory assets	390,000	269,152
Inflows from acquisitions	—	—
Market impact and other	(4,400,200)	1,163,632
Balance, end of the period	$23,618,964	$13,988,189
Advisory revenue	$78,757	$39,757
Average advisory fee rate	29 bps	32 bps
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, advisory revenue increased $39.0 million, which included approximately $30.4 million resulting from the 1st Global Acquisition. The increase in advisory revenue was primarily due to an increase in advisory assets resulting from advisory assets obtained in the 1st Global Acquisition and growth in our legacy client assets. Partially offsetting this increase, the average advisory fee rate decreased due to the lower advisory fee structure of 1st Global.
For the three months ended March 31, 2020, advisory assets decreased by $4.0 billion primarily due to the financial market downturn. The decrease in advisory assets had a minimal effect on advisory revenue for the three months ended March 31, 2020 as advisory revenue recognized for the first quarter of 2020 was primarily based on the value of client assets within advisory accounts as of December 31, 2019. We expect these suppressed advisory asset balances to negatively impact advisory revenues for the second quarter of 2020 and future periods in which client asset balances are at reduced levels.
For additional information on previously-disclosed advisory asset information, see Part II, Item 5—Other Information.
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

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
By product category:
Mutual funds	$25,900	$19,241	$6,659	35%
Variable annuities	13,750	11,358	2,392	21%
Insurance	5,233	3,730	1,503	40%
General securities	5,697	2,831	2,866	101%
Total commission revenue	$50,580	$37,160	$13,420	36%

By type of commission:
Transaction-based	$23,381	$15,684	$7,697	49%
Trailing	27,199	21,476	5,723	27%
Total commission revenue	$50,580	$37,160	$13,420	36%
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, transaction-based commission revenue increased $7.7 million and trailing commission revenue increased $5.7 million, primarily due to incremental commission revenue from 1st Global.
Blucora, Inc. | Q1 2020 Form 10-Q 26

Due to the manner in which trailing commissions were calculated and recognized for the three months ended March 31, 2020, trailing commission revenue for the first quarter of 2020 was not significantly affected by the financial market downturn. Since brokerage assets decreased by $5.6 billion for the three months ended March 31, 2020 and trail-eligible brokerage assets represented a portion of that decrease, we expect these suppressed trail-eligible brokerage asset balances to negatively impact trailing commission revenues for the second quarter of 2020 and future periods in which trail-eligible brokerage asset balances are at reduced levels.
Asset-based revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues.
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, asset-based revenue increased $0.9 million primarily due to higher cash sweep revenue as a result of higher asset balances (including incremental assets as a result of the 1st Global Acquisition) compared to the first quarter of 2019, as well as favorable changes in our cash sweep program.
In March 2020, the Federal Reserve lowered its target range for the federal funds rate to 0.00-0.25%. As our cash sweep revenue is based on a rate derived from the federal funds rate, we expect lower cash sweep revenue in the second quarter of 2020 and future periods in which the federal funds rate is at reduced levels.
Transaction and fee revenue. Transaction and fee revenue primarily includes support fees charged to advisors, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial advisors, clients, and financial institutions.
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, transaction and fee revenues increased $2.2 million primarily due to an increase in client fees and advisor fees as a result of the 1st Global Acquisition.
Tax Preparation

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Revenue	$118,331	$136,236	$(17,905)	(13)%
Operating income	$37,753	$79,272	$(41,519)	(52)%
Segment margin	32%	58%
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, Tax Preparation operating income decreased $41.5 million due to the following factors:
•Tax Preparation revenue decreased $17.9 million primarily due to a $20.1 million decrease in consumer revenue. Consumer revenue was negatively affected by the announcement in March 2020 that the IRS was extending the filing date for federal tax returns from April 15, 2020 to July 15, 2020. We expect this filing extension will result in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020. It is possible that the IRS could further extend the deadline, which would then result in a further shift in the timing of revenue for this segment. In addition, the number of consumer e-files was somewhat down. Partially offsetting this decrease, professional revenue increased $2.2 million, supported by a number of professional e-files that was consistent with the first quarter of 2019.
•Tax Preparation operating expenses increased $23.6 million primarily due to increased marketing spend during tax season. Due to the time lag associated with the inflow of revenue after a consumer is exposed to an advertisement, we expect significant portions of first quarter marketing spend to support revenue that we anticipate will materialize during the remainder of 2020. In addition, we expect operating expenses for the Tax Preparation segment during the second quarter of 2020 to be higher than typical due to the extension of tax season.
Sources of revenue
Tax Preparation revenue is derived primarily from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer and audit defense.
Blucora, Inc. | Q1 2020 Form 10-Q 27

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
Revenue by category was as follows:

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Consumer	$103,821	$123,942	$(20,121)	(16)%
Professional	14,510	12,294	2,216	18%
Total revenue	$118,331	$136,236	$(17,905)	(13)%
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019:
•The number of accepted consumer e-files was somewhat down.
•The number of professional tax preparer e-files made through our software, the number of units sold, and the number of e-files per unit sold was relatively flat.
Quantitative information on the number of consumer e-files, professional tax preparer e-files, professional units sold, and professional e-files per unit sold has been excluded due the extension of tax season. For more information on the risks associated with our Tax Preparation business, see Part II, Item 1A under the heading, “Pandemics, including the recent coronavirus pandemic, could have a Material Adverse Effect.”

Corporate-Level Activity
Certain corporate-level activity, including certain general and administrative costs (such as personnel and overhead costs), stock-based compensation, acquisition and integration costs, executive transition costs, headquarters relocation costs, depreciation, amortization of acquired intangible assets, and impairment of goodwill, is not allocated to our segments.
Corporate level activity by category was as follows:

(In thousands)	Three months ended March 31,		Change
	2020	2019	$	%
Operating expenses	$7,016	$7,105	$(89)	(1)%
Stock-based compensation	(1,201)	2,443	(3,644)	(149)%
Acquisition and integration costs	5,682	1,797	3,885	216%
Executive transition costs	9,184	—	9,184	N/A
Headquarters relocation costs	716	—	716	N/A
Depreciation	2,420	1,310	1,110	85%
Amortization of acquired intangible assets	7,748	8,044	(296)	(4)%
Impairment of goodwill	270,625	—	270,625	N/A
Total corporate-level activity	$302,190	$20,699	$281,491	1360%
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, corporate level activity increased $281.5 million primarily due to the following factors:
•For the three months ended March 31, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit.
•Executive transition costs of $9.2 million were recognized in the first quarter of 2020 due to the departure of certain executive officers.
•Acquisition and integration costs increased $3.9 million due to increased costs related to the 1st Global Acquisition and the HKFS Acquisition.
Blucora, Inc. | Q1 2020 Form 10-Q 28

•Stock-based compensation decreased $3.6 million due to stock award forfeitures resulting from executive departures in the first quarter of 2020.
Blucora, Inc. | Q1 2020 Form 10-Q 29

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Wealth Management services cost of revenue	$102,342	$61,374	$40,968	67%
Tax Preparation services cost of revenue	4,013	4,201	(188)	(4)%
Total cost of revenue	$106,355	$65,575	$40,780	62%
Percentage of revenue	40%	29%
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
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, cost of revenue increased $40.8 million due to an increase in advisory fees and commissions paid to our advisors, including approximately $29.0 million of commissions paid to 1st Global advisors. The higher advisory fees and commissions paid to our advisors and recognized as cost of revenue are a function of higher client asset balances and transactions and represent a portion of the advisory fees and commissions we recognize as revenue. In alignment with our expectations of Wealth Management revenue, we expect the suppressed client asset balances to reduce cost of revenue for the second quarter of 2020 and future periods in which client asset balances are at reduced levels.
Engineering and Technology

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Engineering and technology	$8,515	$6,529	$1,986	30%
Percentage of revenue	3%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses, the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees.
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, engineering and technology expenses increased $2.0 million, primarily due to higher headcount and consulting expenses in our Tax Preparation business.
Sales and Marketing

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Sales and marketing	$79,710	$55,572	$24,138	43%
Percentage of revenue	30%	25%
Sales and marketing expenses primarily consist of personnel expenses, the cost of temporary help and contractors, marketing expenses associated with our Wealth Management business and Tax Preparation business, and back office processing support expenses for our Wealth Management business.
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, sales and marketing expenses increased $24.1 million primarily due to a $20.4 million increase in our Tax Preparation business resulting from increased advertising costs during the tax season, as well as a $3.2 million increase in our Wealth Management business due to incremental expenses from 1st Global.
Blucora, Inc. | Q1 2020 Form 10-Q 30

General and Administrative

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
General and administrative	$24,728	$17,077	$7,651	45%
Percentage of revenue	9%	8%
General and administrative (“G&A”) expenses primarily consist of personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, G&A expenses increased $7.7 million primarily due to executive transition costs of $9.2 million that were recognized in the first quarter of 2020 due to the departure of certain executive officers, partially offset by reduced stock-based compensation expense due to stock award forfeitures resulting from executive departures in the first quarter of 2020.
Acquisition and Integration

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Employee-related expenses	$830	$217	$613	282%
Professional services	4,186	1,580	2,606	165%
Other expenses	666	—	666	N/A
Total	$5,682	$1,797	$3,885	216%
Percentage of revenue	2%	1%
Acquisition and integration expenses primarily relate to the 1st Global Acquisition and HKFS Acquisition and consist of employee-related expenses, professional services fees, and other expenses.
For the three months ended March 31, 2020, acquisition and integration expenses included $3.0 million related to integration expenses resulting from the 1st Global Acquisition and $2.7 million related to the pending HKFS Acquisition. For the three months ended March 31, 2019, acquisition and integration expenses resulted from the 1st Global Acquisition.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Depreciation	$1,796	$1,061	$735	69%
Amortization of acquired intangible assets	7,748	8,044	(296)	(4)%
Total	$9,544	$9,105	$439	5%
Percentage of revenue	4%	4%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of client, advisor, and sponsor relationships, which are amortized over their estimated lives.
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, depreciation and amortization expense increased $0.4 million primarily due to additional depreciable assets obtained in the 1st Global Acquisition and additional internal-use software put into service in the fourth quarter of 2019 and the first quarter of 2020.
Blucora, Inc. | Q1 2020 Form 10-Q 31

Impairment of Goodwill

(In thousands, except percentages)	Three months ended March 31,		Change
	2020	2019	$	%
Impairment of goodwill	$270,625	$—	$270,625	N/A
Percentage of revenue	103%	—%
For the three months ended March 31, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit. For more information, see “Item 1. Financial Statements—Note 5.”
Other Loss, Net

(In thousands)	Three months ended March 31,		Change
	2020	2019	$	%
Interest expense	$5,316	$3,776	$1,540	41%
Amortization of debt issuance costs	313	172	141	82%
Accretion of debt discounts	68	38	30	79%
Total interest expense	5,697	3,986	1,711	43%
Interest income	(14)	(140)	126	(90)%
Other	452	112	340	304%
Other loss, net	$6,135	$3,958	$2,177	55%
For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, other loss, net, increased $2.2 million primarily due a $1.7 million increase in interest expense largely resulting from higher outstanding debt balances as a result of the $125.0 million increase in the Term Loan under the Senior Secured Credit Facility in the second quarter of 2019, in addition to additional borrowings under the Revolver during the first quarter of 2020. The Senior Secured Credit Facility, including the Term Loan and the Revolver thereunder, are described in more detail under “Liquidity and Capital Resources” below.
Income Taxes
The Company recorded income tax expense of $67.5 million for the three months ended March 31, 2020. The Company's effective income tax rate for the three months ended March 31, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits in the current year, an adjustment to the valuation allowance against the deferred tax assets for net operating losses expected to expire in future years of $15.5 million, and non-deductible officer compensation expense. The goodwill impairment charge of $270.6 million did not have an impact on the estimated annual effective income tax rate.
The Company recorded income tax expense of $4.0 million for the three months ended March 31, 2019. Income taxes for the three months ended March 31, 2019 differed from the 21% statutory rate, primarily due to the release of valuation allowances and the effect of state income taxes.
On March 27, 2020, President Trump signed into law the Coronavirus Aid, Relief and Economic Security Act (the “CARES Act”). Intended to provide economic relief to those impacted by the coronavirus pandemic, the CARES Act includes provisions, among others, addressing refunds of alternative minimum tax (“AMT”) credits, temporary modifications to the limitations placed on the tax deductibility of net interest expenses, and technical amendments for qualified improvement property (“QIP”). Additionally, the CARES Act, in an effort to enhance liquidity for businesses, provides for refundable employee retention tax credits and the deferral of the employer-paid portion of social security taxes.
We expect that we will be able to utilize the CARES Act provisions in the following ways:
•The provision permitting an adjustment to the AMT credit carryforward will have an immediate effect by allowing us to recover the remaining $5.5 million AMT receivable in 2020.
•The adjustments made to the Internal Revenue Code §163(j) limiting the deduction for business interest expense will allow a 50% limitation (rather than the previous 30% limitation) for taxable years beginning in 2019 and 2020. Furthermore, we may use our adjusted taxable income for tax year 2019 when calculating our interest limitation for tax year 2020.
Blucora, Inc. | Q1 2020 Form 10-Q 32

•The QIP technical correction may allow us to claim bonus tax depreciation on certain building improvements.
•The deferral of the employer-paid portion of social security taxes will result in the deferral of $2.6 million of employer social security taxes for the remainder of 2020.

Blucora, Inc. | Q1 2020 Form 10-Q 33

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, other loss, net, acquisition and integration costs, impairment of goodwill, executive transition costs, headquarters relocation costs, and income tax (benefit) expense. Acquisition and integration costs primarily relate to the 1st Global Acquisition and the HKFS Acquisition. Impairment of goodwill relates to the impairment of our Wealth Management reporting unit goodwill that was recognized in the first quarter of 2020. Executive transition costs relate to the departure of certain executive officers in the first quarter of 2020. Headquarters relocation costs relate to the ongoing process to move from our Dallas and Irving offices to our new headquarters in Coppell, TX.
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
A reconciliation of our Adjusted EBITDA to net income (loss) attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended March 31,
	2020	2019
Net income (loss) attributable to Blucora, Inc.	$(315,494)	$62,170
Stock-based compensation	(1,201)	2,443
Depreciation and amortization of acquired intangible assets	10,168	9,354
Other loss, net	6,135	3,958
Acquisition and integration costs	5,682	1,797
Impairment of goodwill	270,625	—
Executive transition costs	9,184	—
Headquarters relocation costs	716	—
Income tax expense	67,520	3,985
Adjusted EBITDA	$53,335	$83,707
Non-GAAP net income and non-GAAP net income per share
We define non-GAAP net income as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, acquisition and integration costs, impairment of goodwill, executive transition costs, headquarters relocation costs, the related cash tax impact of those adjustments, and non-cash income tax expense. We exclude the non-cash portion of income tax expense because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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
Blucora, Inc. | Q1 2020 Form 10-Q 34

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
A reconciliation of our non-GAAP net income and non-GAAP net income per share to net income (loss) attributable to Blucora, Inc. and net income (loss) per share attributable to Blucora, Inc., respectively, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Three months ended March 31,
	2020	2019
Net income (loss) attributable to Blucora, Inc.	$(315,494)	$62,170
Stock-based compensation	(1,201)	2,443
Amortization of acquired intangible assets	7,748	8,044
Acquisition and integration costs	5,682	1,797
Impairment of goodwill	270,625	—
Executive transition costs	9,184	—
Headquarters relocation costs	716	—
Cash tax impact of adjustments to GAAP net income	(736)	(411)
Non-cash income tax expense	67,037	3,151
Non-GAAP net income	$43,561	$77,194
Per diluted share:
Net income (loss) attributable to Blucora, Inc. (1)	$(6.54)	$1.25
Stock-based compensation	(0.02)	0.05
Amortization of acquired intangible assets	0.16	0.17
Acquisition and integration costs	0.12	0.04
Impairment of goodwill	5.61	—
Executive transition costs	0.19	—
Headquarters relocation costs	0.01	—
Cash tax impact of adjustments to GAAP net income	(0.02)	(0.01)
Non-cash income tax expense	1.39	0.06
Non-GAAP net income per share	$0.90	$1.56
Weighted average shares outstanding used in computing per diluted share amounts	48,253	49,542
____________________________
(1)As presented in the condensed consolidated statements of comprehensive income, net loss per share attributable to Blucora, Inc. was $(6.60) for the three months ended March 31, 2020 and was calculated based on weighted average shares outstanding of 47,827,000, which excluded the effect of potentially dilutive shares due to the net loss earned for the period. For non-GAAP reconciliation purposes, net loss per share attributable to Blucora, Inc. of $(6.54) presented in the table above included the effect of potentially dilutive shares due to non-GAAP net income earned during the period.
Blucora, Inc. | Q1 2020 Form 10-Q 35

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2020, we had cash and cash equivalents of approximately $168.2 million. Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax’s operations. As of March 31, 2020, Avantax met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at March 31, 2020 had minimal default risk and short-term maturities.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, capital expenditures, business combinations that enhance our strategic position, and share repurchases under our share repurchase program. We plan to finance our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months largely through cash and cash equivalents. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and we may be required to draw on the Revolver or increase the principal amount of the Term Loan to meet our capital requirements. In addition, we will need to secure additional capital to finance the purchase price for the HKFS Acquisition, which we may finance through cash on hand, new term loans, borrowings under the Revolver, and/or the proceeds from an offering of one or more series of securities.
Since our results of operations are sensitive to various factors, including, among others, the level of competition we face, regulatory and legal impacts, and political and economic conditions, such factors could adversely affect our liquidity and capital resources. In addition, due to the coronavirus pandemic, we expect to experience near-term volatility in our results of operations that could further enhance our liquidity needs. For further discussion of the risks to our business related to liquidity, see “Item 1A. Risk Factors” under the heading “Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures” in Part I of our Form 10-K for the year ended December 31, 2019 and the risk factors set forth in Part II, Item 1A in this Form 10-Q.
We may use our cash and cash equivalents in the future to invest in our current businesses, for repayment of debt, for acquiring companies or assets, for stock buybacks, for returning capital to stockholders, or for other utilizations that we deem to be in the best interests of stockholders.
Indebtedness
In May 2017, we entered into a credit agreement with a syndicate of lenders (as the same has been amended, the “Credit Agreement”) that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (as amended, the “Senior Secured Credit Facility”). We increased the outstanding principal amount of the Term Loan by $125.0 million to finance the 1st Global Acquisition, and after giving effect to such increase, the Senior Secured Credit Facility provides for up to $565.0 million, consisting of a committed $65.0 million under the Revolver and a $500.0 million Term Loan that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries.
As of March 31, 2020, we had $389.4 million and $55.0 million in principal amount outstanding under the Term Loan and the Revolver, respectively. For the three months ended March 31, 2020, our total borrowings under the Revolver increased from $10.0 million to $55.0 million, which consisted of $55.0 million of additional borrowings, partially offset by $10.0 million of payments on the Revolver. Based on aggregate loan commitments as of March 31, 2020, approximately $10.0 million was available for future borrowing under the Senior Secured Credit Facility. On April 23, 2020, we made a $37.0 million payment to reduce the outstanding principal balance on the Revolver to $18.0 million.
Blucora, Inc. | Q1 2020 Form 10-Q 36

The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 3.00% for Eurodollar Rate loans and 2.00% for ABR loans.
Commencing December 31, 2019, principal payments of the Term Loan are due on a quarterly basis in an amount equal to $0.3 million (subject to reduction for prepayments), with the remaining principal amount due on the maturity date of May 22, 2024. We have the right to prepay the Term Loan and outstanding amounts under the Revolver without any premium or penalty (other than customary Eurodollar breakage costs). Prepayments on the Term Loan are subject to certain prepayment minimums. We may be required to make annual prepayments on the Term Loan in an amount equal to a percentage of excess cash flow of the Company during the applicable fiscal year from 0% to 50%, depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) for such fiscal year. For the three months ended March 31, 2020, we made prepayments of $0.3 million towards the Term Loan.
Depending on the Consolidated First Lien Net Leverage Ratio, the applicable interest rate margin on the Revolver is from 2.75% to 3.25% for Eurodollar Rate loans and 1.75% to 2.25% for ABR loans. Interest is payable at the end of each interest period.
The Senior Secured Credit Facility includes financial and operating covenants, including a Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) that governs the Revolver. On May 1, 2020, we entered into Amendment No. 3 to the Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things: (i) provide that, during the period commencing on the effective date of the Credit Agreement Amendment and ending on December 31, 2020 (the “Third Amendment Relief Period”), if an advance under the Revolver is requested, then the Company must be in pro forma compliance with certain covenants, (ii) provide that, for purposes of determining compliance with the Consolidated Total Net Leverage Ratio for the Revolver, during the Third Amendment Relief Period certain limitations to add-backs do not apply when calculating Consolidated EBITDA (as defined in the Credit Agreement), (iii) solely with respect to the Revolver, add restrictions on certain restricted payments during the Third Amendment Relief Period, and (iv) solely with respect to the Revolver, if the Revolver usage is over $0 on the last day of any calendar quarter during the Third Amendment Relief Period, impose a minimum liquidity financial covenant that requires the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) to maintain liquidity of at least $115.0 million on the last day of such quarter. Solely with respect to the Revolver and solely if the Revolver usage exceeds $0 on the last day of any calendar quarter during the Third Amendment Relief Period, the Credit Agreement Amendment increases the maximum Consolidated Total Net Leverage Ratio to (i) 5.75 to 1.00 for the fiscal quarter ending June 30, 2020 and (ii) 3.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020.
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
For the three months ended March 31, 2020, we did not repurchase any shares of our common stock under the stock repurchase plan. As of March 31, 2020, there was still approximately $71.7 million in remaining capacity under the stock repurchase plan. In assessing our capital allocation priorities, we do not expect to make additional share repurchases in the near term.

Contractual Obligations and Commitments
The material changes in our contractual obligations and commitments include debt activity (as described in “Indebtedness” above) and incremental purchase commitments that primarily relate to advertising spend to support the Tax Preparation business during the extended tax season. These incremental purchase commitments are $16.8 million for the remainder of 2020, of which $12.9 million was already accrued as expense for the three months
Blucora, Inc. | Q1 2020 Form 10-Q 37

ended March 31, 2020. Additional information on our contractual obligations and commitments can be found in our Form 10-K for the year ended December 31, 2019.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2020.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Three months ended March 31,
	2020	2019	Change ($)
Net cash provided by operating activities	$46,864	$70,236	$(23,372)
Net cash used by investing activities	(7,715)	(1,243)	(6,472)
Net cash provided (used) by financing activities	43,769	(3,085)	46,854
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	15	(15)
Net increase in cash, cash equivalents, and restricted cash	$82,918	$65,923	$16,995
Net cash from operating activities
Net cash from operating activities consists of income (loss), offset by certain non-cash adjustments, and changes in operating assets and liabilities. Operating cash flows and changes in operating assets and liabilities were as follows:

(In thousands)	Three months ended March 31,
	2020	2019	Change ($)
Net income (loss)	$(315,494)	$62,170	$(377,664)
Non-cash adjustments	340,415	11,939	328,476
Operating cash flows before changes in operating assets and liabilities	24,921	74,109	(49,188)
Changes in operating assets and liabilities	21,943	(3,873)	25,816
Net cash provided by operating activities	$46,864	$70,236	$(23,372)
Net cash provided by operating activities was $46.9 million for the three months ended March 31, 2020 and included $24.9 million of operating cash flows before changes in operating assets and liabilities, in addition to $21.9 million from changes in operating assets and liabilities. For the three months ended March 31, 2020 compared to the three months ended March 31, 2019, operating cash flows before changes in operating assets and liabilities decreased $49.2 million primarily due to the following factors:
•Operating income from our Tax Preparation business decreased $41.5 million;
•Executive transition costs of $9.2 million were recognized in the first quarter of 2020 due to the departure of certain executive officers; and
•Acquisition and integration costs increased $3.9 million due to increased costs related to the 1st Global Acquisition and the HKFS Acquisition.
The increase in the changes in operating assets and liabilities of $25.8 million was primarily due to increases in our accounts payable and accrued expenses and other current and long-term liabilities accounts for the three months ended March 31, 2020 as a result of increased advertising and marketing commitments related to advertising during tax season.
Blucora, Inc. | Q1 2020 Form 10-Q 38

Net cash from investing activities
Net cash used by investing activities consists of purchases of property and equipment. Investing cash flows were as follows:

(In thousands)	Three months ended March 31,
	2020	2019	Change ($)
Purchases of property and equipment	(7,715)	(1,243)	(6,472)
Net cash used by investing activities	$(7,715)	$(1,243)	$(6,472)
Net cash used by investing activities was $7.7 million and $1.2 million for the three months ended March 31, 2020 and 2019, respectively. The $6.5 million increase in net cash used by investing activities was primarily due to cash outlays for office equipment and leasehold improvements related to the new headquarters office building, as well as additional capitalized software costs.
Net cash from financing activities
Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs. Financing cash flows were as follows:

(In thousands)	Three months ended March 31,
	2020	2019	Change ($)
Proceeds from credit facilities	$55,000	$—	$55,000
Payments on credit facilities	(10,313)	—	(10,313)
Proceeds from stock option exercises	—	283	(283)
Tax payments from shares withheld for equity awards	(918)	(2,425)	1,507
Contingent consideration payments for business acquisition	—	(943)	943
Net cash provided (used) by financing activities	$43,769	$(3,085)	$46,854
Net cash provided by financing activities for the three months ended March 31, 2020 primarily consisted of $55.0 million of additional borrowings and $10.3 million of repayments under our Revolver.
Net cash used by financing activities for the three months ended March 31, 2019 primarily consisted of $2.4 million in tax payments from shares withheld for equity awards and $0.9 million in contingent consideration paid related to the acquisition of SimpleTax, which was a provider of digital tax preparation services in Canada that we sold in the third quarter of 2019.
Critical Accounting Policies and Estimates
Impairment of goodwill
Goodwill represents the cost of an acquisition less the fair value of the net identifiable assets of the acquired business. We evaluate goodwill for impairment annually, as of November 30, or more frequently when events or circumstances indicate it is more likely than not that the fair value of one or more of our reporting units is less than its carrying amount. To determine whether it is necessary to perform a goodwill impairment test, we first assess qualitative factors to evaluate whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. We may elect to perform a goodwill impairment test without completing a qualitative assessment.
In March 2020, the coronavirus pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted certain key Wealth Management business drivers, such as client asset levels and interest rates. These macroeconomic and Company-specific factors, in totality, served as a triggering event that resulted in the testing of the goodwill of the Wealth Management reporting unit and the Tax Preparation reporting unit for potential impairment.
Blucora, Inc. | Q1 2020 Form 10-Q 39

As part of the goodwill impairment test, we compared the estimated fair values of the Wealth Management and Tax Preparation reporting units to their respective carrying values. Estimated fair value was calculated using Level 3 inputs and utilized a blended valuation method that factored in the income approach and the market approach. The income approach estimated fair value by using the present value of future discounted cash flows. Significant estimates used in the discounted cash flow model included our forecasted cash flows, our long-term rates of growth, and our weighted average cost of capital. The weighted average cost of capital factors in the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve our projected cash flows. The market approach estimated fair value by taking income-based valuation multiples for a set of comparable companies and applying the valuation multiple to each reporting unit’s income.
For the Wealth Management reporting unit, the carrying value of the reporting unit exceeded its fair value by $270.6 million. Therefore, we recorded an impairment of goodwill of $270.6 million for the three months ended March 31, 2020. For the Tax Preparation reporting unit, the carrying value of the reporting unit was significantly below its fair value, and therefore, no impairment of goodwill was deemed necessary.
The Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market. or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.
Recent Accounting Pronouncements
See "Item 1. Financial Statements—Note 2" for additional information on a recently adopted accounting pronouncement.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the instruments in which we are exposed to market risk during the three months ended March 31, 2020. As of March 31, 2020, we had $389.4 million in principal amount of debt outstanding under the Term Loan of our Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see “Item 1. Financial Statements—Note 6.” A hypothetical 100 basis point increase in LIBOR on March 31, 2020 would result in a $16.4 million increase in our interest expense until the scheduled maturity date in 2024.
For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of March 31, 2020.
Changes in Internal Control over Financial Reporting
Our internal control environment has been impacted by stay-at-home requirements for our employees. These requirements began in mid-March and have continued through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material impact on our internal control over financial reporting, and there were no changes to our internal control over financial reporting during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Blucora, Inc. | Q1 2020 Form 10-Q 40

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Item 1. Financial Statements—Note 10” for additional information on our legal proceedings.

Item 1A. Risk Factors
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2019 and the risks set forth below.
We believe that there have been no material changes in our risk factors as previously disclosed in the Form 10-K other than as set forth below. The occurrence of one or more of the events listed below could have a material adverse effect on our business, prospects, results of operations, reputation, financial condition, cash flows, or ability to continue current operations without any direct or indirect impairment or disruption, which is referred to throughout these risk factors as a “Material Adverse Effect.”
RISKS ASSOCIATED WITH OUR BUSINESSES
Pandemics, including the recent coronavirus pandemic, could have a Material Adverse Effect.
In December 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Beginning in January 2020, the coronavirus spread to other countries, including the United States, and efforts to contain the spread of the coronavirus intensified. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus have had, and could continue to have, an adverse effect on the global markets and economy, including on the availability of and costs associated with employees, resources, and other aspects of the global economy. The development of the coronavirus pandemic could also cause significant disruptions to our business and operations and the operations of our advisors, increase costs and burdens associated with staffing and conducting our operations, increase our risk of being subject to contract performance claims, or increase the risk that our counterparties fail to perform under their respective contracts or commitments, if we or they are unable to deliver according to the terms of such contracts or commitments and do not have the ability to claim force majeure.
Our Wealth Management segment, which provides tax-focused wealth management solutions for financial advisors, tax preparers, certified public accounting firms, and their clients and is the leading U.S. tax-focused independent wealth management business, primarily generates revenue through securities and insurance commissions, quarterly investment advisory fees based on advisory assets, product marketing service agreements, and other agreements and fees. The coronavirus pandemic has had a material negative impact on the U.S. and global economy as a whole and has caused substantial disruption in the U.S. and global securities markets. This economic downturn and market disruption has negatively impacted the value of our clients’ assets, which will cause a corresponding decline in the amount of revenue that we derive from these client assets. Further, as a result of this downturn, we expect that we may experience a decline in commission revenue from lower trading volumes, a reduction in revenue from capital markets and advisory transactions due to reduced activity, increased credit provisions and charge-offs, significantly declining cash sweep revenue due to changes in prevailing interest rates, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses.
Our Tax Preparation segment, which provides digital do-it-yourself tax preparation solutions for consumers, small business owners, and tax professionals, primarily generates revenue through digital tax preparation services. In March 2020, the IRS extended the deadline for specified U.S. federal income tax payments and federal income tax returns due April 15, 2020 to July 15, 2020 in response to the coronavirus pandemic. We expect this filing extension will result in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020. As a result, our results of operations for our Tax Preparation segment have been negatively impacted in the first quarter of 2020 compared to the corresponding period in prior years, and we expect that the second quarter of 2020 will be similarly impacted. In addition, given the
Blucora, Inc. | Q1 2020 Form 10-Q 41

change in timing of the tax filing deadline, it may be hard to predict third quarter results from our Tax Preparation segment following the end of the extended tax season, and results may not be consistent with our current estimations and predictions. In addition, the IRS could further extend the deadline for tax filings, and we expect any further extensions in tax filing deadlines could result in our customers postponing the filing of their taxes until even later in the year. In addition, if the IRS or state tax authorities determine to grant taxpayers further relief in light of the coronavirus pandemic, we could be required to make updates to our tax preparation software to account for any resulting changes to federal or state tax laws. Such updates are costly and may be time consuming to ensure that they accurately reflect the new laws that are adopted. Any of these events could have a Material Adverse Effect.
In addition, we have historically financed our operations primarily from cash provided by operating activities and access to credit markets. To the extent that the coronavirus pandemic causes a substantial reduction or change in timing of our cash provided by operating activities, we may be required to seek additional capital through issuances of debt or equity securities. We may be unable to complete any such transactions on favorable terms to us, or at all. The instruments governing our existing indebtedness require us to comply with certain restrictive covenants, and any substantial and sustained downturn in our operations due to the coronavirus or other factors may cause us to be in breach of our debt covenants or limit our ability to make interest payments on our indebtedness, which could constitute an event of default and cause our outstanding indebtedness to be declared immediately due and payable. If applicable, such acceleration of our outstanding indebtedness could cause our secured lenders to foreclose against the assets securing their borrowings and we could be forced into bankruptcy or liquidation. Any inability to obtain additional liquidity as and when needed, or to maintain compliance with the instruments governing our indebtedness, would have a Material Adverse Effect.
Any of the foregoing factors could result in a Material Adverse Effect on our revenues, results of operations and financial condition. The extent to which the coronavirus impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of the coronavirus and the actions to contain the coronavirus or treat its impact, among others.
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
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg. BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer and imposes certain disclosure and policy and procedural obligations. The SEC also adopted Form CRS Relationship Summary (“Form CRS”), which requires RIAs and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Reg. BI, the SEC added new record-making and record-keeping rules. The compliance date for Reg. BI and the related rules is June 30, 2020.
Blucora, Inc. | Q1 2020 Form 10-Q 42

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
In addition, the risks we face with respect to complying with regulatory requirements for our Wealth Management business may be exacerbated by the effects of the coronavirus, particularly with respect to risks associated with our ability to comply with new regulations such as Reg. BI and Form CRS. Given the unprecedented nature of the coronavirus pandemic, it is difficult for us to predict how it will impact our business and our ability to adopt new policies, procedures, and training programs and employ the personnel necessary to ensure compliance with new regulations, including Reg. BI and Form CRS. On April 2, 2020, the SEC announced that it does not intend to extend the compliance date for Reg. BI in light of disruptions caused by the coronavirus. As a result, broker-dealers are currently required to be fully compliant with Reg. BI by June 30, 2020. As it concerns the SEC’s efforts to evaluate firms’ compliance with Reg. BI and Form CRS, the SEC stated on April 7, 2020 that for
Blucora, Inc. | Q1 2020 Form 10-Q 43

initial examinations of Reg. BI and Form CRS, the SEC will focus on assessing whether broker-dealers have made a good faith effort to implement policies and procedures reasonably designed to comply with Reg. BI and Form CRS. Although we believe we are taking all steps necessary to ensure compliance with Reg. BI and Form CRS (or to be able to demonstrate a good faith effort to the SEC) by the compliance date, we may be unable to reach full compliance by the applicable deadline or the SEC may take the position that we have not made a good faith effort to comply, and, as a result, we could be subject to fines or regulatory actions that result in a Material Adverse Effect on our business or financial condition. To the extent other new laws or regulations are adopted or come into effect during the coronavirus pandemic, we may face practical difficulties in adapting our business to comply with such new laws and regulations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. The authorization does not have a specified expiration date.
Share repurchase activity for the first quarter of 2020 by month was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	—	$—	—	$71,671
February 1-29, 2020	—	$—	—	$71,671
March 1-31, 2020	—	$—	—	$71,671
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Credit Agreement Amendment
On May 1, 2020, the Company entered into the Credit Agreement Amendment, pursuant to which the Credit Agreement was amended to, among other things: (i) provide that, during the Third Amendment Relief Period, if an advance under the Revolver is requested, then the Company must be in pro forma compliance with certain covenants, (ii) provide that, for purposes of determining compliance with the Consolidated Total Net Leverage Ratio for the Revolver, during the Third Amendment Relief Period certain limitations to add-backs do not apply when calculating Consolidated EBITDA, (iii) solely with respect to the Revolver, add restrictions on certain restricted payments during the Third Amendment Relief Period, and (iv) solely with respect to the Revolver, if the Revolver usage is over $0 on the last day of any calendar quarter during the Third Amendment Relief Period, impose a minimum liquidity financial covenant that requires the Company and its Restricted Subsidiaries to maintain liquidity of at least $115.0 million on the last day of such quarter. Solely with respect to the Revolver and solely if the Revolver usage exceeds $0 on the last day of any calendar quarter during the Third Amendment Relief Period, the Credit Agreement Amendment increases the maximum Consolidated Total Net Leverage Ratio to (i) 5.75 to 1.00 for the fiscal quarter ending June 30, 2020 and (ii) 3.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020.
Blucora, Inc. | Q1 2020 Form 10-Q 44

The foregoing description of the Credit Agreement Amendment is a summary, does not purport to be a complete description of the terms of the Credit Agreement Amendment, and is qualified in its entirety by reference to the Credit Agreement Amendment, a copy of which is filed as Exhibit 10.7 and is incorporated herein by reference.
Correction of Previously Disclosed Net Flows Amounts
In the process of preparing this Quarterly Report on Form 10-Q, we discovered that certain financial metrics (not used or included within the Company’s audited financial statements) were miscategorized in our public disclosures for the fourth quarter and full year ended December 31, 2019.
Specifically, with respect to the advisory fee inflows data included in the table under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” on page 46 in our Annual Report on Form 10-K for the year ended December 31, 2019 (the “Form 10-K”), we included some of our reinvestment amounts in the ”net change in new client assets” line item that should have been categorized as “Market impact and other.” While this misclassification was inconsistent with our prior public disclosure practices, it did not impact the total amount of our advisory assets at December 31, 2019.
A related error was also included in our earnings release and earnings call on February 19, 2020, our proxy statement related to our 2020 annual meeting of stockholders filed on April 9, 2020, and our Form 10-K. In particular, as a result of including reinvestment data in our advisory net flows calculations, we reported that we achieved record advisory net flows of approximately $1.0 billion in our Wealth Management business for the year ended December 31, 2019. However, our advisory net flows for the year ended December 31, 2019 were actually $712.3 million. These were strong advisory net flows for the year ended December 31, 2019, but they were not record advisory net flows as it was indicated.
On the Company’s earnings call held on February 19, 2020, the Company’s management also stated (based upon a similar misclassification) that net flows into total client assets in the fourth quarter of 2019 were approximately $180 million and that net inflows into advisory assets in the fourth quarter of 2019 were approximately $200 million. Each of these amounts also included reinvestments as a component of inflows. The Company actually experienced a net outflow of total client assets for the fourth quarter of 2019 of approximately $834.4 million and a net outflow of advisory assets for the fourth quarter of 2019 of approximately $90.0 million. This misclassification did not impact the total amount of our total client assets or advisory assets at December 31, 2019.
Net outflows for advisory assets and total client assets in the fourth quarter of 2019 were due to multiple factors, including investor market sentiment, asset allocation, as well as outflows related to expected advisor and asset attrition following the 1st Global Acquisition.
We will continue to evaluate our disclosure practices in connection with these metrics to ensure that they continue to be aligned with our view of the business and the disclosures provided by our peers.
Blucora, Inc. | Q1 2020 Form 10-Q 45

The corrected amounts were as follows (in thousands):

	For the three months ended December 31, 2019	For the year ended December 31, 2019
Total client assets
Balance, beginning of the period	$67,682,510	$42,249,055
Net change in new client assets (1)	(834,431)	(491,629)
Inflows from acquisitions	—	20,032,700
Market impact and other (1)	3,796,306	8,854,259
Balance, end of the period	$70,644,385	$70,644,385

Advisory assets
Balance, beginning of the period	$26,324,164	$12,555,405
Net change in new advisory assets (2)	(90,025)	712,343
Inflows from acquisitions	—	11,397,301
Market impact and other (2)	1,395,026	2,964,116
Balance, end of the period	$27,629,165	$27,629,165
____________________________
(1)For both the three months and year ended December 31, 2019, reinvestments of $1.0 billion were previously misclassified in the “net change in new client assets” line item and are now correctly classified in the “market impact and other” line item.
(2)For both the three months and year ended December 31, 2019, reinvestments of $0.3 billion were previously misclassified in the “net change in new advisory assets” line item and are now correctly classified in the “market impact and other” line item.
Blucora, Inc. | Q1 2020 Form 10-Q 46

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	January 7, 2020	2.1
2.2#	First Amendment to Stock Purchase Agreement, dated as of April 7, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	April 9, 2020	2.1
10.1	Separation and Release Agreement by and between Blucora, Inc. and Davinder Athwal, dated January 6, 2020	10-K	February 28, 2020	10.30
10.2	General Release and Waiver of Claims by and between Blucora, Inc. and John Clendening, dated January 15, 2020	10-K	February 28, 2020	10.31
10.3	Form of Employment Agreement by and between Blucora, Inc. and certain executive officers	8-K	April 22, 2020	10.1
10.4	Employment Agreement by and between Blucora, Inc. and Christopher W. Walters, dated January 17, 2020	10-K	February 28, 2020	10.32
10.5	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Blucora, Inc. 2016 Equity Inducement Plan				X
10.6	Form of Nonqualified Stock Option Grant Notice and Agreement under the Blucora, Inc. 2016 Equity Inducement Plan				X
10.7^
Third Amendment to Credit Agreement, dated May 1, 2020, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Third Amendment
					X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101	The following financial statements from the Company's 10-Q for the fiscal quarter ended March 31, 2020, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements				X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)				X
____________________________
# Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Blucora, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
^ Certain portions of the exhibit have been omitted.
*The certifications attached as Exhibits 32.1 and 32.2 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Blucora, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
Blucora, Inc. | Q1 2020 Form 10-Q 47

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	May 6, 2020

Blucora, Inc. | Q1 2020 Form 10-Q 48