Form 10-Q
period 2020-06-30
BLUCORA, INC.
filed 2020-08-05
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                          to
Commission File Number: 000-25131
Blucora, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3200 Olympus Blvd, Suite 100, Dallas, Texas 75019
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
As of July 31, 2020, 48,037,939 shares of the registrant’s Common Stock were outstanding.

This report includes some of the trademarks, trade names, and service marks of Blucora, Inc. (referred to throughout this report as “Blucora,” the “Company,” “we,” “us,” or “our”), including Blucora, Avantax Wealth Management, HD Vest, 1st Global, HKFS, TaxAct, Tax-Smart Investing, Capital Gains Analyzer, Tax-Loss Harvester, and Social Security Planner. Each one of these trademarks, trade names, or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights, or (iv) a registered trademark or application for registration that we have been authorized by a third party to use.
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
References to our or our subsidiaries’ website addresses or the website addresses of third parties in this report do not constitute incorporation by reference of the information contained on such websites and should not be considered part of this document.

Blucora, Inc. | Q2 2020 Form 10-Q 2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “would,” “could,” “should,” “estimates,” “predicts,” “potential,” “continues,” “target,” “outlook,” and similar terms and expressions, but the absence of these words does not mean that the statement is not forward-looking. These forward-looking statements include, but are not limited to, statements regarding:
•the impact of the coronavirus pandemic on our results of operations and our business, including the impact of the resulting economic and market disruption, the extension of tax filing deadlines, and other related relief;
•our ability to effectively compete within our industry;
•our ability to attract and retain financial professionals, qualified employees, clients and customers, as well as our ability to provide strong customer/client service;
•our ability to close, finance, and realize all of the anticipated benefits of acquisitions, as well as our ability to integrate the operations of recently acquired businesses;
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
Blucora, Inc. | Q2 2020 Form 10-Q 3

•our beliefs and expectations regarding the seasonality of our business;
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

Blucora, Inc. | Q2 2020 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$90,081	$80,820
Cash segregated under federal or other regulations	1,266	5,630
Accounts receivable, net of allowance	15,913	16,266
Commissions receivable	15,590	21,176
Other receivables	5,711	2,902
Prepaid expenses and other current assets, net	10,237	12,349
Total current assets	138,798	139,143
Long-term assets:
Property and equipment, net	43,793	18,706
Right-of-use assets, net	27,653	10,151
Goodwill, net	391,084	662,375
Other intangible assets, net	275,790	290,211
Deferred tax asset, net	1,613	9,997
Other long-term assets	3,749	6,989
Total long-term assets	743,682	998,429
Total assets	$882,480	$1,137,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$13,689	$10,969
Commissions and advisory fees payable	14,695	19,905
Accrued expenses and other current liabilities	35,114	36,144
Deferred revenue—current	4,178	12,014
Lease liabilities—current	1,251	3,272
Current portion of long-term debt, net	1,230	11,228
Total current liabilities	70,157	93,532
Long-term liabilities:
Long-term debt, net	381,561	381,485
Deferred revenue—long-term	6,709	7,172
Lease liabilities—long-term	36,407	5,916
Other long-term liabilities	6,785	5,952
Total long-term liabilities	431,462	400,525
Total liabilities	501,619	494,057

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 authorized shares; 49,340 shares issued and 48,034 shares outstanding at June 30, 2020; 49,059 shares issued and 47,753 shares outstanding at December 31, 2019	5	5
Additional paid-in capital	1,589,895	1,586,972
Accumulated deficit	(1,180,640)	(914,791)
Accumulated other comprehensive loss	—	(272)
Treasury stock, at cost—1,306 shares at June 30, 2020 and December 31, 2019	(28,399)	(28,399)
Total stockholders’ equity	380,861	643,515
Total liabilities and stockholders’ equity	$882,480	$1,137,572

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q2 2020 Form 10-Q 5

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Revenue:
Wealth management services revenue	$115,884	$127,831	$260,873	$217,363
Tax preparation services revenue	45,238	65,909	163,569	202,145
Total revenue	161,122	193,740	424,442	419,508
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	83,868	87,477	186,210	148,851
Tax preparation services cost of revenue	3,054	3,149	7,067	7,350
Total cost of revenue	86,922	90,626	193,277	156,201
Engineering and technology	7,377	7,159	15,892	13,688
Sales and marketing	40,057	29,256	119,767	84,828
General and administrative	20,200	19,002	44,928	36,079
Acquisition and integration	2,824	9,183	8,506	10,980
Depreciation	1,675	1,315	3,471	2,376
Amortization of other acquired intangible assets	6,673	9,169	14,421	17,213
Impairment of goodwill	—	—	270,625	—
Total operating expenses	165,728	165,710	670,887	321,365
Operating income (loss)	(4,606)	28,030	(246,445)	98,143
Other loss, net	(5,288)	(5,118)	(11,423)	(9,076)
Income (loss) before income taxes	(9,894)	22,912	(257,868)	89,067
Income tax benefit (expense)	59,539	8,124	(7,981)	4,139
Net income (loss) attributable to Blucora, Inc.	$49,645	$31,036	$(265,849)	$93,206
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$1.04	$0.64	$(5.55)	$1.93
Diluted	$1.03	$0.62	$(5.55)	$1.88
Weighted average shares outstanding:
Basic	47,941	48,555	47,884	48,358
Diluted	48,092	49,822	47,884	49,681
Comprehensive income (loss):
Net income (loss)	$49,645	$31,036	$(265,849)	$93,206
Other comprehensive income	—	131	272	238
Comprehensive income (loss) attributable to Blucora, Inc.	$49,645	$31,167	$(265,577)	$93,444

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q2 2020 Form 10-Q 6

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Redeemable Noncontrolling Interests			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
		Common stock					Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	$—	49,059	$5	$1,586,972	$(914,791)	$(272)	(1,306)	$(28,399)	$643,515
Common stock issued for stock options and restricted stock units	—	89	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	(1,201)	—	—	—	—	(1,201)
Tax payments from shares withheld for equity awards	—	—	—	(917)	—	—	—	—	(917)
Cumulative translation adjustment	—	—	—	—	—	272	—	—	272
Net loss	—	—	—	—	(315,494)	—	—	—	(315,494)
Balance as of March 31, 2020	$—	49,148	$5	$1,584,854	$(1,230,285)	$—	(1,306)	$(28,399)	$326,175
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	—	192	—	1,226	—	—	—	—	1,226
Stock-based compensation	—	—	—	3,904	—	—	—	—	3,904
Tax payments from shares withheld for equity awards	—	—	—	(89)	—	—	—	—	(89)
Net income	—	—	—	—	49,645	—	—	—	49,645
Balance as of June 30, 2020	$—	49,340	$5	$1,589,895	$(1,180,640)	$—	(1,306)	$(28,399)	$380,861

	Redeemable Noncontrolling Interests	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	—	$—	$607,595
Common stock issued for stock options and restricted stock units	—	211	—	283	—	—	—	—	283
Stock-based compensation	—	—	—	2,443	—	—	—	—	2,443
Tax payments from shares withheld for equity awards	—	—	—	(2,425)	—	—	—	—	(2,425)
Reclassification of mandatorily redeemable noncontrolling interests	(22,428)	—	—	—	—	—	—	—	—
Impact of adoption of new leases accounting standard	—	—	—	—	(1,636)	—	—	—	(1,636)
Cumulative translation adjustment	—	—	—	—	—	107	—	—	107
Net income	—	—	—	—	62,170	—	—	—	62,170
Balance as of March 31, 2019	$2,517	48,255	$5	$1,570,026	$(901,155)	$(339)	—	$—	$668,537
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	—	524	—	4,181	—	—	—	—	4,181
Stock-based compensation	—	—	—	4,082	—	—	—	—	4,082
Tax payments from shares withheld for equity awards	—	—	—	(2,735)	—	—	—	—	(2,735)
Redemption of noncontrolling interests	(2,517)	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	131	—	—	131
Net income	—	—	—	—	31,036	—	—	—	31,036
Balance as of June 30, 2019	$—	48,779	$5	$1,575,554	$(870,119)	$(208)	—	$—	$705,232

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q2 2020 Form 10-Q 7

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2020	2019
Operating activities:
Net income (loss)	$(265,849)	$93,206
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	2,703	6,525
Depreciation and amortization of acquired intangible assets	19,253	20,185
Impairment of goodwill	270,625	—
Reduction of right-of-use lease assets	3,196	1,977
Deferred income taxes	8,784	4,446
Amortization of debt issuance costs	644	547
Accretion of debt discounts	138	123
Other	1,571	260
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	184	(3,217)
Commissions receivable	5,586	847
Other receivables	(2,809)	(661)
Prepaid expenses and other current assets	1,435	12,258
Other long-term assets	3,162	(355)
Accounts payable	2,942	(2,995)
Commissions and advisory fees payable	(5,210)	(663)
Lease liabilities	(2,572)	(2,066)
Deferred revenue	(8,299)	(24,760)
Accrued expenses and other current and long-term liabilities	(1,110)	(8,845)
Net cash provided by operating activities	34,374	96,812
Investing activities:
Business acquisition, net of cash acquired	—	(164,461)
Purchases of property and equipment	(19,072)	(2,938)
Net cash used by investing activities	(19,072)	(167,399)
Financing activities:
Proceeds from credit facilities	55,000	121,499
Payments on credit facilities	(65,625)	—
Payment of redeemable noncontrolling interests	—	(24,945)
Proceeds from stock option exercises	25	3,320
Proceeds from issuance of stock through employee stock purchase plan	1,201	1,144
Tax payments from shares withheld for equity awards	(1,006)	(5,160)
Contingent consideration payments for business acquisition	—	(943)
Net cash provided (used) by financing activities	(10,405)	94,915
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	58
Net increase in cash, cash equivalents, and restricted cash	4,897	24,386
Cash, cash equivalents, and restricted cash, beginning of period	86,450	85,366
Cash, cash equivalents, and restricted cash, end of period	$91,347	$109,752
Supplemental cash flow information:
Cash paid for income taxes	$1,189	$2,566
Cash paid for interest	$9,702	$6,671
Non-cash investing activities:
Purchases of property and equipment through leasehold incentives (investing)	$9,726	$—

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q2 2020 Form 10-Q 8

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) operates two primary businesses: the Wealth Management business and the digital Tax Preparation business.
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management (“Avantax,” the “Wealth Management business,” or the “Wealth Management segment”), which provides tax-focused wealth management solutions for financial professionals, tax preparers, certified public accounting firms, and their clients. Avantax offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the largest U.S. tax-focused independent broker-dealer. Avantax works with a nationwide network of financial professionals that operate as independent contractors, and Avantax provides these financial professionals with an integrated platform of technical, practice, and product support tools to assist in making each financial professional a comprehensive financial service center for his or her clients. Avantax formerly operated under the HD Vest and 1st Global brands prior to the rebranding of the Wealth Management business to Avantax Wealth Management in 2019.
On July 1, 2020, we acquired Honkamp Krueger Financial Services, Inc. (“HKFS,” and such acquisition, the “HKFS Acquisition”). HKFS operates as a captive, or employee-based, RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services. As the HKFS Acquisition closed on July 1, 2020, the financial results of HKFS were not included in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020. For more information, see “Note 14—Subsequent Events.”
Tax Preparation
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
The Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue typically earned in the first four months of the fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue. In March 2020 and as a result of the coronavirus pandemic, the Internal Revenue Service (“IRS”) extended the filing deadline for federal tax returns from April 15, 2020 to July 15, 2020. This filing extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020. In addition, sales and marketing expenses were elevated in the first and second quarters of 2020.
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
Blucora, Inc. | Q2 2020 Form 10-Q 9

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

	June 30, 2020	December 31, 2019
Cash and cash equivalents	$90,081	$80,820
Cash segregated under federal or other regulations	1,266	5,630
Total cash, cash equivalents, and restricted cash	$91,347	$86,450
We generally invest our available cash in high-quality marketable investments, which primarily consist of investments in money market funds invested in securities issued by agencies of the U.S. government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Such investments are reported at fair value on the consolidated balance sheets.
Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of our Wealth Management business clients and is considered restricted cash.
Recently adopted accounting pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). We consider the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations. We have recently adopted the ASUs described below.
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
Blucora, Inc. | Q2 2020 Form 10-Q 10

We adopted ASU 2017-04 effective January 1, 2020 and applied this new guidance to the goodwill impairment test we performed as of March 31, 2020. For more information on this impairment test, see “Note 5—Goodwill and Other Intangible Assets.”

Note 3: 1st Global Acquisition
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
The purchase price was allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the 1st Global Acquisition. The fair values of assets acquired and liabilities assumed in the 1st Global Acquisition were as follows (in thousands):

	Purchase Price Allocation at December 31, 2019	Purchase Price Allocation Adjustments Since December 31, 2019	Final Purchase Price Allocation
Assets acquired:
Tangible assets acquired, including cash of $12,389	$38,413	$—	$38,413
Goodwill	117,792	(666)	117,126
Identifiable intangible assets	83,980	—	83,980
Liabilities assumed:
Contingent liability	(11,052)	—	(11,052)
Deferred revenues	(17,715)	—	(17,715)
Other current liabilities	(12,956)	281	(12,675)
Deferred tax liabilities, net	(18,462)	385	(18,077)
Total assets acquired and liabilities assumed	$180,000	$—	$180,000
During the six months ended June 30, 2020, we adjusted the fair values of goodwill, other current liabilities, and deferred tax liabilities, net, due to the pre-acquisition 1st Global tax returns that were filed in the first quarter of 2020. As one year has elapsed since the 1st Global Acquisition date, the measurement period for the 1st Global Acquisition has ended, and the purchase price allocation is considered final.
As part of the 1st Global Acquisition, we assumed a contingent liability related to a regulatory inquiry and recorded the contingent liability as part of the opening balance sheet. While the inquiry is still on-going, we evaluated a range of possible losses, resulting in a contingent liability reserve balance (including accrued interest) of $11.5 million at June 30, 2020.

Note 4: Segment Information and Revenues
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment. Our Chief Executive Officer is the chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, or impairment of goodwill to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate-level activity.” In addition, we do not allocate other loss, net, or income taxes to the reportable segments. We do not report assets or capital expenditures by segment to the chief operating decision maker.
Blucora, Inc. | Q2 2020 Form 10-Q 11

Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income (loss) are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue:
Wealth Management	$115,884	$127,831	$260,873	$217,363
Tax Preparation	45,238	65,909	163,569	202,145
Total revenue	161,122	193,740	424,442	419,508
Operating income (loss):
Wealth Management	11,731	16,979	34,329	28,519
Tax Preparation	6,659	41,368	44,412	120,640
Corporate-level activity	(22,996)	(30,317)	(325,186)	(51,016)
Total operating income (loss)	(4,606)	28,030	(246,445)	98,143
Other loss, net	(5,288)	(5,118)	(11,423)	(9,076)
Income tax benefit (expense)	59,539	8,124	(7,981)	4,139
Net income (loss) attributable to Blucora, Inc.	$49,645	$31,036	$(265,849)	$93,206
Revenues by major category within each segment are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Wealth Management:
Advisory	$66,303	$61,410	$145,060	$101,167
Commission	39,836	48,068	90,416	85,228
Asset-based	3,981	13,219	14,560	22,912
Transaction and fee	5,764	5,134	10,837	8,056
Total Wealth Management revenue	$115,884	$127,831	$260,873	$217,363
Tax Preparation:
Consumer	$44,421	$62,686	$148,242	$186,628
Professional	817	3,223	15,327	15,517
Total Tax Preparation revenue	$45,238	$65,909	$163,569	$202,145
Wealth Management revenue recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
The timing of Wealth Management revenue recognition was as follows (in thousands):

	Three months ended June 30,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$66,303	$66,303	$—	$61,410	$61,410
Commission revenue	14,803	25,033	39,836	20,469	27,599	48,068
Asset-based revenue	—	3,981	3,981	—	13,219	13,219
Transaction and fee revenue	1,137	4,627	5,764	800	4,334	5,134
Total Wealth Management revenue	$15,940	$99,944	$115,884	$21,269	$106,562	$127,831

Blucora, Inc. | Q2 2020 Form 10-Q 12

	Six months ended June 30,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$145,060	$145,060	$—	$101,167	$101,167
Commission revenue	38,184	52,232	90,416	36,153	49,075	85,228
Asset-based revenue	—	14,560	14,560	—	22,912	22,912
Transaction and fee revenue	2,996	7,841	10,837	1,570	6,486	8,056
Total Wealth Management revenue	$41,180	$219,693	$260,873	$37,723	$179,640	$217,363

Tax Preparation revenue recognition
We generate revenue from the sale of tax preparation digital services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
The timing of Tax Preparation revenue recognition was as follows (in thousands):

	Three months ended June 30,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$44,420	$1	$44,421	$62,057	$629	$62,686
Professional	187	630	817	2,459	764	3,223
Total Tax Preparation revenue	$44,607	$631	$45,238	$64,516	$1,393	$65,909

	Six months ended June 30,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$148,241	$1	$148,242	$185,072	$1,556	$186,628
Professional	13,181	2,146	15,327	13,301	2,216	15,517
Total Tax Preparation revenue	$161,422	$2,147	$163,569	$198,373	$3,772	$202,145

Note 5: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2019	$473,833	$188,542	$662,375
Purchase accounting adjustment	(666)	—	(666)
Impairment	(270,625)	—	(270,625)
Balance as of June 30, 2020	$202,542	$188,542	$391,084
Blucora, Inc. | Q2 2020 Form 10-Q 13

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
Beginning in March 2020, the coronavirus pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted certain key Wealth Management business drivers, such as client asset levels and interest rates. These macroeconomic and Company-specific factors, in totality, served as a triggering event that resulted in the testing of the goodwill of the Wealth Management reporting unit and the Tax Preparation reporting unit for potential impairment.
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
While no goodwill impairment triggering events were identified during the three months ended June 30, 2020, the Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market, or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.

Note 6: Debt
The Company’s debt consisted of the following as of the periods indicated in the table below (in thousands):

	June 30, 2020				December 31, 2019
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$389,062	$(1,228)	$(5,043)	$382,791	$399,687	$(1,366)	$(5,608)	$392,713
Less: Current portion of long-term debt, net				(1,230)				(11,228)
Long-term debt, net				$381,561				$381,485
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (the “Senior Secured Credit Facility”).
Blucora, Inc. | Q2 2020 Form 10-Q 14

Credit Agreement Amendments No. 1 and No. 2
In November 2017, we amended the Credit Agreement in order to refinance and reprice the initial Term Loan. In May 2019, we amended the Credit Agreement to, among other things, increase the outstanding principal amount of the Term Loan by $125.0 million to finance the 1st Global Acquisition.
Credit Agreement Amendment No. 3
The Senior Secured Credit Facility includes financial and operating covenants, including a Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) that governs the Revolver. On May 1, 2020, we entered into Amendment No. 3 to the Credit Agreement (“Credit Agreement Amendment No. 3”). This amendment amended the Credit Agreement to, among other things: (i) provide that, during the period commencing on the effective date of Credit Agreement Amendment No. 3 and ending on December 31, 2020 (the “Third Amendment Relief Period”), if an advance under the Revolver is requested, then the Company must be in pro forma compliance with certain covenants, (ii) provide that, for purposes of determining compliance with the Consolidated Total Net Leverage Ratio for the Revolver, during the Third Amendment Relief Period certain limitations to add-backs do not apply when calculating Consolidated EBITDA (as defined in the Credit Agreement), (iii) solely with respect to the Revolver, add restrictions on certain restricted payments during the Third Amendment Relief Period, and (iv) solely with respect to the Revolver, if the Revolver usage is over $0 on the last day of any calendar quarter during the Third Amendment Relief Period, impose a minimum liquidity financial covenant that requires the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) to maintain liquidity of at least $115.0 million on the last day of such quarter. Solely with respect to the Revolver and solely if the Revolver usage exceeds $0 on the last day of any calendar quarter during the Third Amendment Relief Period, Credit Agreement Amendment No. 3 increases the maximum Consolidated Total Net Leverage Ratio to (i) 5.75 to 1.00 for the fiscal quarter ended June 30, 2020 and (ii) 3.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020.
Credit Agreement Amendment No. 4
As of June 30, 2020, the Senior Secured Credit Facility provided for up to $565.0 million of borrowings and consisted of a committed $65.0 million under the Revolver and a $500.0 million Term Loan that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries (including certain subsidiaries acquired in the HKFS Acquisition and certain other material subsidiaries). As of June 30, 2020, we had $389.1 million in principal amount outstanding under the Term Loan and no amounts outstanding under the Revolver. Based on aggregate loan commitments as of June 30, 2020, approximately $65.0 million was available for future borrowing under the Senior Secured Credit Facility.
On July 1, 2020, the Company entered into Amendment No. 4 to the Credit Agreement (“Credit Agreement Amendment No. 4”) in connection with the closing of the HKFS Acquisition (as described in more detail in “Note 14—Subsequent Events”).
Pursuant to Credit Agreement Amendment No. 4, the Credit Agreement was amended to, among other things, (i) increase the Term Loan by an aggregate principal amount of $175.0 million and (ii) increase the applicable margin under the Term Loan to 4.00% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.00% for ABR Loans (as defined in the Credit Agreement). Approximately $100.0 million of the proceeds from the increase to the Term Loan were used to fund the purchase price of the HKFS Acquisition, as well as to pay related fees and expenses. We intend to use the remainder of the proceeds from the increase to the Term Loan for additional working capital. As Credit Agreement Amendment No. 4 was entered into on July 1, 2020, the consolidated financial statements as of and for the three and six months ended June 30, 2020 did not reflect the increase to the Term Loan.
The Company is required to make mandatory annual prepayments on the Term Loan in certain circumstances, including in the event that the Company generates Excess Cash Flow (as defined in the Credit Agreement) in a given fiscal year. The Credit Agreement permits the Company to voluntarily prepay the Term Loan without premium or penalty, subject to a 1.00% premium for certain prepayments made during the first six months following the effective date of Credit Agreement Amendment No. 4. The Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September and December, beginning on September 30, 2020, in an amount equal to $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.
Blucora, Inc. | Q2 2020 Form 10-Q 15

Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the Revolver is from 2.75% to 3.25% for Eurodollar Rate Loans and 1.75% to 2.25% for ABR Loans. Interest is payable at the end of each interest period.
Note 7: Leases
Our leases are primarily related to office space and are classified as operating leases. Operating lease expense, net of sublease income, is recognized in “General and administrative” expense on the condensed consolidated statements of comprehensive income (loss). Lease expense, cash paid on operating lease liabilities, and lease liabilities obtained from new right-of-use assets for the three and six months ended June 30, 2020 and 2019 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Fixed lease expense	$2,050	$1,229	$4,086	$2,255
Variable lease expense	286	294	587	642
Lease expense, before sublease income	2,336	1,523	4,673	2,897
Sublease income	(329)	(319)	(655)	(635)
Total lease expense, net of sublease income	$2,007	$1,204	$4,018	$2,262
Additional lease information:
Cash paid on operating lease liabilities	$1,282	$1,156	$2,472	$2,105
Lease liabilities obtained from new right-of-use assets	$—	$6,469	$20,414	$15,829
As of June 30, 2020, our weighted-average remaining operating lease term was approximately 11.6 years, and our weighted-average operating lease discount rate was 5.5%.
Operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2020	December 31, 2019
Lease liabilities—current	$1,251	$3,223
Lease liabilities—long-term	36,407	5,865
Total operating lease liabilities	$37,658	$9,088
The maturities of the Company's operating lease liabilities as of June 30, 2020 were as follows (in thousands):

(in thousands)
Undiscounted cash flows:
Remainder of 2020	$1,142
2021	2,270
2022	4,706
2023	4,808
2024	4,911
Thereafter	$35,337
Total undiscounted cash flows	$53,174
Imputed interest	(15,516)
Present value of cash flows	$37,658

In 2019, we signed a new corporate headquarters lease, which commenced in January 2020 and, therefore, a right-of-use asset of $20.7 million and a lease liability of $20.4 million was reflected on the condensed consolidated financial statements beginning in January 2020. The new headquarters lease is classified as an operating lease, and the term of the lease extends to June 2033. Lease payments begin in August 2021 and will result in
Blucora, Inc. | Q2 2020 Form 10-Q 16

$45.2 million in undiscounted fixed lease payments, which are partially offset by a $9.7 million tenant improvement allowance. Under the new lease, we will also make variable payments for operating expenses and utilities.

Note 8: Balance Sheet Components
Prepaid expenses and other current assets, net, consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Prepaid expenses	$7,565	$7,982
Prepaid regulatory license fees	995	1,991
Prepaid insurance	774	1,492
Prepaid advertising	373	322
Other current assets	530	562
Total prepaid expenses and other current assets, net	$10,237	$12,349
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
Salaries and related expenses	$14,682	$15,053
Contingent liability from 1st Global Acquisition	11,477	11,052
Retained purchase price from 1st Global Acquisition	—	1,050
Accrued vendor and advertising costs	5,931	4,351
Other	3,024	4,638
Total accrued expenses and other current liabilities	$35,114	$36,144

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

		Fair value measurements at the reporting date using
	June 30, 2020	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,289	$4,289	$—	$—
Total assets at fair value	$4,289	$4,289	$—	$—
Blucora, Inc. | Q2 2020 Form 10-Q 17

		Fair value measurements at the reporting date using
	December 31, 2019	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,264	$4,264	$—	$—
Total assets at fair value	$4,264	$4,264	$—	$—
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
As of June 30, 2020, the Term Loan’s principal amount was $389.1 million, and the fair value of the Term Loan’s principal amount was $382.3 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation. As of December 31, 2019, the Term Loan’s principal amount approximated its fair value as the Term Loan is a variable rate instrument and its applicable margin at that date approximated market conditions.
As of June 30, 2020 and December 31, 2019, the Revolver’s principal amount outstanding approximated its fair value as the Revolver is a variable rate instrument and its applicable margin approximated market conditions.

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

Note 11: Other Loss, Net
“Other loss, net” on the condensed consolidated statements of comprehensive income consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Interest expense	$4,840	$4,770	$10,156	$8,546
Amortization of debt issuance costs	331	375	644	547
Accretion of debt discounts	70	85	138	123
Total interest expense	5,241	5,230	10,938	9,216
Interest income	(11)	(149)	(25)	(289)
Other	58	37	510	149
Other loss, net	$5,288	$5,118	$11,423	$9,076

Note 12: Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Income tax benefit (expense)	$59,539	$8,124	(7,981)	4,139
Blucora, Inc. | Q2 2020 Form 10-Q 18

The Company recorded income tax benefit of $59.5 million and income tax expense of $8.0 million for the three and six months ended June 30, 2020, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits in the current year, an adjustment to the valuation allowance against the deferred tax assets for net operating losses expected to expire in future years of $14.7 million, and non-deductible officer compensation expense. The goodwill impairment charge of $270.6 million did not have an impact on the estimated annual effective income tax rate.
The Company recorded income tax benefits of $8.1 million and $4.1 million for the three and six months ended June 30, 2019, respectively. Income taxes for the three and six months ended June 30, 2019 differed from the 21% statutory rate, primarily due to excess tax benefits related to stock-based compensation and the release of valuation allowances, offset by the effect of state income taxes, non-deductible compensation, and acquisition costs. As part of the 1st Global Acquisition, we recorded $78.2 million of intangible assets that resulted in an $11.6 million discrete change in the valuation allowance as intangible assets are not amortizable for tax purposes.

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
The calculation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Blucora, Inc.	$49,645	$31,036	$(265,849)	$93,206
Denominator:
Weighted average common shares outstanding—basic	47,941	48,555	47,884	48,358
Dilutive potential common shares	151	1,267	—	1,323
Weighted average common shares outstanding—diluted	48,092	49,822	47,884	49,681
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$1.04	$0.64	$(5.55)	$1.93
Diluted	$1.03	$0.62	$(5.55)	$1.88
Shares excluded	2,349	311	2,722	284
Shares were excluded from the calculation of diluted net income (loss) per share for these periods because their effect would have been anti-dilutive.
Note 14: Subsequent Events
HKFS Acquisition
As previously announced, on January 6, 2020, we entered into a Stock Purchase Agreement (as amended by the First Amendment to the Stock Purchase Agreement, dated as of April 7, 2020, and the Second Amendment to the Stock Purchase Agreement, dated as of June 30, 2020, the “Purchase Agreement”) with HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative. Pursuant to the terms and conditions of the Purchase Agreement, we agreed to acquire all of the issued and outstanding common stock of HKFS. The HKFS Acquisition enables us to expand our wealth management market
Blucora, Inc. | Q2 2020 Form 10-Q 19

presence and expand the ways we can work with CPA firms and tax professionals to deliver wealth management services to their clients.
On July 1, 2020, we closed the HKFS Acquisition for an upfront cash purchase price of $100.0 million, which was paid with a portion of the proceeds from the $175.0 million increase in the Term Loan. The purchase price is subject to customary adjustment and two potential post-closing earn-out payments by us as well as a customary indemnity escrow.
The amount of the two potential earn-out payments is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Purchase Agreement, the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million, provided that any unearned amounts during the first earn-out period may also be earned during the second earn-out period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
As the HKFS Acquisition closed on July 1, 2020, the financial results of HKFS were not included in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020. We expect HKFS to be a part of our Wealth Management reporting segment beginning in the Quarterly Report on Form 10-Q for the three months ending September 30, 2020.
We have incurred inception-to-date transaction costs related to the HKFS Acquisition of $6.0 million, of which $1.1 million and $2.8 million were recognized for the three and six months ended June 30, 2020, respectively. In addition, we have incurred inception-to-date integration costs of $1.0 million, which were recognized in the first quarter of 2020. These transaction and integration costs were recognized as “acquisition and integration” expense on the consolidated statements of comprehensive income (loss).
As the initial accounting for the HKFS Acquisition is incomplete, we are not yet able to provide certain disclosures, such as amounts recognized as of the acquisition date for each major class of assets acquired and liabilities assumed, acquisition-date fair value of the total consideration transferred, and pro forma revenue and earnings of the combined entity. These disclosures will be provided in the Quarterly Report on Form 10-Q for the three months ending September 30, 2020.
Credit Agreement Amendment No. 4
On July 1, 2020, we entered into Credit Agreement Amendment No. 4, which amended certain terms of the Credit Agreement and increased the aggregate principal amount of the Term Loan by $175.0 million. For additional information, see “Note 6—Debt.”
Blucora, Inc. | Q2 2020 Form 10-Q 20

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
Our Business
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) is a leading provider of technology-enabled, tax-smart financial solutions to consumers, small business owners, tax professionals, financial professionals, and certified public accounting firms. Blucora helps people manage their financial lives and optimize their taxes through its two primary businesses: (1) the Wealth Management business and (2) the Tax Preparation business. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management (“Avantax,” the “Wealth Management business,” or the “Wealth Management segment”), which provides tax-focused wealth management solutions for financial professionals, tax preparers, certified public accounting firms, and their clients. Avantax offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the largest U.S. tax-focused independent broker-dealer. Avantax formerly operated under the HD Vest and 1st Global brands prior to the rebranding of the Wealth Management business to Avantax Wealth Management in 2019. As of June 30, 2020, 3,862 financial professionals, who served as independent contractors and had branch offices in all 50 states, utilized our Avantax platform and supported $68.5 billion of total client assets, including $26.6 billion of advisory assets. Avantax provides these financial professionals with an integrated platform of technical, practice, and product support tools to assist in making each financial advisor a comprehensive financial service center for his or her clients.
On July 1, 2020, we acquired Honkamp Krueger Financial Services, Inc. (“HKFS”). HKFS operates as a captive, or employee-based, RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services. As of June 30, 2020, HKFS supported $4.5 billion of client assets. We expect that HKFS will be a part of our Wealth Management reporting segment beginning in the three months ending September 30, 2020. For additional information, see “Business Developments—HKFS Acquisition” below.
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
Business Developments
HKFS Acquisition
On January 6, 2020, we entered into a Stock Purchase Agreement (as amended by the First Amendment to the Stock Purchase Agreement, dated as of April 7, 2020, and the Second Amendment to the Stock Purchase Agreement, dated as of June 30, 2020, the “Purchase Agreement”) with HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative. Pursuant to the terms and conditions of the Purchase Agreement, we agreed to acquire all of the issued and outstanding common stock of HKFS (the “HKFS Acquisition”).
On July 1, 2020, we closed the HKFS Acquisition for an upfront cash purchase price of $100.0 million, which was paid with a portion of the proceeds from the $175.0 million increase in the Term Loan (as defined and discussed in “Liquidity and Capital Resources—Indebtedness”). The purchase price is subject to customary adjustment and two potential post-closing earn-out payments by us as well as a customary indemnity escrow.
The amount of the two potential earn-out payments is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Purchase Agreement,
Blucora, Inc. | Q2 2020 Form 10-Q 21

the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million, provided that any unearned amounts during the first earn-out period may also be earned during the second earn-out period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.

The complementary nature of the HKFS Acquisition is expected to expand our established leadership in tax-aware investing and enhance our ability to better service clients and enable better outcomes through the following primary drivers:
•Increasing our total addressable market by swiftly entering the large, adjacent captive RIA space.
•Expanding our product offerings, enabling us to serve an expanded set of CPA firms and tax professionals, expanding the reach of our Tax-Smart Investing software, as well as enabling us to offer end-to-end retirement plan services for small business clients.
•Providing multiple avenues for enhancing future growth opportunities by improving asset retention, increasing prospect conversion, and offering turn-key retirement plan services to the full Avantax financial professional and client base, all on top of what is a highly scalable HKFS platform.
As the HKFS Acquisition closed on July 1, 2020, the financial results of HKFS were not included in our condensed consolidated financial statements as of and for the three and six months ended June 30, 2020.

For additional information on the HKFS Acquisition, see “Item 1. Financial Statements—Note 14.”
Coronavirus pandemic
Beginning in March 2020, the coronavirus pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted both our Wealth Management and Tax Preparation businesses.
In our Wealth Management business, the economic and financial market disruption caused by the coronavirus pandemic has negatively impacted the value of some of our clients’ assets, which has caused a corresponding decline in the amount of revenue that we generated from these client assets in the second quarter of 2020. Further, we have experienced a decline in transaction-based commission revenue from lower trading volumes, as well as significantly reduced cash sweep revenue due to changes in prevailing interest rates. Positive financial market movement in the second quarter of 2020 increased advisory and brokerage asset balances, and we expect these higher client asset balances will benefit advisory fees and trailing commissions for the third quarter of 2020. Overall, revenues in our Wealth Management business will remain susceptible to being adversely affected in future periods in which pandemic-influenced economic and market factors remain present.
In our Tax Preparation segment, our revenue and operating income generation is highly seasonal, with a significant portion of our annual revenue typically earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue. As a result of the coronavirus pandemic, the Internal Revenue Service (“IRS”) extended the filing and payment deadline for federal tax returns to July 15, 2020. This extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that is typically earned in the first and second quarters of 2020 to the third quarter of 2020. In addition, sales and marketing expenses were elevated in the first and second quarters of 2020 due to incremental investment required in March as a result of weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season. We expect elevated sales and marketing expenses in the third quarter of 2020 due to the extended tax season. As a result of these factors, our results of operations for our Tax Preparation segment were negatively impacted in the first and second quarters of 2020 compared to the corresponding periods in prior years.
For additional information on the effects of the coronavirus pandemic on our results of operations, see “Results of Operations” below. For more information on the risks related to the coronavirus pandemic, see Part II, Item 1A under the heading, “Pandemics, including the recent coronavirus pandemic, could have a Material Adverse Effect.”
1st Global Acquisition
On May 6, 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company,
Blucora, Inc. | Q2 2020 Form 10-Q 22

for a cash purchase price of $180.0 million (the “1st Global Acquisition”). The 1st Global Acquisition was strategically important as it expanded our presence as the leading U.S. tax-focused independent broker-dealer while also providing the scale to compete more broadly in the wealth management market. The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition. For additional information, see, “Item 1. Financial Statements—Note 3.”

Blucora, Inc. | Q2 2020 Form 10-Q 23

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue:
Wealth Management	$115,884	$127,831	$(11,947)	(9)%	$260,873	$217,363	$43,510	20%
Tax Preparation	45,238	65,909	(20,671)	(31)%	163,569	202,145	(38,576)	(19)%
Total revenue	$161,122	$193,740	$(32,618)	(17)%	$424,442	$419,508	$4,934	1%
Operating income:
Wealth Management	$11,731	$16,979	$(5,248)	(31)%	$34,329	$28,519	$5,810	20%
Tax Preparation	6,659	41,368	(34,709)	(84)%	44,412	120,640	(76,228)	(63)%
Corporate-level activity	(22,996)	(30,317)	7,321	(24)%	(325,186)	(51,016)	(274,170)	537%
Operating income (loss)	(4,606)	28,030	(32,636)	(116)%	(246,445)	98,143	(344,588)	(351)%
Other loss, net	(5,288)	(5,118)	(170)	3%	(11,423)	(9,076)	(2,347)	26%
Income (loss) before income taxes	(9,894)	22,912	(32,806)	(143)%	(257,868)	89,067	(346,935)	(390)%
Income tax benefit (expense)	59,539	8,124	51,415	633%	(7,981)	4,139	(12,120)	(293)%
Net income (loss) attributable to Blucora, Inc.	$49,645	$31,036	$18,609	60%	$(265,849)	$93,206	$(359,055)	(385)%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, net income increased $18.6 million primarily due to the following factors:
•Tax Preparation segment operating income decreased $34.7 million primarily due to a $18.3 million decrease in consumer revenue and a $14.0 million increase in operating expenses driven by an $11.3 million increase in sales and marketing expenses. The decline in consumer revenue primarily resulted from the extension of the federal tax return filing deadline to July 15, 2020.
•Wealth Management segment operating income decreased $5.2 million primarily due to an $11.9 million decrease in revenue, partially offset by a $6.7 million decrease in operating expenses. Wealth management results were negatively affected mainly due to lower cash sweep revenue and lower commission revenue.
•Corporate-level expenses decreased $7.3 million primarily due to a $6.4 million decrease in acquisition and integration costs and a $2.5 million decrease in amortization of acquired intangible assets.
•The Company recorded an income tax benefit of $59.5 million for the three months ended June 30, 2020 compared to an income tax benefit of $8.1 million for the three months ended June 30, 2019.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, net income decreased $359.1 million primarily due to the following factors:
•Tax Preparation segment operating income decreased $76.2 million primarily due to a $38.4 million decrease in consumer revenue. The decline in consumer revenue resulted from a decrease in consumer e-file activity that was primarily due to the extension of the federal tax return filing deadline to July 15, 2020. In addition, operating expenses increased $37.7 million primarily due to increased marketing spend that mainly resulted from the extension of the tax season.
•Wealth Management segment operating income increased $5.8 million primarily due to an increase in advisory and commission revenue as a result of the 1st Global Acquisition, partially offset by lower cash sweep revenue.
•Corporate-level expenses increased $274.2 million primarily due to a goodwill impairment of $270.6 million related to our Wealth Management reporting unit and the recognition of $9.8 million in executive transition costs for the six months ended June 30, 2020. The increase in corporate-level expenses was partially offset by a $3.8 million decrease in stock-based compensation expense and a $2.5 million decrease in acquisition and integration costs.
•The Company recorded income tax expense of $8.0 million for the six months ended June 30, 2020 compared to an income tax benefit of $4.1 million for the six months ended June 30, 2019.
Blucora, Inc. | Q2 2020 Form 10-Q 24

SEGMENT REVENUE & OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and include certain reconciling items attributable to our segments. We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment. Segment information is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, or impairment of goodwill to the reportable segments. Such amounts are reflected under the heading “Corporate-level activity.” In addition, we do not allocate other loss, net, or income taxes to the reportable segments.
Wealth Management

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue	$115,884	$127,831	$(11,947)	(9)%	$260,873	$217,363	$43,510	20%
Operating income	$11,731	$16,979	$(5,248)	(31)%	$34,329	$28,519	$5,810	20%
Segment margin	10%	13%			13%	13%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, Wealth Management operating income decreased $5.2 million due to an $11.9 million decrease in revenue partially offset by a $6.7 million decrease in operating expenses.
•Wealth Management revenue decreased $11.9 million primarily due to a $9.2 million decrease in asset-based revenue that mainly resulted from lower cash sweep revenue, as well as an $8.2 million decrease in commission revenue. These decreases were partially offset by a $4.9 million increase in advisory revenue primarily due to an increase in advisory assets obtained in the 1st Global Acquisition.
•Wealth Management operating expenses decreased $6.7 million primarily due to a $3.6 million decrease in cost of revenue as a result of decreased commissions and advisory fees paid to our financial professionals, in addition to decreased expenses across our support functions.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, Wealth Management operating income increased $5.8 million due to a $43.5 million increase in revenue partially offset by a $37.7 million increase in operating expenses.
•Wealth Management revenue increased $43.5 million primarily due to a $43.9 million increase in advisory revenue and a $5.2 million increase in commission revenue as a result of the 1st Global Acquisition. These increases were partially offset by an $8.4 million decrease in asset-based revenue that primarily resulted from lower cash sweep revenue.
•Wealth Management operating expenses increased $37.7 million primarily due to a $37.4 million increase in cost of revenue as a result of the 1st Global Acquisition.
Blucora, Inc. | Q2 2020 Form 10-Q 25

Sources of revenue
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position, and operating performance.
A summary of our sources of revenue and business metrics is as follows:

			Three months ended		QTD	Six months ended		YTD
(In thousands, except percentages)			June 30,		Change	June 30,		Change
	Sources of Revenue	Primary Drivers	2020	2019	$	2020	2019	$
Financial professional-driven (1)	Advisory	- Advisory asset levels	$66,303	$61,410	$4,893	$145,060	$101,167	$43,893
	Commission	- Transactions - Asset levels - Product mix	39,836	48,068	(8,232)	90,416	85,228	5,188
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	3,981	13,219	(9,238)	14,560	22,912	(8,352)
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	5,764	5,134	630	10,837	8,056	2,781
	Total revenue		$115,884	$127,831	$(11,947)	$260,873	$217,363	$43,510
	Total recurring revenue		$100,004	$106,557	$(6,553)	$219,259	$179,798	$39,461
	Recurring revenue rate		86.3%	83.4%		84.0%	82.7%
____________________________
(1)Our “financial professionals” were formerly referred to as “advisors.”
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

Business metrics

(In thousands, except percentages and as otherwise indicated)	June 30,		Change
	2020	2019	Amount	%
Total client assets	$68,519,998	$67,602,006	$917,992	1%
Brokerage assets	$41,964,610	$41,335,972	$628,638	2%
Advisory assets	$26,555,388	$26,266,034	$289,354	1%
Advisory assets as a percentage of total client assets	38.8%	38.9%
Number of financial professionals (in ones) (1)	3,862	4,225	(363)	(9)%
Advisory and commission revenue per financial professional (1) (2)	$27.5	$25.9	$1.6	6%
____________________________
(1)Our “financial professionals” were formerly referred to as “advisors.”
(2)Calculation based on advisory and commission revenue for the three months ended June 30, 2020 and 2019, respectively.
Client assets. Total client assets include assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts,
Blucora, Inc. | Q2 2020 Form 10-Q 26

annuities, and mutual fund positions held directly with fund companies. These assets are not reported on the consolidated balance sheets.
Advisory assets include client assets for which we provide investment advisory and management services as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee based on the value of the advisory assets for each advisory client. These assets are not reported on the consolidated balance sheets.
Brokerage assets represent the difference between total client assets and advisory assets.
Total client assets increased $0.9 billion at June 30, 2020 compared to June 30, 2019 primarily due to favorable client reinvestment levels, partially offset by net client outflows.
At this time, we cannot predict with certainty the extent of the impact of the coronavirus pandemic and future financial market fluctuations on our future total client and advisory assets. However, as long the coronavirus continues to create volatility in the U.S. and global economy and uncertainty in financial markets, we may experience future declines in the amount of our total client assets. For more information on the risks associated with our Wealth Management business, see Part II, Item 1A under the heading, “Pandemics, including the recent coronavirus pandemic, could have a Material Adverse Effect.”
Financial professionals. In addition, the number of our financial professionals decreased by 9% at June 30, 2020 compared to June 30, 2019, with the decrease primarily due to expected attrition following the integration of HD Vest and 1st Global, as well as the impact of financial professionals leaving the wealth management business.
Advisory revenue. Advisory revenue primarily includes fees charged to clients in advisory accounts in which Avantax is the RIA and is based on the value of advisory assets. Advisory fees are typically billed to clients quarterly, in advance, and are recognized as revenue ratably during the quarter. The value of the assets in an advisory account on the billing date determines the amount billed and, accordingly, the revenues earned in the following three-month period. The majority of our accounts are billed in advance using values as of the last business day of the prior calendar quarter.
Increases or decreases in advisory assets have a limited impact on advisory fee revenue in the period in which they occur. Rather, increases or decreases in advisory assets are a primary driver of future advisory fee revenue due to advisory fees being billed in advance. Advisory revenue for a particular quarter is predominately driven by the prior quarter-end advisory assets.
The activity within our advisory assets was as follows:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Balance, beginning of the period	$23,618,964	$13,988,189	$27,629,164	$12,555,405
Net increase (decrease) in new advisory assets	(284,024)	308,220	105,976	577,372
Inflows from acquisitions	—	11,397,301	—	11,397,301
Market impact and other	3,220,448	572,324	(1,179,752)	1,735,956
Balance, end of the period	$26,555,388	$26,266,034	$26,555,388	$26,266,034
Advisory revenue	$66,303	$61,410	$145,060	$101,167
Average advisory fee rate	28 bps	28 bps	57 bps	60 bps
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, advisory revenue increased $4.9 million. For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, advisory revenue increased $43.9 million. The increases in advisory revenues for the quarterly and year-to-date comparative periods were primarily due to an increase in advisory assets obtained in the 1st Global Acquisition.
Blucora, Inc. | Q2 2020 Form 10-Q 27

For the six months ended June 30, 2020, advisory asset levels decreased $4.0 billion during the first quarter of 2020 and then rebounded by $2.9 billion during the second quarter of 2020, with these asset level movements corresponding to the volatility in the broader financial markets. While the decrease in advisory assets during the first quarter of 2020 had a minimal effect on advisory revenue for the first quarter of 2020, advisory revenue recognized for the second quarter of 2020 was negatively affected because such revenue was primarily based on the value of client assets within advisory accounts as of March 31, 2020. Our advisory revenue in future quarters will continue to be a function of ending advisory asset levels for the previous quarter.
Commission revenue. The Wealth Management segment generates two types of commissions: (1) transaction-based commissions and (2) trailing commissions. Transaction-based commissions, which occur when clients trade securities or purchase investment products, represent gross commissions generated by our financial professionals. The level of transaction-based commissions can vary from period-to-period based on the overall economic environment, number of trading days in the reporting period, market volatility, interest rate fluctuations, and investment activity of our financial professionals’ clients. We earn trailing commissions (a commission or fee that is paid periodically over time) on certain mutual funds and variable annuities held by clients. Trailing commissions are recurring in nature and are based on the market value of investment holdings in trail-eligible assets. Our commission revenue, by product category and by type of commission revenue, was as follows:

(in thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
By product category:
Mutual funds	$19,312	$23,437	$(4,125)	(18)%	$45,212	$42,678	$2,534	6%
Variable annuities	14,604	15,145	(541)	(4)%	28,354	26,503	1,851	7%
Insurance	2,831	4,299	(1,468)	(34)%	8,064	8,029	35	—%
General securities	3,089	5,187	(2,098)	(40)%	8,786	8,018	768	10%
Total commission revenue	$39,836	$48,068	$(8,232)	(17)%	$90,416	$85,228	$5,188	6%

By type of commission:
Transaction-based	$14,803	$20,469	$(5,666)	(28)%	$38,184	$36,153	$2,031	6%
Trailing	25,033	27,599	(2,566)	(9)%	52,232	49,075	3,157	6%
Total commission revenue	$39,836	$48,068	$(8,232)	(17)%	$90,416	$85,228	$5,188	6%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, transaction-based commission revenue decreased $5.7 million and trailing commission revenue decreased $2.6 million, primarily due to decreased trade volumes and suppressed client asset levels as a result of the financial market disruption and the coronavirus pandemic.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, transaction-based commission revenue increased $2.0 million and trailing commission revenue increased $3.2 million, primarily due to incremental commission revenue from 1st Global, partially offset by decreased trade volumes and suppressed client asset levels as a result of the financial market disruption and the coronavirus pandemic.
We expect that the positive financial market movement in the second quarter of 2020 will aid in increasing trail-eligible brokerage asset balances and positively impact trailing commissions for the third quarter of 2020, although prior downward financial market movements can have a lagging effect on certain trailing commissions generated in future periods. In addition, trailing commission revenue and transaction-based commission revenue remain susceptible to being adversely affected in future periods in which pandemic-influenced economic and market factors remain present.
Asset-based revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues.
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, asset-based revenue decreased $9.2 million primarily due to a $7.7 million decrease in cash sweep revenue as a result of lower interest rates. In addition, revenue generated from fees from financial product manufacturer sponsorship programs decreased by $1.2 million.
Blucora, Inc. | Q2 2020 Form 10-Q 28

For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, asset-based revenue decreased $8.4 million primarily due to a $6.5 million decrease in cash sweep revenue as a result of lower interest rates. In addition, revenue generated from fees from financial product manufacturer sponsorship program decreased by $1.4 million.
In March 2020, the Federal Reserve lowered its target range for the federal funds rate to 0.00-0.25%. As our cash sweep revenue is based on a rate derived from the federal funds rate, we expect lower cash sweep revenue in future periods in which the federal funds rate is at reduced levels. In addition, due to the coronavirus pandemic, we expect to generate less fee revenue from financial product manufacturer sponsorship programs due to our decreased ability to host events in which our financial professionals can meet with product sponsors to learn about their investment products.
Transaction and fee revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, and financial institutions.
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, transaction and fee revenues increased $0.6 million. For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, transaction and fee revenues increased $2.8 million. These increases were primarily due to an increase in client fees and financial professional fees as a result of the 1st Global Acquisition.
Tax Preparation

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue	$45,238	$65,909	$(20,671)	(31)%	$163,569	$202,145	$(38,576)	(19)%
Operating income	$6,659	$41,368	$(34,709)	(84)%	$44,412	$120,640	$(76,228)	(63)%
Segment margin	15%	63%			27%	60%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, Tax Preparation operating income decreased $34.7 million due to the following factors:
•Tax Preparation revenue decreased $20.7 million primarily due to an $18.3 million decrease in consumer revenue as a result of the extension of the filing date for federal tax returns to July 15, 2020. This filing extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020.
•Tax Preparation operating expenses increased $14.0 million primarily due to increased marketing spend that mainly resulted from the extension of the tax season.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, Tax Preparation operating income decreased $76.2 million due to the following factors:
•Tax Preparation revenue decreased $38.6 million primarily due to a $38.4 million decrease in consumer revenue due to the extension of the federal tax filing deadline.
•Tax Preparation operating expenses increased $37.7 million primarily due to increased marketing spend as a result of incremental investment required in March due to weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season.
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
Blucora, Inc. | Q2 2020 Form 10-Q 29

Preparation revenue derived from products sold to tax return preparers who utilize our offerings to service end-user customers.
Revenue by category was as follows:

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Consumer	$44,421	$62,686	$(18,265)	(29)%	$148,242	$186,628	$(38,386)	(21)%
Professional	817	3,223	(2,406)	(75)%	15,327	15,517	(190)	(1)%
Total revenue	$45,238	$65,909	$(20,671)	(31)%	$163,569	$202,145	$(38,576)	(19)%
We measure the performance of our Tax Preparation business using three sets of non-financial metrics, which we consider to be important indicators of the performance of our Tax Preparation business and are especially relevant through the end of a completed tax season. These non-financial metrics include key performance indicators for our total Tax Preparation business, in addition to the consumer and professional tax preparation portions of the Tax Preparation business:
•We measure our total tax preparation customers using the total number of accepted federal tax e-files completed by both our consumer tax preparation customers and our professional tax preparer customers.
•We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and digital services.
•We measure our professional tax preparer customers using three metrics: (1) the number of accepted federal tax e-files made through our software, (2) the number of units sold, and (3) the number of e-files per unit sold.
Total, consumer, and professional tax preparation metrics were as follows:

(In thousands, except percentages and as otherwise indicated)	Six months ended				Year-to-date period ended
	June 30,		Change		July 16,		Change
	2020	2019	Units	%	2020 (1)	2019 (1)	Units	%
Total e-files (2)	4,595	5,095	(500)	(10)%	5,149	5,108	41	1%
Consumer:
Consumer e-files (2)	2,734	3,179	(445)	(14)%	3,113	3,184	(71)	(2)%
Professional:
Professional e-files	1,861	1,916	(55)	(3)%	2,036	1,924	112	6%
Units sold (in ones)	20,087	20,583	(496)	(2)%	20,207	20,596	(389)	(2)%
Professional e-files per unit sold (in ones)	92.6	93.1	(0.5)	(1)%	100.8	93.4	7.4	8%
____________________________
(1)Tax season begins on the first day that the IRS begins accepting e-files and ends on filing deadline day plus one day. As a result of the coronavirus pandemic, the IRS extended the filing deadline for federal tax returns relating to the 2019 tax year to July 15, 2020. In order to provide comparable prior period data, we also provided e-file information for the equivalent period in 2019.
(2)We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Free File Alliance e-files are included within total e-files and consumer e-files above.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, total e-files, consumer e-files, and professional e-files decreased primarily due to the extension of the filing date for federal tax returns to July 15, 2020.
For the year-to-date period ended July 16, 2020 compared to the year-to-date period ended July 16, 2019, total e-files increased primarily due to a 6% increase in professional e-files, partially offset by a 2% decrease in consumer e-files.
Blucora, Inc. | Q2 2020 Form 10-Q 30

Corporate-Level Activity
Certain corporate-level activity, including certain general and administrative costs (such as personnel and overhead costs), stock-based compensation, acquisition and integration costs, executive transition costs, headquarters relocation costs, depreciation, amortization of acquired intangible assets, and impairment of goodwill, is not allocated to our segments.
Corporate level activity by category was as follows:

	Three months ended		QTD		Six months ended		YTD
(In thousands)	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and administrative expenses	$5,810	$6,221	$(411)	(7)%	$12,826	$13,326	$(500)	(4)%
Stock-based compensation	3,904	4,082	(178)	(4)%	2,703	6,525	(3,822)	(59)%
Acquisition and integration costs	2,824	9,183	(6,359)	(69)%	8,506	10,980	(2,474)	(23)%
Executive transition costs	636	—	636	N/A	9,820	—	9,820	N/A
Headquarters relocation costs	737	—	737	N/A	1,453	—	1,453	N/A
Depreciation	2,412	1,662	750	45%	4,832	2,972	1,860	63%
Amortization of acquired intangible assets	6,673	9,169	(2,496)	(27)%	14,421	17,213	(2,792)	(16)%
Impairment of goodwill	—	—	—	N/A	270,625	—	270,625	N/A
Total corporate-level activity	$22,996	$30,317	$(7,321)	(24)%	$325,186	$51,016	$274,170	537%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, corporate level expenses decreased $7.3 million primarily due to the following factors:
•Acquisition and integration costs decreased $6.4 million due to reduced costs recognized for the HKFS Acquisition and the continued integration of 1st Global during the three months ended June 30, 2020 compared to the costs recognized for the 1st Global Acquisition during the three months ended June 30, 2019.
•Amortization of acquired intangible assets decreased $2.5 million primarily due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020, partially offset by an increase in amortization due to intangibles acquired in the 1st Global Acquisition.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, corporate level expenses increased $274.2 million primarily due to the following factors:
•For the six months ended June 30, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit. For additional information, see “Item 1. Financial Statements—Note 5.”
•Executive transition costs of $9.8 million were recognized for the six months ended June 30, 2020 due to the departure of certain Company executives.
Partially offsetting this increase:
•Stock-based compensation decreased $3.8 million due to stock award forfeitures resulting from executive departures in the first quarter of 2020.
•Amortization of acquired intangibles decreased $2.8 million due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020, partially offset by an increase in amortization due to intangibles acquired in the 1st Global Acquisition.
•Acquisition and integration costs decreased $2.5 million due to reduced costs recognized for the HKFS Acquisition and the continued integration of 1st Global during the six months ended June 30, 2020 compared to the costs recognized for the 1st Global Acquisition during the six months ended June 30, 2019.

Blucora, Inc. | Q2 2020 Form 10-Q 31

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Wealth Management services cost of revenue	$83,868	$87,477	$(3,609)	(4)%	$186,210	$148,851	$37,359	25%
Tax Preparation services cost of revenue	3,054	3,149	(95)	(3)%	7,067	7,350	(283)	(4)%
Total cost of revenue	$86,922	$90,626	$(3,704)	(4)%	$193,277	$156,201	$37,076	24%
Percentage of revenue	54%	47%			46%	37%
Cost of revenue consists of costs related to our Wealth Management and Tax Preparation businesses, which include commissions and advisory fees paid to financial professionals, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation (including depreciation related to TaxAct software development costs).
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, cost of revenue decreased $3.7 million primarily due to a decrease in commissions paid to our financial professionals. The reduced commissions paid to our financial professionals and recognized as cost of revenue are a function of lower transactions and suppressed client asset balances and represent a portion of the commissions and advisory fees we recognize as revenue. We expect cost of revenue for the third quarter 2020 and future periods to align with our expectations of advisory and commission revenue.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, cost of revenue increased $37.1 million primarily due to the 1st Global Acquisition.
In future periods, we expect increased Tax Preparation cost of revenue due to increased depreciation related to additional capitalized software costs for TaxAct.
Engineering and Technology

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Engineering and technology	$7,377	$7,159	$218	3%	$15,892	$13,688	$2,204	16%
Percentage of revenue	5%	4%			4%	3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses, the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees. Engineering and technology expenses do not include the costs of computer hardware and software that are capitalized, depreciated over their useful lives, and recognized on the condensed consolidated statements of comprehensive income as either “cost of revenue” or “depreciation.” For more information, see the “Cost of Revenue” and “Depreciation and Amortization of Acquired Intangible Assets” sections contained within this discussion of “Operating Expenses.”
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, engineering and technology expenses were relatively consistent.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, engineering and technology expenses increased $2.2 million, primarily due to increased headcount and consulting fees in our Tax Preparation business.
Blucora, Inc. | Q2 2020 Form 10-Q 32

Sales and Marketing

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Sales and marketing	$40,057	$29,256	$10,801	37%	$119,767	$84,828	$34,939	41%
Percentage of revenue	25%	15%			28%	20%
Sales and marketing expenses primarily consist of marketing expenses associated with our Tax Preparation business (including expenses related to marketing agencies and media companies) and our Wealth Management business, personnel expenses, the cost of temporary help and contractors, and back office processing support expenses for our Wealth Management business.
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, sales and marketing expenses increased $10.8 million. For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, sales and marketing expenses increased $34.9 million. These increases were primarily due to increased advertising costs in our Tax Preparation business during the tax season.
In addition, we expect elevated sales and marketing costs in our Tax Preparation business in the third quarter of 2020 due to the extended tax season.
General and Administrative

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and administrative	$20,200	$19,002	$1,198	6%	44,928	36,079	$8,849	25%
Percentage of revenue	13%	10%			11%	9%
General and administrative (“G&A”) expenses primarily consist of personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, G&A expenses increased $1.2 million primarily due to $0.7 million of headquarters relocation costs and $0.6 million of executive transition costs that were recognized in the second quarter of 2020. The headquarters relocation costs relate to the process of moving from our Dallas and Irving offices to our new headquarters, and the executive transition costs were due to the departure of certain Company executives.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, G&A expenses increased $8.8 million primarily due to $9.8 million of executive transition costs and $1.5 million of headquarters relocation costs that were recognized for the six months ended June 30, 2020, partially offset by reduced stock-based compensation expense due to stock award forfeitures resulting from executive departures in 2020.
We have not experienced any material increases in G&A expenses due to the coronavirus pandemic for the three and six months ended June 30, 2020.
Acquisition and Integration

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Employee-related expenses	$232	$2,613	$(2,381)	(91)%	$1,062	$2,830	$(1,768)	(62)%
Professional services	2,356	5,978	(3,622)	(61)%	6,542	7,558	(1,016)	(13)%
Other expenses	236	592	(356)	(60)%	902	592	310	52%
Total	$2,824	$9,183	$(6,359)	(69)%	$8,506	$10,980	$(2,474)	(23)%
Percentage of revenue	2%	5%			2%	3%
Acquisition and integration expenses primarily relate to the 1st Global Acquisition and HKFS Acquisition and consist of employee-related expenses, professional services fees, and other expenses.
Blucora, Inc. | Q2 2020 Form 10-Q 33

For the three months ended June 30, 2020, acquisition and integration expenses included $1.7 million related to the 1st Global Acquisition and $1.1 million related to the HKFS acquisition. For the three months ended June 30, 2019, acquisition and integration expenses resulted from the 1st Global Acquisition.
For the six months ended June 30, 2020, acquisition and integration expenses included $4.7 million related to the 1st Global Acquisition and $3.8 million related to the HKFS Acquisition. For the six months ended June 30, 2019, acquisition and integration expenses resulted from the 1st Global Acquisition.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Depreciation	$1,675	$1,315	$360	27%	$3,471	$2,376	$1,095	46%
Amortization of acquired intangible assets	6,673	9,169	(2,496)	(27)%	14,421	17,213	(2,792)	(16)%
Total	$8,348	$10,484	$(2,136)	(20)%	$17,892	$19,589	$(1,697)	(9)%
Percentage of revenue	5%	5%			4%	5%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of client, financial professional, and sponsor relationships, which are amortized over their estimated lives.
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, depreciation and amortization expense decreased $2.1 million primarily due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020, partially offset by an increase in amortization due to intangibles acquired in the 1st Global Acquisition.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, depreciation and amortization expense decreased $1.7 million primarily due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020, partially offset by an increase in amortization due to intangibles acquired in the 1st Global Acquisition, as well as an increase in depreciation resulting from additional depreciable assets obtained in the 1st Global Acquisition and additional internal-use software put into service.
In future periods, we expect increased depreciation related to property and equipment put into service at our new headquarters in July 2020.
Impairment of Goodwill

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Impairment of goodwill	$—	$—	$—	N/A	270,625	—	$270,625	N/A
Percentage of revenue	—%	—%			64%	—%
For the six months ended June 30, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit. For additional information, see “Item 1. Financial Statements—Note 5.”
Blucora, Inc. | Q2 2020 Form 10-Q 34

OTHER LOSS, NET

	Three months ended		QTD		Six months ended		YTD
(In thousands)	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Interest expense	$4,840	$4,770	$70	1%	$10,156	$8,546	$1,610	19%
Amortization of debt issuance costs	331	375	(44)	(12)%	644	547	97	18%
Accretion of debt discounts	70	85	(15)	(18)%	138	123	15	12%
Total interest expense	5,241	5,230	11	—%	10,938	9,216	1,722	19%
Interest income	(11)	(149)	138	(93)%	(25)	(289)	264	(91)%
Other	58	37	21	57%	510	149	361	242%
Other loss, net	$5,288	$5,118	$170	3%	$11,423	$9,076	$2,347	26%
For the three months ended June 30, 2020 compared to the three months ended June 30, 2019, other loss, net, was relatively consistent.
For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, other loss, net, increased $2.3 million primarily due to $1.7 million increase in interest expense largely resulting from higher outstanding debt balances as a result of the $125.0 million increase in the Term Loan under the Senior Secured Credit Facility in the second quarter of 2019, in addition to incremental borrowings under the Revolver during the six months ended June 30, 2020.
We expect interest expense for the third quarter of 2020 and going forward to increase due to the $175.0 million increase to the Term Loan that was effective on July 1, 2020.
The Senior Secured Credit Facility, including the Term Loan and the Revolver thereunder, are described in more detail under “Liquidity and Capital Resources” below.
INCOME TAXES

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2020	2019	$	%	2020	2019	$	%
Income tax benefit (expense)	$59,539	$8,124	$51,415	633%	$(7,981)	$4,139	$(12,120)	(293)%
The Company recorded income tax benefit of $59.5 million and income tax expense of $8.0 million for the three and six months ended June 30, 2020, respectively. The Company's effective income tax rate for the three and six months ended June 30, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits in the current year, an adjustment to the valuation allowance against the deferred tax assets for net operating losses expected to expire in future years of $14.7 million, and non-deductible officer compensation expense. The goodwill impairment charge of $270.6 million did not have an impact on the estimated annual effective income tax rate.
The Company recorded income tax benefits of $8.1 million and $4.1 million for the three and six months ended June 30, 2019, respectively. Income taxes for the three and six months ended June 30, 2019 differed from the 21% statutory rate, primarily due to excess tax benefits related to stock-based compensation and the release of valuation allowances, offset by the effect of state income taxes, non-deductible compensation, and acquisition costs. As part of the 1st Global Acquisition, we recorded $78.2 million of intangible assets that resulted in an $11.6 million discrete change in the valuation allowance as intangible assets are not amortizable for tax purposes.
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
Blucora, Inc. | Q2 2020 Form 10-Q 35

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

Blucora, Inc. | Q2 2020 Form 10-Q 36

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, other loss, net, acquisition and integration costs, impairment of goodwill, executive transition costs, headquarters relocation costs, and income tax (benefit) expense. Acquisition and integration costs primarily relate to the 1st Global Acquisition and the HKFS Acquisition. Impairment of goodwill relates to the impairment of our Wealth Management reporting unit goodwill that was recognized in the first quarter of 2020. Executive transition costs relate to the departure of certain Company executives in the first quarter of 2020. Headquarters relocation costs relate to the process of moving from our Dallas and Irving offices to our new headquarters.
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
A reconciliation of our Adjusted EBITDA to net income (loss) attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Blucora, Inc.	$49,645	$31,036	$(265,849)	$93,206
Stock-based compensation	3,904	4,082	2,703	6,525
Depreciation and amortization of acquired intangible assets	9,085	10,831	19,253	20,185
Other loss, net	5,288	5,118	11,423	9,076
Acquisition and integration costs	2,824	9,183	8,506	10,980
Impairment of goodwill	—	—	270,625	—
Executive transition costs	636	—	9,820	—
Headquarters relocation costs	737	—	1,453	—
Income tax (benefit) expense	(59,539)	(8,124)	7,981	(4,139)
Adjusted EBITDA	$12,580	$52,126	$65,915	$135,833
Non-GAAP net income and non-GAAP net income per share
We define non-GAAP net income as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, acquisition and integration costs, impairment of goodwill, executive transition costs, headquarters relocation costs, the related cash tax impact of those adjustments, and non-cash income tax (benefit) expense. We exclude the non-cash portion of income tax expense because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024.
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
Blucora, Inc. | Q2 2020 Form 10-Q 37

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
A reconciliation of our non-GAAP net income and non-GAAP net income per share to net income (loss) attributable to Blucora, Inc. and net income (loss) per share attributable to Blucora, Inc., respectively, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Three months ended June 30,		Six months ended June 30,
	2020	2019	2020	2019
Net income (loss) attributable to Blucora, Inc.	$49,645	$31,036	$(265,849)	$93,206
Stock-based compensation	3,904	4,082	2,703	6,525
Amortization of acquired intangible assets	6,673	9,169	14,421	17,213
Acquisition and integration costs	2,824	9,183	8,506	10,980
Impairment of goodwill	—	—	270,625	—
Executive transition costs	636	—	9,820	—
Headquarters relocation costs	737	—	1,453	—
Cash tax impact of adjustments to GAAP net income	(259)	(771)	(995)	(1,182)
Non-cash income tax (benefit) expense	(59,697)	(11,317)	7,340	(8,166)
Non-GAAP net income	$4,463	$41,382	$48,024	$118,576
Per diluted share:
Net income (loss) attributable to Blucora, Inc. (1)	$1.03	$0.62	$(5.52)	$1.88
Stock-based compensation	0.08	0.08	0.06	0.13
Amortization of acquired intangible assets	0.14	0.20	0.30	0.34
Acquisition and integration costs	0.06	0.18	0.18	0.22
Impairment of goodwill	—	—	5.62	—
Executive transition costs	0.01	—	0.20	—
Headquarters relocation costs	0.02	—	0.03	—
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.02)	(0.02)	(0.02)
Non-cash income tax (benefit) expense	(1.24)	(0.23)	0.15	(0.16)
Non-GAAP net income per share	$0.09	$0.83	$1.00	$2.39
Weighted average shares outstanding used in computing per diluted share amounts	48,092	49,822	48,172	49,681
____________________________
(1)As presented in the condensed consolidated statements of comprehensive income, net loss per share attributable to Blucora, Inc. was $5.55 for the six months ended June 30, 2020 and was calculated based on weighted average shares outstanding of 47,884,000, which excluded the effect of potentially dilutive shares due to the net loss earned for the period. For non-GAAP reconciliation purposes, net loss per share attributable to Blucora, Inc. of $5.52 presented in the table above included the effect of potentially dilutive shares due to non-GAAP net income earned during the period.
Blucora, Inc. | Q2 2020 Form 10-Q 38

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2020, we had cash and cash equivalents of approximately $90.1 million. Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax’s operations. As of June 30, 2020, Avantax met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at June 30, 2020 had minimal default risk and short-term maturities.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, capital expenditures, business combinations that enhance our strategic position, and share repurchases under share repurchase programs. We plan to finance our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months largely through cash and cash equivalents. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and we may be required to draw on the Revolver (as defined below) or increase the principal amount of the Term Loan (as defined below) to meet our capital requirements.
Since our results of operations are sensitive to various factors, including, among others, the level of competition we face, regulatory and legal impacts, and political and economic conditions, such factors could adversely affect our liquidity and capital resources. In addition, due to the coronavirus pandemic, we have experienced and may continue to experience near-term volatility in our results of operations that could further increase our liquidity needs. Due to this volatility, we have taken several measures to ensure proper liquidity levels. We are maintaining flexibility in our cash flows by applying a heightened sense of focus in monitoring and managing our cash needs. In the first quarter of 2020, we accessed our Revolver (as defined below) for temporary liquidity needs and subsequently repaid such borrowings in full. In addition, we increased the principal outstanding under our Term Loan to fund the HKFS Acquisition and provide additional working capital flexibility. Overall, we believe these measures provide us with the capital flexibility to satisfy our obligations, fund our operations, and invest in our businesses.
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
Indebtedness
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (the “Senior Secured Credit Facility”). The Revolver and the Term Loan mature on May 22, 2022 and May 22, 2024, respectively.
As of June 30, 2020, we had $389.1 million in principal amount outstanding under the Term Loan and no amounts outstanding under the Revolver. Based on aggregate loan commitments as of June 30, 2020, approximately $65.0 million was available for future borrowing under the Senior Secured Credit Facility.

On July 1, 2020, we increased our Term Loan by $175.0 million. As of July 1, 2020, after giving effect to the increase to the Term Loan, we had term loans with an aggregate principal amount of $564.1 million outstanding
Blucora, Inc. | Q2 2020 Form 10-Q 39

under the Credit Agreement. As the Term Loan increase was effective July 1, 2020, the consolidated financial statements as of and for the three and six months ended June 30, 2020 did not reflect the increase to the Term Loan.
Approximately $100.0 million of the proceeds from the increase to the Term Loan were used to fund the purchase price of the HKFS Acquisition, as well as to pay related fees and expenses. We intend to use the remainder of the proceeds from the increase to the Term Loan for additional working capital. The Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September and December, beginning on September 30, 2020, in an amount equal to $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.

For additional information on the Term Loan, Revolver, and the Credit Agreement, see, “Item 1. Financial Statements—Note 6.”
Share Repurchase Plan
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date.
For the six months ended June 30, 2020, we did not repurchase any shares of our common stock under the stock repurchase plan. As of June 30, 2020, there was still approximately $71.7 million in remaining capacity under the stock repurchase plan. In assessing our capital allocation priorities, we do not expect to make additional share repurchases in the near term.

Contractual Obligations and Commitments
The material change in our contractual obligations and commitments related to debt activity (as described in “Indebtedness” above). Additional information on our contractual obligations and commitments can be found in our Form 10-K for the year ended December 31, 2019.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2020.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Six months ended June 30,
	2020	2019	Change ($)
Net cash provided by operating activities	$34,374	$96,812	$(62,438)
Net cash used by investing activities	(19,072)	(167,399)	148,327
Net cash provided (used) by financing activities	(10,405)	94,915	(105,320)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	58	(58)
Net increase in cash, cash equivalents, and restricted cash	$4,897	$24,386	$(19,489)
Blucora, Inc. | Q2 2020 Form 10-Q 40

Net cash from operating activities
Net cash from operating activities consists of income (loss), offset by certain non-cash adjustments, and changes in operating assets and liabilities. Operating cash flows and changes in operating assets and liabilities were as follows:

(In thousands)	Six months ended June 30,
	2020	2019	Change ($)
Net income (loss)	$(265,849)	$93,206	$(359,055)
Non-cash adjustments	306,914	34,063	272,851
Operating cash flows before changes in operating assets and liabilities	41,065	127,269	(86,204)
Changes in operating assets and liabilities	(6,691)	(30,457)	23,766
Net cash provided by operating activities	$34,374	$96,812	$(62,438)
Net cash provided by operating activities was $34.4 million for the six months ended June 30, 2020 and included $41.1 million of operating cash flows before changes in operating assets and liabilities, partially offset by $6.7 million from changes in operating assets and liabilities. For the six months ended June 30, 2020 compared to the six months ended June 30, 2019, operating cash flows before changes in operating assets and liabilities decreased $86.2 million primarily due to the following factors:
•Operating income from our Tax Preparation business decreased $76.2 million; and
•Executive transition costs of $9.8 million were recognized in the first quarter of 2020 due to the departure of certain Company executives.
The increase in the changes in operating assets and liabilities of $23.8 million was primarily due to working capital adjustments experienced in the six months ended June 30, 2019 resulting from the 1st Global Acquisition.
Net cash from investing activities
Net cash used by investing activities consists of purchases of property and equipment. Investing cash flows were as follows:

(In thousands)	Six months ended June 30,
	2020	2019	Change ($)
Business acquisition, net of cash acquired	$—	$(164,461)	$164,461
Purchases of property and equipment	(19,072)	(2,938)	(16,134)
Net cash used by investing activities	$(19,072)	$(167,399)	$148,327
Net cash used by investing activities was $19.1 million and $167.4 million for the six months ended June 30, 2020 and 2019, respectively. The $148.3 million decrease in net cash used by investing activities was primarily due to cash outlays for the 1st Global Acquisition in May 2019. This decrease was partially offset by an increase in cash outlays for office equipment and leasehold improvements related to the new headquarters office building, as well as additional capitalized software costs.
Blucora, Inc. | Q2 2020 Form 10-Q 41

Net cash from financing activities
Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs. Financing cash flows were as follows:

(In thousands)	Six months ended June 30,
	2020	2019	Change ($)
Proceeds from credit facilities	$55,000	$121,499	$(66,499)
Payments on credit facilities	(65,625)	—	(65,625)
Payment of redeemable noncontrolling interests	—	(24,945)	24,945
Proceeds from stock option exercises	25	3,320	(3,295)
Proceeds from issuance of stock through employee stock purchase plan	1,201	1,144	57
Tax payments from shares withheld for equity awards	(1,006)	(5,160)	4,154
Contingent consideration payments for business acquisition	—	(943)	943
Net cash provided (used) by financing activities	$(10,405)	$94,915	$(105,320)
Net cash used by financing activities for the six months ended June 30, 2020 primarily consisted of $65.6 million of repayments under our Revolver, which was partially offset by $55.0 million of additional borrowings.
Net cash provided by financing activities for the six months ended June 30, 2019 primarily consisted of $121.5 million of borrowings under the Senior Secured Credit Facility that were used to fund the 1st Global Acquisition, as well as $4.5 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were partially offset by $24.9 million to settle redeemable noncontrolling interest related to the acquisition of HD Vest in 2015, as well as $5.2 million in tax payments from shares withheld for equity awards.
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
Beginning in March 2020, the coronavirus pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted certain key Wealth Management business drivers, such as client asset levels and interest rates. These macroeconomic and Company-specific factors, in totality, served as a triggering event that resulted in the testing of the goodwill of the Wealth Management reporting unit and the Tax Preparation reporting unit for potential impairment.
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
Blucora, Inc. | Q2 2020 Form 10-Q 42

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
While no goodwill impairment triggering events were identified during the three months ended June 30, 2020, the Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market, or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.
Recent Accounting Pronouncements
See "Item 1. Financial Statements—Note 2" for additional information on recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the instruments in which we are exposed to market risk during the six months ended June 30, 2020. As of June 30, 2020, we had $389.1 million in principal amount of debt outstanding under the Term Loan of our Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see “Item 1. Financial Statements—Note 6.” A hypothetical 100 basis point increase in LIBOR on June 30, 2020 would result in a $15.4 million increase in our interest expense until the scheduled maturity date in 2024.
For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of June 30, 2020.
Changes in Internal Control over Financial Reporting
Our internal control environment has been impacted by work-from-home requirements for our employees. These requirements began in mid-March and have continued through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material impact on our internal control over financial reporting, and there were no changes to our internal control over financial reporting during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Item 1. Financial Statements—Note 10” for additional information on our legal proceedings.

Blucora, Inc. | Q2 2020 Form 10-Q 43

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
In late 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Beginning in January 2020, the coronavirus spread to other countries, including the United States, and efforts to contain the spread of the coronavirus intensified. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus as well as the societal response have had, and could continue to have, an adverse effect on the global markets and economy, including on the availability of and costs associated with employees, resources, and other aspects of the global economy. The development of the coronavirus pandemic could also cause significant disruptions to our business and operations and the operations of our financial professionals, increase costs and burdens associated with staffing and conducting our operations, increase our risk of being subject to contract performance claims, or increase the risk that our counterparties fail to perform under their respective contracts or commitments, if we or they are unable to deliver according to the terms of such contracts or commitments and do not have the ability to claim force majeure.
Our Wealth Management segment, which provides tax-focused wealth management solutions for financial professionals, tax preparers, certified public accounting firms, and their clients, primarily generates revenue through securities and insurance commissions, quarterly investment advisory fees based on advisory assets, product marketing service agreements, and other agreements and fees. The coronavirus pandemic has had a material negative impact on the U.S. and global economy as a whole and has caused substantial disruption in the U.S. and global securities and debt markets. This economic and market disruption has negatively impacted the value of some of our clients’ assets, which has caused and we expect will continue to cause a corresponding decline in the amount of revenue that we derive from these client assets. Further, as a result of this economic and market disruption, we have experienced and expect that we may continue to experience a decline in commission revenue from lower trading volumes, a reduction in advisory revenue, significantly reduced cash sweep revenue due to changes in prevailing interest rates, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. The coronavirus pandemic has also affected the business of our financial professionals in many ways. For example, our financial professionals have not been able to meet with clients face-to-face during the pandemic, and they have also had to assist clients through an extended tax season and in applying for loans under the U.S. Small Business Administration’s Paycheck Protection Program. This sustained change in business or the loss of financial professionals who are not able to continue their business during this difficult time could lead to lower revenue and could have a Material Adverse Effect.
Our Tax Preparation segment, which provides digital do-it-yourself tax preparation solutions for consumers, small business owners, and tax professionals, primarily generates revenue through digital tax preparation services. In March 2020, the IRS extended the deadline for specified U.S. federal income tax payments and federal income tax returns due April 15, 2020 to July 15, 2020 in response to the coronavirus pandemic. This filing extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020, as well as increased expenses. As a result, our results of operations for our Tax Preparation segment were negatively impacted in the first and second quarters of 2020 compared to the corresponding periods in prior years. It is currently unknown if the IRS will need to extend the tax filing deadline in 2021, and this limits our ability to plan for the next tax season and could also cause confusion amongst tax filers that could result in less tax filers who use our product.
In addition, we have historically financed our operations primarily from cash provided by operating activities and access to credit markets. To the extent that the coronavirus pandemic causes a substantial reduction or change
Blucora, Inc. | Q2 2020 Form 10-Q 44

in timing of our cash provided by operating activities, we may be required to seek additional capital through issuances of debt or equity securities. We may be unable to complete any such transactions on favorable terms to us, or at all. The instruments governing our existing indebtedness require us to comply with certain restrictive covenants, and any substantial and sustained downturn in our operations due to the coronavirus or other factors may cause us to be in breach of our debt covenants or limit our ability to make interest payments on our indebtedness, which could constitute an event of default and cause our outstanding indebtedness to be declared immediately due and payable. If applicable, such acceleration of our outstanding indebtedness could cause our secured lenders to foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation. Any inability to obtain additional liquidity as and when needed, or to maintain compliance with the instruments governing our indebtedness, would have a Material Adverse Effect.
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
The regulatory environment in which our Wealth Management business operates is continually evolving, and the level of financial regulation to which we are subject has generally increased in recent years. Regulators have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we will market products and services in our Wealth Management business, manage our Wealth Management business operations, and interact with regulators. In addition, the Trump Administration has initiated and in some cases completed a broad review of U.S. fiscal laws and regulations. If significant changes are enacted as a result of this review, they could negatively impact our Wealth Management business and cause a Material Adverse Effect.
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg. BI”), which established a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer and imposes certain disclosure and policy and procedural obligations. The SEC also adopted Form CRS Relationship Summary (“Form CRS”), which requires RIAs and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Reg. BI, the SEC added new record-making and record-keeping rules.
The compliance date for Reg. BI and the related rules was June 30, 2020. As it concerns the SEC’s efforts to evaluate firms’ compliance with Reg. BI and Form CRS, the SEC stated on April 7, 2020 that for initial examinations of Reg. BI and Form CRS, the SEC will focus on assessing whether broker-dealers have made a good faith effort to implement policies and procedures reasonably designed to comply with Reg. BI and Form CRS. Although we believe we have taken steps to comply with Reg. BI and Form CRS by the compliance date, we are continuing to implement processes and procedures reasonably designed to comply with Reg. BI and Form CRS. If the SEC does not believe we have sufficiently complied or if we fail to continue to comply with the requirements of Reg. BI and Form CRS, we could be subject to fines or regulatory actions that result in a Material Adverse Effect on our business or financial condition. Because our brokerage business comprises a significant portion of our business, our failure to successfully conform to these standards could negatively impact our results.
Reg. BI’s new standards of conduct and other requirements that heighten the duties of broker-dealers and financial professionals have resulted in, and may continue to cause, additional supervisory, compliance, and training costs and burdens, as well as management and financial professional distraction. The additional obligations of the
Blucora, Inc. | Q2 2020 Form 10-Q 45

rule could also impact the compensation our Wealth Management business and our financial professionals receive for selling certain types of products, all of which could have a Material Adverse Effect on our business. In addition, Reg. BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the associated person is not an investment advisor representative of an RIA. This prohibition has required us to change the titles of certain of our advisors to “financial professionals,” which could lead to confusion regarding the appropriate use of the term.
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
Our Wealth Management business that operates under Avantax Wealth Management distributes its products and services through financial professionals who affiliate with us as independent contractors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of our financial professionals as independent contractors. Although we believe we have properly classified our financial professionals as independent contractors, the IRS or other U.S. federal or state authorities or similar authorities may determine that we have misclassified our financial professionals as independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties, which could have a Material Adverse Effect on our business model, financial condition, and results of operations.
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
Our Wealth Management business offers products sponsored by third parties, including, but not limited to, mutual funds, insurance, annuities, and alternative investments. These products are subject to complex regulations that change frequently. Although we have controls in place to facilitate compliance with such regulations, there can be no assurance that our interpretation of the regulations will be consistent with various regulators’ interpretations, that our procedures will be viewed as adequate by regulatory examiners, or that the operating subsidiaries will be deemed to be in compliance with regulatory requirements in all material respects. If products sold by our Wealth Management business do not perform as anticipated due to market factors or otherwise, or if product sponsors become insolvent or are otherwise unable to meet their obligations, this could result in material litigation and regulatory action against us. In addition, we could face liabilities for actual or alleged breaches of legal duties to customers with respect to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our financial professionals.
In addition, the risks we face with respect to complying with regulatory requirements for our Wealth Management business may be exacerbated by the effects of the coronavirus, particularly with respect to risks associated with our ability to comply with new regulations. Given the unprecedented nature of the coronavirus pandemic, it is difficult for us to predict how it will impact our business and our ability to adopt new policies, procedures, and training programs and employ the personnel necessary to ensure compliance with new regulations.

Blucora, Inc. | Q2 2020 Form 10-Q 46

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
Share repurchase activity for the six months ended June 30, 2020 by month was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	—	$—	—	$71,671
February 1-29, 2020	—	$—	—	$71,671
March 1-31, 2020	—	$—	—	$71,671
April 1-30, 2020	—	$—	—	$71,671
May 1-31, 2020	—	$—	—	$71,671
June 1-30, 2020	—	$—	—	$71,671
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Blucora, Inc. | Q2 2020 Form 10-Q 47

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement, dated June 30, 2020	8-K	July 1, 2020	2.1
3.1	Amended and Restated Bylaws of Blucora, Inc. dated July 15, 2020	8-K	July 16, 2020	3.1
10.1	Form of Employment Agreement by and between Blucora, Inc. and certain executive officers	8-K	April 22, 2020	10.1
10.2^	Third Amendment to Credit Agreement, dated May 1, 2020, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Third Amendment	10-Q	May 6, 2020	10.7
10.3^	Fourth Amendment to Credit Agreement, dated July 1, 2020, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Fourth Amendment	8-K	July 1, 2020	10.1
10.4	Amendment No. 1 to the Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 9, 2020	App- endix B
10.5	Amendment No. 2 to the Blucora, Inc. 2016 Employee Stock Purchase Plan	DEF 14A	April 9, 2020	App- endix C
10.6	Amendment No. 3 to the Blucora, Inc. 2016 Equity Inducement Plan	8-K	May 28, 2020	10.3
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended June 30, 2020, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Blucora, Inc. | Q2 2020 Form 10-Q 48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	August 5, 2020

Blucora, Inc. | Q2 2020 Form 10-Q 49