Form 10-Q
period 2020-09-30
BLUCORA, INC.
filed 2020-11-09
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
As of November 2, 2020, 48,043,723 shares of the registrant’s Common Stock were outstanding.

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

Blucora, Inc. | Q3 2020 Form 10-Q 2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q (“Form 10-Q”) contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part I, Item 2 of this Form 10-Q under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “would,” “could,” “should,” “estimates,” “predicts,” “potential,” “continues,” “target,” “outlook,” and similar terms and expressions, but the absence of these words does not mean that the statement is not forward-looking. Actual results may differ significantly from management’s expectations due to various risks and uncertainties including, but not limited to:
•the impact of the coronavirus pandemic on our results of operations and our business, including the impact of the resulting economic and market disruption, the extension of tax filing deadlines, and other related relief;
•our ability to effectively compete within our industry;
•our ability to attract and retain financial professionals, qualified employees, clients, and customers, as well as our ability to provide strong customer/client service;
•our ability to close, finance, and realize all of the anticipated benefits of acquisitions, as well as our ability to integrate the operations of recently acquired businesses, and the potential impact of such acquisitions on our existing indebtedness and leverage;
•our future capital requirements and the availability of financing, if necessary;
•our ability to meet our current and future debt service obligations, including our ability to maintain compliance with our debt covenants;
•downgrade of the Company’s credit ratings;
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
•risks, burdens, and costs, including fines, penalties, or disgorgement, associated with our business being subjected to regulatory inquiries, investigations, or initiatives, including those of the Financial Industry Regulatory Authority and the Securities and Exchange Commission (the “SEC”);
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
•the compromising of confidentiality, availability or integrity of information, including cyberattacks;
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
Blucora, Inc. | Q3 2020 Form 10-Q 3

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

Blucora, Inc. | Q3 2020 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2020	December 31, 2019
ASSETS
Current assets:
Cash and cash equivalents	$151,166	$80,820
Cash segregated under federal or other regulations	203	5,630
Accounts receivable, net of allowance	12,191	16,266
Commissions receivable	22,656	21,176
Other receivables	5,811	2,902
Prepaid expenses and other current assets, net	9,428	12,349
Total current assets	201,455	139,143
Long-term assets:
Property and equipment, net	53,940	18,706
Right-of-use assets, net	24,028	10,151
Goodwill, net	449,221	662,375
Other intangible assets, net	331,014	290,211
Deferred tax asset, net	—	9,997
Other long-term assets	4,093	6,989
Total long-term assets	862,296	998,429
Total assets	$1,063,751	$1,137,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,464	$10,969
Commissions and advisory fees payable	16,893	19,905
Accrued expenses and other current liabilities	42,815	36,144
Deferred revenue—current	4,281	12,014
Lease liabilities—current	1,552	3,272
Current portion of long-term debt, net	1,782	11,228
Total current liabilities	73,787	93,532
Long-term liabilities:
Long-term debt, net	552,417	381,485
Deferred tax liability, net	12,802	—
Deferred revenue—long-term	6,478	7,172
Lease liabilities—long-term	36,973	5,916
Other long-term liabilities	22,150	5,952
Total long-term liabilities	630,820	400,525
Total liabilities	704,607	494,057

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 authorized shares; 49,350 shares issued and 48,044 shares outstanding at September 30, 2020; 49,059 shares issued and 47,753 shares outstanding at December 31, 2019	5	5
Additional paid-in capital	1,594,384	1,586,972
Accumulated deficit	(1,206,846)	(914,791)
Accumulated other comprehensive loss	—	(272)
Treasury stock, at cost—1,306 shares at September 30, 2020 and December 31, 2019	(28,399)	(28,399)
Total stockholders’ equity	359,144	643,515
Total liabilities and stockholders’ equity	$1,063,751	$1,137,572
See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q3 2020 Form 10-Q 5

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Wealth management services revenue	$135,932	$145,428	$396,805	$362,791
Tax preparation services revenue	39,421	3,588	202,990	205,733
Total revenue	175,353	149,016	599,795	568,524
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	96,122	102,030	282,332	250,881
Tax preparation services cost of revenue	2,692	1,633	9,759	8,983
Total cost of revenue	98,814	103,663	292,091	259,864
Engineering and technology	6,007	8,635	21,899	22,323
Sales and marketing	31,018	19,976	150,785	104,804
General and administrative	18,605	19,642	63,533	55,721
Acquisition and integration	10,276	6,759	18,782	17,739
Depreciation	1,874	1,470	5,345	3,846
Amortization of other acquired intangible assets	7,746	10,082	22,167	27,295
Impairment of goodwill and an intangible asset	—	50,900	270,625	50,900
Total operating expenses	174,340	221,127	845,227	542,492
Operating income (loss)	1,013	(72,111)	(245,432)	26,032
Other loss, net	(11,963)	(2,606)	(23,386)	(11,682)
Income (loss) before income taxes	(10,950)	(74,717)	(268,818)	14,350
Income tax benefit (expense)	(15,256)	12,331	(23,237)	16,470
Net income (loss) attributable to Blucora, Inc.	$(26,206)	$(62,386)	$(292,055)	$30,820
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$(0.55)	$(1.28)	$(6.09)	$0.64
Diluted	$(0.55)	$(1.28)	$(6.09)	$0.62
Weighted average shares outstanding:
Basic	48,039	48,652	47,936	48,456
Diluted	48,039	48,652	47,936	49,596
Comprehensive income (loss):
Net income (loss)	$(26,206)	$(62,386)	$(292,055)	$30,820
Other comprehensive income (loss)	—	(64)	272	174
Comprehensive income (loss) attributable to Blucora, Inc.	$(26,206)	$(62,450)	$(291,783)	$30,994

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q3 2020 Form 10-Q 6

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

	Redeemable Noncontrolling Interests			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
		Common stock					Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	$—	49,059	$5	$1,586,972	$(914,791)	$(272)	(1,306)	$(28,399)	$643,515
Common stock issued for stock options and restricted stock units	—	89	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	(1,201)	—	—	—	—	(1,201)
Tax payments from shares withheld for equity awards	—	—	—	(917)	—	—	—	—	(917)
Cumulative translation adjustment	—	—	—	—	—	272	—	—	272
Net loss	—	—	—	—	(315,494)	—	—	—	(315,494)
Balance as of March 31, 2020	$—	49,148	$5	$1,584,854	$(1,230,285)	$—	(1,306)	$(28,399)	$326,175
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	—	192	—	1,226	—	—	—	—	1,226
Stock-based compensation	—	—	—	3,904	—	—	—	—	3,904
Tax payments from shares withheld for equity awards	—	—	—	(89)	—	—	—	—	(89)
Net income	—	—	—	—	49,645	—	—	—	49,645
Balance as of June 30, 2020	$—	49,340	$5	$1,589,895	$(1,180,640)	$—	(1,306)	$(28,399)	$380,861
Common stock issued for stock options and restricted stock units	—	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	—	4,517	—	—	—	—	4,517
Tax payments from shares withheld for equity awards	—	—	—	(28)	—	—	—	—	(28)
Net loss	—	—	—	—	(26,206)	—	—	—	(26,206)
Balance as of September 30, 2020	$—	49,350	$5	$1,594,384	$(1,206,846)	$—	(1,306)	$(28,399)	$359,144
Blucora, Inc. | Q3 2020 Form 10-Q 7

	Redeemable Noncontrolling Interests	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	—	$—	$607,595
Common stock issued for stock options and restricted stock units	—	211	—	283	—	—	—	—	283
Stock-based compensation	—	—	—	2,443	—	—	—	—	2,443
Tax payments from shares withheld for equity awards	—	—	—	(2,425)	—	—	—	—	(2,425)
Reclassification of mandatorily redeemable noncontrolling interests	(22,428)	—	—	—	—	—	—	—	—
Impact of adoption of new leases accounting standard	—	—	—	—	(1,636)	—	—	—	(1,636)
Cumulative translation adjustment	—	—	—	—	—	107	—	—	107
Net income	—	—	—	—	62,170	—	—	—	62,170
Balance as of March 31, 2019	$2,517	48,255	$5	$1,570,026	$(901,155)	$(339)	—	$—	$668,537
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	—	524	—	4,181	—	—	—	—	4,181
Stock-based compensation	—	—	—	4,082	—	—	—	—	4,082
Tax payments from shares withheld for equity awards	—	—	—	(2,735)	—	—	—	—	(2,735)
Redemption of noncontrolling interests	(2,517)	—	—	—	—	—	—	—	—
Cumulative translation adjustment	—	—	—	—	—	131	—	—	131
Net income	—	—	—	—	31,036	—	—	—	31,036
Balance as of June 30, 2019	$—	48,779	$5	$1,575,554	$(870,119)	$(208)	—	$—	$705,232
Common stock issued for stock options and restricted stock units	—	116	—	491	—	—	—	—	491
Stock-based compensation	—	—	—	4,639	—	—	—	—	4,639
Tax payments from shares withheld for equity awards	—	—	—	(348)	—	—	—	—	(348)
Stock repurchases	—	—	—	—	—	—	(561)	(12,718)	(12,718)
Cumulative translation adjustment	—	—	—	—	—	(64)	—	—	(64)
Net income (loss)	—	—	—	—	(62,386)	—	—	—	(62,386)
Balance as of September 30, 2019	$—	48,895	$5	$1,580,336	$(932,505)	$(272)	(561)	$(12,718)	$634,846

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q3 2020 Form 10-Q 8

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2020	2019
Operating activities:
Net income (loss)	$(292,055)	$30,820
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	7,220	11,164
Depreciation and amortization of acquired intangible assets	29,619	32,078
Impairment of goodwill and an intangible asset	270,625	50,900
Reduction of right-of-use lease assets	8,335	3,117
Deferred income taxes	23,199	(23,343)
Amortization of debt issuance costs	1,006	848
Accretion of debt discounts	414	189
Gain on sale of a business	(349)	(3,256)
Change in fair value of acquisition-related contingent consideration	(1,000)	—
Accretion of lease liability	1,413	460
Other	984	48
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	12,267	352
Commissions receivable	(1,480)	(19)
Other receivables	(2,909)	(18)
Prepaid expenses and other current assets	2,555	13,828
Other long-term assets	2,763	497
Accounts payable	(7,018)	(2,346)
Commissions and advisory fees payable	(3,012)	(602)
Lease liabilities	(3,568)	(3,371)
Deferred revenue	(8,582)	(21,694)
Accrued expenses and other current and long-term liabilities	(5,113)	6,595
Net cash provided by operating activities	35,314	96,247
Investing activities:
Business acquisition, net of cash acquired	(102,425)	(166,561)
Purchases of property and equipment	(28,711)	(6,887)
Proceeds from sale of a business, net of cash	349	7,467
Net cash used by investing activities	(130,787)	(165,981)
Financing activities:
Proceeds from credit facilities	226,278	121,489
Payments on credit facilities	(66,078)	—
Stock repurchases	—	(11,968)
Payment of redeemable noncontrolling interests	—	(24,945)
Proceeds from stock option exercises	25	3,811
Proceeds from issuance of stock through employee stock purchase plan	1,201	1,144
Tax payments from shares withheld for equity awards	(1,034)	(5,508)
Contingent consideration payments for business acquisition	—	(943)
Net cash provided by financing activities	160,392	83,080
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	38
Net increase in cash, cash equivalents, and restricted cash	64,919	13,384
Cash, cash equivalents, and restricted cash, beginning of period	86,450	85,366
Cash, cash equivalents, and restricted cash, end of period	$151,369	$98,750
Supplemental cash flow information:
Accrued stock repurchases	$—	$750
Cash paid for income taxes	$1,657	$3,154
Cash paid for interest	$16,994	$13,901
Non-cash investing activities:
Purchases of property and equipment through leasehold incentives (investing)	$9,726	$—

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q3 2020 Form 10-Q 9

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) operates two primary businesses: the Wealth Management business and the digital Tax Preparation business.
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management (“Avantax”) and HKFS (defined below) (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax provides tax-focused wealth management solutions for financial professionals, tax preparers, certified public accounting firms, and their clients. Avantax offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the largest U.S. tax-focused independent broker-dealer. Avantax works with a nationwide network of financial professionals that operate as independent contractors. Avantax provides these financial professionals with an integrated platform of technical, practice, and product support tools to assist in making each financial professional a comprehensive financial service center for his or her clients. Avantax formerly operated under the HD Vest and 1st Global brands prior to the rebranding of the Wealth Management business to Avantax Wealth Management in 2019.
On July 1, 2020, we acquired all of the issued and outstanding common stock of Honkamp Krueger Financial Services, Inc. (“HKFS,” and such acquisition, the “HKFS Acquisition”). HKFS operates as a captive, or employee-based, RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services. The operations of HKFS are included in operating results as part of the Wealth Management segment from the date of the HKFS Acquisition. For additional information, see "Note 3—Acquisitions."
Tax Preparation
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
The Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue typically earned in the first four months of the fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue. In March 2020 and as a result of the coronavirus pandemic, the Internal Revenue Service (“IRS”) extended the filing deadline for federal tax returns from April 15, 2020 to July 15, 2020. This filing extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020. In addition, sales and marketing expenses were elevated for the nine months ended September 30, 2020.
Segments
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment.

Note 2: Summary of Significant Accounting Policies
Interim financial information
The accompanying condensed consolidated financial statements have been prepared by us under the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim financial reporting. These condensed consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with United States generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These
Blucora, Inc. | Q3 2020 Form 10-Q 10

unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of results for a full year.
Cash, cash equivalents, and restricted cash
The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets and the consolidated statements of cash flows (in thousands):

	September 30, 2020	December 31, 2019
Cash and cash equivalents	$151,166	$80,820
Cash segregated under federal or other regulations	203	5,630
Total cash, cash equivalents, and restricted cash	$151,369	$86,450
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
Business combinations
We account for business combinations using the acquisition method.
Under the acquisition method, the purchase price of the HKFS Acquisition has been allocated to HKFS’s acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the HKFS Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The most subjective areas of the acquisition accounting method included determining the fair value of the following:
•intangible assets, including the valuation methodology, estimates of future cash flows, discount rates, growth rates, as well as the estimated useful life of intangible assets;
•contingent consideration, including the valuation methodology, estimates of future advisory asset levels, discount rates, growth rates, and volatility levels; and
•goodwill, as measured as the excess of consideration transferred over the acquisition date fair value of the assets acquired, including the amount assigned to identifiable intangible assets, and the liabilities assumed.
Our assumptions and estimates are based upon comparable market data and information obtained from the management of HKFS.
Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Our reporting units are consistent with our reportable segments, and accordingly, the goodwill acquired from HKFS was assigned to the Wealth Management reporting unit. Identifiable intangible assets with finite lives are amortized over their useful lives on a straight-line basis. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
Recently adopted accounting pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). We consider the applicability and impact of all recent ASUs. ASUs not listed below were assessed and determined to be either
Blucora, Inc. | Q3 2020 Form 10-Q 11

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

Note 3: Acquisitions
HKFS Acquisition
On July 1, 2020, we closed the HKFS Acquisition for an upfront cash purchase price of $104.4 million, which was paid with a portion of the proceeds from the $175.0 million increase in the Term Loan (as defined in "Note 6—Debt"). The purchase price is subject to customary adjustment and two potential post-closing earn-out payments (the “HKFS Contingent Consideration”) by us.
The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative, as amended, the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million, provided that any unearned amounts during the first earn-out period may also be earned during the second earn-out period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period. On the HKFS Acquisition date, the fair value of the HKFS Contingent Consideration was $27.6 million. We recorded the short-term and long-term portions of the HKFS Contingent Consideration in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on the consolidated balance sheet. Subsequent to the HKFS Acquisition date, the HKFS Contingent Consideration is remeasured to an estimated fair value at each reporting date until the contingency is resolved. As of September 30, 2020, the fair value of the HKFS Contingent Consideration was $26.6 million. Changes in estimated fair value are recognized in “Acquisition and integration” expenses on the condensed consolidated
Blucora, Inc. | Q3 2020 Form 10-Q 12

statements of comprehensive income (loss) in the period in which they occur. For additional information on the HKFS Contingent Consideration, see "Note 9—Fair Value Measurements."
The purchase price of the HKFS Acquisition was allocated to HKFS’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the HKFS Acquisition. The preliminary fair value of assets acquired and liabilities assumed in the HKFS Acquisition were as follows (in thousands):

Purchase Price Allocation at HKFS Acquisition Date
Assets acquired:
Tangible assets acquired, including cash of $1,980 (1)	15,517
Identifiable intangible assets	62,970
Goodwill	58,137
Liabilities assumed	(5,134)
Total assets acquired and liabilities assumed	$131,490
Cash paid at HKFS Acquisition date	$104,404
Adjustment receivable	(514)
HKFS Contingent Consideration	27,600
Total purchase price	$131,490
__________________________
(1)Included in tangible assets acquired were accounts receivable of $7.8 million, which primarily consisted of advisory fees receivable. As an insignificant amount of these receivables was expected to be uncollectible, the acquired amount approximates the fair value of the accounts receivable.
The identifiable intangible assets were as follows (in thousands, except as otherwise indicated):

	Estimated Fair Value	Accumulated Amortization through September 30, 2020	Useful Life at HKFS Acquisition Date (in months)
Customer relationships	$58,400	$973	180
CPA firm relationships	4,070	68	180
Trade name	500	42	36
Total identified intangible assets	$62,970	$1,083	179
For both the three and nine months ended September 30, 2020, we recognized amortization expenses related to acquired intangible assets of HKFS of $1.1 million in “Amortization of other acquired intangible assets” on the consolidated statements of comprehensive income (loss).
The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill in the amount of $58.1 million. Goodwill consists largely of the cost, revenue, and marketing synergies expected from incorporating HKFS into our existing Wealth Management business. These synergies include, but are not limited to, increased scale, enhanced capabilities, and an integrated platform. All of the acquired goodwill recognized is expected to be deductible for income tax purposes.
The preliminary estimates of the net assets acquired were based upon preliminary calculations and valuations. Due to the recent timing of the HKFS Acquisition, those estimates and assumptions are subject to change as we obtain additional information for those estimates during the measurement period (up to one year from the HKFS Acquisition date).
Blucora, Inc. | Q3 2020 Form 10-Q 13

We have incurred inception-to-date transaction costs related to the HKFS Acquisition of $10.6 million, of which $4.7 million and $7.5 million were recognized for the three and nine months ended September 30, 2020, respectively. In addition, we have incurred inception-to-date integration costs of $1.7 million, of which $0.8 million and $1.7 million were recognized for the three and nine months ended September 30, 2020, respectively. In addition, we recognized a $1.0 million gain related to the fair value change of the HKFS Contingent Consideration liability for the three and nine months ended September 30, 2020. These transaction and integration costs were recognized as “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss).
The operations of HKFS are included in operating results as part of the Wealth Management segment from the date of the HKFS Acquisition. From the date of the HKFS Acquisition, HKFS contributed $9.2 million of revenue and $2.0 million of income before income taxes to our consolidated results.
Pro forma financial information of the HKFS Acquisition
The financial information in the table below summarizes the combined results of operations of Blucora and HKFS, on a pro forma basis, for the three and nine months ended September 30, 2020 and 2019. The pro forma results are presented as if the HKFS Acquisition had occurred on January 1, 2019 and includes adjustments for amortization expense on the definite-lived intangible assets identified in the HKFS Acquisition, debt-related expenses associated with the Term Loan increase used to finance the HKFS Acquisition, acquisition and integration costs related to the HKFS Acquisition, the removal of historic interest expense for debt issuances of HKFS that were not assumed in the HKFS Acquisition, and the reduction of historic cost of revenue associated with fee-sharing arrangements that did not continue after the HKFS Acquisition. In addition, income taxes were also adjusted for the pro forma results of the combined entity.
The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the HKFS Acquisition occurred on January 1, 2019 (amounts in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue	$175,353	$157,358	$615,934	$592,375
Net income (loss)	(18,114)	(63,510)	(282,551)	18,761
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
Blucora, Inc. | Q3 2020 Form 10-Q 14

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
Subsequent to December 31, 2019, we adjusted the fair values of goodwill, other current liabilities, and deferred tax liabilities, net, due to the pre-acquisition 1st Global tax returns that were filed in the first quarter of 2020. As one year has elapsed since the 1st Global Acquisition date, the measurement period for the 1st Global Acquisition has ended, and the purchase price allocation is considered final.
As part of the 1st Global Acquisition, we assumed a contingent liability related to a regulatory inquiry and recorded the contingent liability as part of the opening balance sheet. While the inquiry is still on-going, we evaluated a range of possible losses, resulting in a contingent liability reserve balance (including accrued interest) of $11.3 million at September 30, 2020.

Note 4: Segment Information and Revenues
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment. Our Chief Executive Officer is the chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, or impairment of goodwill and an intangible asset to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate-level activity.” In addition, we do not allocate other loss, net, or income taxes to the reportable segments. We do not report assets or capital expenditures by segment to the chief operating decision maker.
Blucora, Inc. | Q3 2020 Form 10-Q 15

Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income (loss) are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Revenue:
Wealth Management	$135,932	$145,428	$396,805	$362,791
Tax Preparation	39,421	3,588	202,990	205,733
Total revenue	175,353	149,016	599,795	568,524
Operating income (loss):
Wealth Management	17,498	20,631	51,827	49,150
Tax Preparation	16,234	(12,075)	60,646	108,565
Corporate-level activity	(32,719)	(80,667)	(357,905)	(131,683)
Total operating income (loss)	1,013	(72,111)	(245,432)	26,032
Other loss, net	(11,963)	(2,606)	(23,386)	(11,682)
Income tax benefit (expense)	(15,256)	12,331	(23,237)	16,470
Net income (loss) attributable to Blucora, Inc.	$(26,206)	$(62,386)	$(292,055)	$30,820
Revenues by major category within each segment are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Wealth Management:
Advisory	$82,612	$75,579	$227,672	$176,746
Commission	44,921	52,623	135,337	137,851
Asset-based	4,351	13,618	18,911	36,530
Transaction and fee	4,048	3,608	14,885	11,664
Total Wealth Management revenue	$135,932	$145,428	$396,805	$362,791
Tax Preparation:
Consumer	$38,482	$4,280	$186,724	$190,908
Professional	939	(692)	16,266	14,825
Total Tax Preparation revenue	$39,421	$3,588	$202,990	$205,733

Wealth Management revenue recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
The timing of Wealth Management revenue recognition was as follows (in thousands):

	Three months ended September 30,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$82,612	$82,612	$—	$75,579	$75,579
Commission revenue	16,884	28,037	44,921	23,195	29,428	52,623
Asset-based revenue	—	4,351	4,351	—	13,618	13,618
Transaction and fee revenue	1,067	2,981	4,048	1,054	2,554	3,608
Total Wealth Management revenue	$17,951	$117,981	$135,932	$24,249	$121,179	$145,428
Blucora, Inc. | Q3 2020 Form 10-Q 16

	Nine months ended September 30,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$227,672	$227,672	$—	$176,746	$176,746
Commission revenue	55,068	80,269	135,337	59,348	78,503	137,851
Asset-based revenue	—	18,911	18,911	—	36,530	36,530
Transaction and fee revenue	4,063	10,822	14,885	2,624	9,040	11,664
Total Wealth Management revenue	$59,131	$337,674	$396,805	$61,972	$300,819	$362,791

Tax Preparation revenue recognition
We generate revenue from the sale of tax preparation digital services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
The timing of Tax Preparation revenue recognition was as follows (in thousands):

	Three months ended September 30,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$38,480	$2	$38,482	$3,268	$1,012	$4,280
Professional	641	298	939	(619)	(73)	(692)
Total Tax Preparation revenue	$39,121	$300	$39,421	$2,649	$939	$3,588

	Nine months ended September 30,
	2020			2019
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer	$186,721	$3	$186,724	$188,340	$2,568	$190,908
Professional	13,822	2,444	16,266	12,682	2,143	14,825
Total Tax Preparation revenue	$200,543	$2,447	$202,990	$201,022	$4,711	$205,733

Blucora, Inc. | Q3 2020 Form 10-Q 17

Note 5: Goodwill and Other Intangible Assets
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2019	$473,833	$188,542	$662,375
Purchase accounting adjustment	(666)	—	(666)
Acquired (1)	58,137	—	58,137
Impairment	(270,625)	—	(270,625)
Balance as of September 30, 2020	$260,679	$188,542	$449,221

Gross goodwill as of September 30, 2020	$531,304	$188,542	$719,846
Accumulated impairment as of September 30, 2020	$(270,625)	$—	$(270,625)
Goodwill, net of accumulated impairment, as of September 30, 2020	$260,679	$188,542	$449,221
_________________________
(1)Represents goodwill acquired in the HKFS Acquisition. For additional information, see "Note 3—Acquisitions."
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
While no goodwill impairment triggering events were identified during the three months ended September 30, 2020, the Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market, or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.

Blucora, Inc. | Q3 2020 Form 10-Q 18

Note 6: Debt
The Company’s debt consisted of the following as of the periods indicated in the table below (in thousands):

	September 30, 2020				December 31, 2019
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$563,609	$(4,452)	$(4,958)	$554,199	$399,687	$(1,366)	$(5,608)	$392,713
Less: Current portion of long-term debt, net				(1,782)				(11,228)
Long-term debt, net				$552,417				$381,485
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
Credit Agreement Amendment No. 4
On July 1, 2020, the Company entered into Amendment No. 4 to the Credit Agreement (“Credit Agreement Amendment No. 4”) in connection with the closing of the HKFS Acquisition. Pursuant to Credit Agreement Amendment No. 4, the Credit Agreement was amended to, among other things, (i) increase the Term Loan by an aggregate principal amount of $175.0 million and (ii) increase the applicable margin under the Term Loan to 4.00% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.00% for ABR Loans (as defined in the Credit Agreement). Approximately $104.4 million of the proceeds from the increase to the Term Loan were used to fund the purchase price of the HKFS Acquisition, as well as to pay related fees and expenses. We intend to use the remainder of the proceeds from the increase to the Term Loan for additional working capital. The increase in the Term Loan resulted in non-capitalizable debt issuance costs of $3.7 million that were recognized as expense in “Other loss, net” on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020.
The Company is required to make mandatory annual prepayments on the Term Loan in certain circumstances, including in the event that the Company generates Excess Cash Flow (as defined in the Credit Agreement) in a
Blucora, Inc. | Q3 2020 Form 10-Q 19

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
As of September 30, 2020, the Senior Secured Credit Facility provided for up to $740.0 million of borrowings and consisted of a committed $65.0 million under the Revolver and a $675.0 million Term Loan that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries (including certain subsidiaries acquired in the HKFS Acquisition and certain other material subsidiaries). As of September 30, 2020, we had $563.6 million in principal amount outstanding under the Term Loan and no amounts outstanding under the Revolver. Based on aggregate loan commitments as of September 30, 2020, approximately $65.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions.
Note 7: Leases
Our leases are primarily related to office space and are classified as operating leases. Operating lease expense, net of sublease income, is recognized in “General and administrative” expense (for net lease expense related to leases used in our operations) and “Acquisition and integration” expense (for net lease expense related to the unoccupied lease resulting from the 1st Global Acquisition) on the condensed consolidated statements of comprehensive income (loss). Lease expense, cash paid on operating lease liabilities, and lease liabilities obtained from new right-of-use assets for the three and nine months ended September 30, 2020 and 2019 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Fixed lease expense	$1,566	$1,373	$5,652	$3,628
Variable lease expense	191	298	778	940
Lease expense, before sublease income	1,757	1,671	6,430	4,568
Sublease income	(464)	(326)	(1,119)	(961)
Total lease expense, net of sublease income	$1,293	$1,345	$5,311	$3,607
Additional lease information:
Cash paid on operating lease liabilities	$1,037	$1,252	$3,509	$3,357
Lease liabilities obtained from new right-of-use assets	$1,352	$—	$21,766	$15,829
As of September 30, 2020, our weighted-average remaining operating lease term was approximately 11.3 years, and our weighted-average operating lease discount rate was 5.4%.
Operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2020	December 31, 2019
Lease liabilities—current	$1,552	$3,223
Lease liabilities—long-term	36,973	5,865
Total operating lease liabilities	$38,525	$9,088
Blucora, Inc. | Q3 2020 Form 10-Q 20

The maturities of the Company's operating lease liabilities as of September 30, 2020 were as follows (in thousands):

(in thousands)
Undiscounted cash flows:
Remainder of 2020	$309
2021	2,666
2022	5,056
2023	5,138
2024	5,077
Thereafter	$35,337
Total undiscounted cash flows	$53,583
Imputed interest	(15,058)
Present value of cash flows	$38,525

Lease liabilities obtained from new right-of-use assets were $1.4 million and $21.8 million for the three and nine months ended September 30, 2020. In 2019, we signed a new corporate headquarters lease, which commenced in January 2020 and, therefore, a right-of-use asset of $20.7 million and a lease liability of $20.4 million was reflected on the condensed consolidated financial statements beginning in January 2020. The new headquarters lease is classified as an operating lease, and the term of the lease extends to June 2033. Lease payments begin in August 2021 and will result in $45.2 million in undiscounted fixed lease payments, which are partially offset by a $9.7 million tenant improvement allowance. Under the new lease, we will also make variable payments for operating expenses and utilities.
As part of the HKFS Acquisition, we acquired various operating leases, for which we recognized a right-of-use asset of $1.5 million and a lease liability of $1.4 million as of the HKFS Acquisition date. The acquired leases primarily relate to office spaces and have remaining lease terms ranging from one year to four years.
In addition, in July 2020, we began subleasing a portion of our former office building (acquired in the 1st Global Acquisition) located in Dallas, TX. As the terms of the sublease were at rental rates below those of the original building lease, we tested the related asset group (which consisted of the right-of-use asset and leasehold improvements) for impairment by comparing the estimated fair value of the asset group to its carrying value. Estimated fair value was calculated using a discounted cash flow analysis that utilized Level 3 inputs, which included forecasted cash flows and a discount rate derived from market data. As the carrying value of the asset group exceeded its estimated fair value, we determined the asset group to be impaired. As a result, we recognized impairment expense of $4.1 million, which was included in “Acquisition and integration” expense on the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020.

Note 8: Balance Sheet Components
Prepaid expenses and other current assets, net, consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Prepaid expenses	$6,044	$7,982
Prepaid regulatory license fees	498	1,991
Prepaid insurance	339	1,492
Prepaid advertising	1,991	322
Other current assets	556	562
Total prepaid expenses and other current assets, net	$9,428	$12,349
Blucora, Inc. | Q3 2020 Form 10-Q 21

Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
Salaries and related expenses	$17,207	$15,053
HKFS Contingent Consideration liability (1)	11,370	—
Contingent liability from 1st Global Acquisition	11,328	11,052
Retained purchase price from 1st Global Acquisition	—	1,050
Accrued vendor and advertising costs	1,159	4,351
Other	1,751	4,638
Total accrued expenses and other current liabilities	$42,815	$36,144
__________________________
(1)Represents the short-term portion of the HKFS Contingent Consideration liability. The long-term portion of the HKFS Contingent Consideration liability was classified in “Other long-term liabilities” on the consolidated balance sheet.
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
Assets and liabilities measured on a recurring basis
The fair value hierarchy of our financial assets and liabilities carried at fair value and measured on a recurring basis was as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2020	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,290	$4,290	$—	$—
Total assets at fair value	$4,290	$4,290	$—	$—

HKFS Contingent Consideration	$26,600	$—	$—	$26,600
Total liabilities at fair value	$26,600	$—	$—	$26,600

		Fair value measurements at the reporting date using
	December 31, 2019	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,264	$4,264	$—	$—
Total assets at fair value	$4,264	$4,264	$—	$—

Cash equivalents are classified within Level 1 of the fair value hierarchy because we value cash equivalents utilizing quoted prices in active markets.
Blucora, Inc. | Q3 2020 Form 10-Q 22

On the HKFS Acquisition date, we recognized a liability related to the HKFS Contingent Consideration (see "Note 3—Acquisitions") of $27.6 million. The amount of the two potential earn-out payments under the HKFS Contingent Consideration arrangement is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022.
The estimated fair value of HKFS Contingent Consideration was determined using a Monte Carlo simulation model in a risk neutral framework with the underlying simulated variable of advisory asset levels and the related achievement of certain advisory asset growth levels. The Monte Carlo simulation model utilized Level 3 inputs, which included forecasted advisory asset levels at July 1, 2021 and July 1, 2022, a credit-adjusted discount rate of 11.5%, volatility of 33.5%, and a credit spread of 4.7%. Significant increases to the discount rate, volatility, or credit spread inputs would have resulted in a significantly lower fair value measurement, with a similar inverse relationship existing for significant decreases to these inputs. A significant increase to the forecasted advisory assets levels would have resulted in a significantly higher fair value measurement, with a directionally-similar change resulting from a significantly lower fair value measurement.
A reconciliation of the HKFS Contingent Consideration liability was as follows (in thousands):

HKFS Contingent Consideration Liability
Balance as of December 31, 2019	$—
Recognized at HKFS Acquisition	27,600
Valuation change included in net income (1)	(1,000)
Balance as of September 30, 2020	$26,600
_________________________
(1)Recognized in “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2020.
Fair value of financial instruments
We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of September 30, 2020, the Term Loan’s principal amount was $563.6 million, and the fair value of the Term Loan’s principal amount was $552.3 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation. As of December 31, 2019, the Term Loan’s principal amount approximated its fair value as the Term Loan is a variable rate instrument, and its applicable margin at that date approximated market conditions.
As of December 31, 2019, the Revolver’s principal amount outstanding approximated its fair value as the Revolver is a variable rate instrument and its applicable margin approximated market conditions. As of September 30, 2020, we had no amounts outstanding under the Revolver.

Note 10: Commitments and Contingencies
From time to time, we are subject to various legal proceedings, regulatory matters or fines, or claims that arise in the ordinary course of business. We accrue a liability when management believes both that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated.
Aside from the contingent liability related to the 1st Global Acquisition and the contingent consideration liability related to the HKFS Acquisition (see “Note 3—Acquisitions”), we are not currently party to any such matters for which we have incurred a material liability on our consolidated balance sheets.

Blucora, Inc. | Q3 2020 Form 10-Q 23

Note 11: Other Loss, Net
“Other loss, net” on the condensed consolidated statements of comprehensive income (loss) consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Interest expense	$7,254	$5,469	$17,410	$14,015
Amortization of debt issuance costs	362	301	1,006	848
Accretion of debt discounts	276	66	414	189
Total interest expense	7,892	5,836	18,830	15,052
Interest income	(2)	(52)	(27)	(341)
Gain on sale of a business	(349)	(3,256)	(349)	(3,256)
Non-capitalized debt issuance expenses	3,687	—	3,687	—
Other	735	78	1,245	227
Other loss, net	$11,963	$2,606	$23,386	$11,682

Note 12: Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Income tax benefit (expense)	$(15,256)	$12,331	$(23,237)	$16,470
The Company recorded income tax expense of $15.3 million and $23.2 million for the three and nine months ended September 30, 2020, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits in the current year, an adjustment to the valuation allowance against the deferred tax assets for net operating losses expected to expire in future years of $23.5 million, and non-deductible officer compensation expense. The goodwill impairment charge of $270.6 million did not have an impact on the estimated annual effective income tax rate.
In addition, the Company has elected to treat the HKFS Acquisition as an asset acquisition under the Internal Revenue Code, and therefore, the Company will have a tax basis in all assets acquired equal to the purchase price. As a result, there are no basis differences in assets or liabilities on the opening balance sheet.
The Company recorded income tax benefits of $12.3 million and $16.5 million for the three and nine months ended September 30, 2019, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2019 differed from the 21% statutory rate primarily due to the release of valuation allowances, offset by the effect of state income taxes, non-deductible compensation, and acquisition costs. For the three months ended September 30, 2019, our discrete benefit of $10.6 million primarily related to the HD Vest trade name impairment and impacts associated with the 1st Global Acquisition.

Note 13: Net Income Per Share
“Basic net income (loss) per share” is calculated using the weighted average number of common shares outstanding during the period. “Diluted net income (loss) per share” is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of unvested RSUs. Dilutive potential common shares are excluded from the calculation of diluted net income (loss) per share if their effect is antidilutive.
Blucora, Inc. | Q3 2020 Form 10-Q 24

The calculation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Numerator:
Net income (loss) attributable to Blucora, Inc.	$(26,206)	$(62,386)	$(292,055)	$30,820
Denominator:
Weighted average common shares outstanding—basic	48,039	48,652	47,936	48,456
Dilutive potential common shares (1)	—	—	—	1,140
Weighted average common shares outstanding—diluted	48,039	48,652	47,936	49,596
Net income (loss) per share attributable to Blucora, Inc.:
Basic	$(0.55)	$(1.28)	$(6.09)	$0.64
Diluted	$(0.55)	$(1.28)	$(6.09)	$0.62
Shares excluded (1)	3,165	3,084	2,869	1,217
_________________________
(1)Potential common shares were excluded from the calculation of diluted net income (loss) per share for these periods because their effect would have been anti-dilutive. For the three and nine months ended September 30, 2020 and the three months ended September 30, 2019, all potential common shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss recognized for the periods.
Blucora, Inc. | Q3 2020 Form 10-Q 25

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
Our Business
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) is a leading provider of technology-enabled, tax-smart financial solutions to consumers, small business owners, tax professionals, financial professionals, and certified public accounting firms. Blucora empowers people to improve their financial wellness through its two primary businesses: (1) the Wealth Management business and (2) the Tax Preparation business. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management (“Avantax”) and HKFS (defined below) (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax provides tax-focused wealth management solutions for financial professionals, tax preparers, certified public accounting firms, and their clients. Avantax offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the largest U.S. tax-focused independent broker-dealer. Avantax works with a nationwide network of financial professionals that operate as independent contractors. Avantax provides these financial professionals with an integrated platform of technical, practice, and product support tools to assist in making each financial professional a comprehensive financial service center for his or her clients. Avantax formerly operated under the HD Vest and 1st Global brands prior to the rebranding of the Wealth Management business to Avantax Wealth Management in 2019.
On July 1, 2020, we acquired all of the issued and outstanding common stock of Honkamp Krueger Financial Services, Inc. (“HKFS,” and such acquisition, the “HKFS Acquisition”). HKFS operates as a captive, or employee-based, RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services. The operations of HKFS are included in our operating results as part of the Wealth Management segment from the date of the HKFS Acquisition. For additional information, see “Business Developments—HKFS Acquisition” below.
As of September 30, 2020, the Wealth Management business worked with a nationwide network of 3,975 financial professionals and supported $76.2 billion of total client assets, including $32.4 billion of advisory assets.
Tax Preparation
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com.
Business Developments
HKFS Acquisition
On July 1, 2020, we closed the HKFS Acquisition for an upfront cash purchase price of $104.4 million, which was paid with a portion of the proceeds from the $175.0 million increase in the Term Loan (as defined and discussed in “Liquidity and Capital Resources—Indebtedness”). The purchase price is subject to customary adjustment and two potential post-closing earn-out payments (the “HKFS Contingent Consideration”) by us, as well as a customary indemnity escrow.
The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended, the
Blucora, Inc. | Q3 2020 Form 10-Q 26

“Purchase Agreement”), the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million, provided that any unearned amounts during the first earn-out period may also be earned during the second earn-out period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
The complementary nature of the HKFS Acquisition is expected to expand our established leadership in tax-aware investing and enhance our ability to better service clients and enable better outcomes for our Wealth Management business through the following primary drivers:
•increasing our total addressable market by swiftly entering the large, adjacent captive RIA space;
•expanding our product offerings, enabling us to serve an expanded set of CPA firms and tax professionals, expanding the reach of our Tax-Smart Investing software, as well as enabling us to offer end-to-end retirement plan services for small business clients; and
•providing multiple avenues for enhancing future growth opportunities by improving asset retention, increasing prospect conversion, and offering turn-key retirement plan services to the full Avantax financial professional and client base, all on top of a highly scalable HKFS platform.

For additional information on the HKFS Acquisition, see “Item 1. Financial Statements—Note 3.”
Coronavirus pandemic
Beginning in March 2020, the coronavirus pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted both our Wealth Management and Tax Preparation businesses.
In our Wealth Management business, the economic and financial market disruption caused by the coronavirus pandemic negatively impacted the value of some of our clients’ assets during the first quarter of 2020, which caused a corresponding decline in the amount of revenue that we generated from these client assets. Further, we have experienced a decline in transaction-based commission revenue from lower trading volumes, as well as significantly reduced cash sweep revenue due to changes in prevailing interest rates. Positive financial market movement in the second and third quarters of 2020 increased advisory and brokerage asset balances, and we expect these higher client asset balances will benefit advisory fees and trailing commissions for the fourth quarter of 2020. Overall, revenues in our Wealth Management business will remain susceptible to being adversely affected in future periods in which pandemic-influenced economic and market factors remain present.
In our Tax Preparation segment, our revenue and operating income generation is highly seasonal, with a significant portion of our annual revenue typically earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue. As a result of the coronavirus pandemic, the Internal Revenue Service (“IRS”) extended the filing and payment deadline for federal tax returns to July 15, 2020. This extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that is typically earned in the first and second quarters of 2020 to the third quarter of 2020. In addition, sales and marketing expenses have been elevated in 2020 due to incremental investment in March to address weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season. As a result of these factors, our results of operations for our Tax Preparation segment were negatively impacted for the nine months ended September 30, 2020 compared to the corresponding periods in prior years.
For additional information on the effects of the coronavirus pandemic on our results of operations, see “Results of Operations” below. For more information on the risks related to the coronavirus pandemic, see Part II, Item 1A under the subheading, “Pandemics, including the recent coronavirus pandemic, could have a Material Adverse Effect.”
1st Global Acquisition
On May 6, 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company, for a cash purchase price of $180.0 million (the “1st Global Acquisition”). The 1st Global Acquisition was strategically important as it expanded our presence as the largest U.S. tax-focused independent broker-dealer while also providing the scale to compete more broadly in the wealth management market. The operations of 1st Global
Blucora, Inc. | Q3 2020 Form 10-Q 27

are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition. For additional information, see “Item 1. Financial Statements—Note 3.”

Blucora, Inc. | Q3 2020 Form 10-Q 28

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue:
Wealth Management	$135,932	$145,428	$(9,496)	(7)%	$396,805	$362,791	$34,014	9%
Tax Preparation	39,421	3,588	35,833	999%	202,990	205,733	(2,743)	(1)%
Total revenue	$175,353	$149,016	$26,337	18%	$599,795	$568,524	$31,271	6%
Operating income (loss):
Wealth Management	$17,498	$20,631	$(3,133)	(15)%	$51,827	$49,150	$2,677	5%
Tax Preparation	16,234	(12,075)	28,309	(234)%	60,646	108,565	(47,919)	(44)%
Corporate-level activity	(32,719)	(80,667)	47,948	(59)%	(357,905)	(131,683)	(226,222)	172%
Operating income (loss)	1,013	(72,111)	73,124	(101)%	(245,432)	26,032	(271,464)	(1043)%
Other loss, net	(11,963)	(2,606)	(9,357)	359%	(23,386)	(11,682)	(11,704)	100%
Income (loss) before income taxes	(10,950)	(74,717)	63,767	(85)%	(268,818)	14,350	(283,168)	(1973)%
Income tax benefit (expense)	(15,256)	12,331	(27,587)	(224)%	(23,237)	16,470	(39,707)	(241)%
Net income (loss) attributable to Blucora, Inc.	$(26,206)	$(62,386)	$36,180	(58)%	$(292,055)	$30,820	$(322,875)	(1048)%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, net loss decreased $36.2 million primarily due to the following factors:
•Wealth Management segment operating income decreased $3.1 million primarily due to a $9.5 million decrease in revenue, partially offset by a $6.4 million decrease in operating expenses. Wealth management results were negatively affected by lower cash sweep revenue and lower commission revenue, which was partially offset by an increase in advisory revenue primarily due to the HKFS Acquisition.
•Tax Preparation segment operating income increased $28.3 million primarily due to a $35.8 million increase in revenue, which was partially offset by a $7.5 million increase in operating expenses that primarily resulted from the extension of the federal tax return filing deadline to July 15, 2020.
•Corporate-level expenses decreased $47.9 million primarily due to a $50.9 million intangible asset impairment recognized in the third quarter of 2019, which was partially offset by a $3.5 million increase in acquisition and integration costs.
•The Company recorded income tax expense of $15.3 million for the three months ended September 30, 2020 compared to an income tax benefit of $12.3 million for the three months ended September 30, 2019.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, net income decreased $322.9 million primarily due to the following factors:
•Wealth Management segment operating income increased $2.7 million primarily due to an increase in advisory and commission revenue as a result of the 1st Global Acquisition and the HKFS Acquisition, partially offset by lower cash sweep revenue.
•Tax Preparation segment operating income decreased $47.9 million primarily due to a $45.2 million increase in operating expenses. The increase in operating expenses was primarily due to increased marketing spend as a result of incremental investment required in March due to weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season.
•Corporate-level expenses increased $226.2 million primarily due to goodwill impairment of $270.6 million and executive transition costs of $10.2 million recognized for the nine months ended September 30, 2020. The increase in corporate-level expenses was partially offset by a $50.9 million intangible asset impairment recognized for the nine months ended September 30, 2019.
•The Company recorded income tax expense of $23.2 million for the nine months ended September 30, 2020 compared to an income tax benefit of $16.5 million for the nine months ended September 30, 2019.
Blucora, Inc. | Q3 2020 Form 10-Q 29

SEGMENT REVENUE & OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and include certain reconciling items attributable to our segments. We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment. Segment information is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, or impairment of goodwill and an intangible asset to the reportable segments. Such amounts are reflected under the heading “Corporate-level activity.” In addition, we do not allocate other loss, net, or income taxes to the reportable segments.
Wealth Management

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue	$135,932	$145,428	$(9,496)	(7)%	$396,805	$362,791	$34,014	9%
Operating income	$17,498	$20,631	$(3,133)	(15)%	$51,827	$49,150	$2,677	5%
Segment margin	13%	14%			13%	14%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, Wealth Management operating income decreased $3.1 million due to a $9.5 million decrease in revenue, partially offset by a $6.4 million decrease in operating expenses.
•Wealth Management revenue decreased $9.5 million primarily due to an $8.2 million decrease in cash sweep revenue, a $7.7 million decrease in commission revenue, and a $1.4 million decrease in revenue generated from financial product manufacturer sponsorship programs. These decreases were partially offset by a $7.0 million increase in advisory revenue primarily due to an increase in advisory assets obtained in the HKFS Acquisition.
•Wealth Management operating expenses decreased $6.4 million primarily due to a $5.9 million decrease in cost of revenue as a result of decreased commissions paid to our financial professionals. In addition, decreased expenses across our support functions in our legacy business were largely offset by increased expenses due to the HKFS Acquisition.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, Wealth Management operating income increased $2.7 million due to a $34.0 million increase in revenue, partially offset by a $31.3 million increase in operating expenses.
•Wealth Management revenue increased $34.0 million primarily due to a $50.9 million increase in advisory revenue and a $3.2 million increase in client fees and financial professional fees as a result of the 1st Global Acquisition and the HKFS Acquisition. These increases were partially offset by a $14.6 million decrease in cash sweep revenue, a $2.9 million decrease in revenue generated from financial product manufacturer sponsorship programs, and a $2.5 million decrease in commission revenue.
•Wealth Management operating expenses increased $31.3 million primarily due to an increase in cost of revenue, mainly as a result of the 1st Global Acquisition and the HKFS Acquisition.

Blucora, Inc. | Q3 2020 Form 10-Q 30

Sources of revenue
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position, and operating performance.
A summary of our sources of revenue and business metrics is as follows:

			Three months ended		QTD	Nine months ended		YTD
(In thousands, except percentages)			September 30,		Change	September 30,		Change
	Sources of Revenue	Primary Drivers	2020	2019	$	2020	2019	$
Financial professional-driven (1)	Advisory	- Advisory asset levels	$82,612	$75,579	$7,033	$227,672	$176,746	$50,926
	Commission	- Transactions - Asset levels - Product mix	44,921	52,623	(7,702)	135,337	137,851	(2,514)
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	4,351	13,618	(9,267)	18,911	36,530	(17,619)
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	4,048	3,608	440	14,885	11,664	3,221
	Total revenue		$135,932	$145,428	$(9,496)	$396,805	$362,791	$34,014
	Total recurring revenue		$117,822	$121,304	$(3,482)	$337,081	$301,102	$35,979
	Recurring revenue rate		86.7%	83.4%		84.9%	83.0%
_________________________
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

Blucora, Inc. | Q3 2020 Form 10-Q 31

Business metrics

(In thousands, except percentages and as otherwise indicated)	September 30,		Change
	2020	2019	Amount	%
Client assets balances:
Total client assets	$76,152,721	$67,682,510	$8,470,211	13%
Brokerage assets	$43,733,735	$41,358,346	$2,375,389	6%
Advisory assets	$32,418,986	$26,324,164	$6,094,822	23%
Advisory assets as a percentage of total client assets	42.6%	38.9%

Number of financial professionals (in ones) (1):
Independent financial professionals (2)	3,956	4,119	(163)	(4)%
In-house financial professionals (3)	19	—	19	N/A
Total number of financial professionals	3,975	4,119	(144)	(3)%

Advisory and commission revenue per financial professional (1) (4)	$32.1	$31.1	$1.0	3%
____________________________
(1)Our “financial professionals” were formerly referred to as “advisors.”
(2)The number of independent financial professionals includes licensed financial professionals that work with Avantax and operate as independent contractors, as well as licensed referring representatives at CPA firms that partner with HKFS.
(3)The number of in-house financial professionals includes licensed financial planning consultants, all of which are employees of HKFS.
(4)Calculation based on advisory and commission revenue for the three months ended September 30, 2020 and 2019, respectively.
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
Brokerage assets represent total client assets other than advisory assets.
Total client assets increased $8.5 billion at September 30, 2020 compared to September 30, 2019 primarily due to $4.5 billion in client assets acquired in the HKFS Acquisition, as well as favorable market change and client reinvestment levels, partially offset by net client outflows.
At this time, we cannot predict with certainty the extent of the impact of the coronavirus pandemic and future financial market fluctuations on our client assets. However, the continued volatility in the U.S. and global economy and uncertainty in financial markets due to the pandemic may cause declines in the amount of our total client assets. For more information on the risks associated with our Wealth Management business, see Part II, Item 1A under the subheading, “Pandemics, including the recent coronavirus pandemic, could have a Material Adverse Effect.”
Financial professionals. The Wealth Management business works with a nationwide network of 3,975 financial professionals as of September 30, 2020. Avantax offers its tax-focused wealth management solutions through its network of financial professionals that operate as independent contractors. HKFS operates as a captive, or employee-based, RIA and wealth management business and utilizes a team of in-house financial professionals who partner with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services.
The number of our financial professionals decreased by 3% at September 30, 2020 compared to September 30, 2019, with the decrease primarily due to expected attrition following the integration of HD Vest and 1st Global, as well as the impact of financial professionals leaving the wealth management industry. This decrease
Blucora, Inc. | Q3 2020 Form 10-Q 32

was partially offset by the addition of financial professionals as a result of the HKFS Acquisition, which included the addition of 19 in-house financial professionals and 131 licensed referring representatives at CPA firms that partner with HKFS.
Advisory revenue. Advisory revenue primarily includes fees charged to clients in advisory accounts in which we are the RIA. Advisory fees are typically billed to clients quarterly based on the value of client assets in advisory accounts on the billing date, and these quarterly fees are recognized as revenue ratably over the quarter in which they are earned.
Advisory asset balances were as follows:

(In thousands, except percentages and as otherwise indicated)	September 30,		Change
	2020	2019	Amount	%
Advisory assets—independent financial professionals (1)	$27,852,099	$26,324,164	$1,527,935	6%
Advisory assets—in-house financial professionals (2) (4)	$3,422,173	$—	$3,422,173	N/A
Retirement advisory assets—in-house financial professionals (3) (4)	$1,144,714	$—	$1,144,714	N/A
Total advisory assets	$32,418,986	$26,324,164	$6,094,822	23%
_________________________
(1)Represents individual client and retirement advisory assets for which Avantax serves as the RIA.
(2)Represents individual client advisory assets for which HKFS serves as the RIA.
(3)Represents advisory assets for which HKFS provides retirement plan services and serves as the RIA.
(4)The advisory assets associated with our in-house professionals were acquired in connection with the HKFS Acquisition.

The activity within our advisory assets was as follows:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Balance, beginning of the period	$26,555,388	$26,266,034	$27,629,164	$12,555,405
Net increase in new advisory assets	125,406	224,996	231,382	802,368
Inflows from acquisitions (1)	4,178,729	—	4,178,729	11,397,301
Market impact and other	1,559,463	(166,866)	379,711	1,569,090
Balance, end of the period	$32,418,986	$26,324,164	$32,418,986	$26,324,164
Advisory revenue	$82,612	$75,579	$227,672	$176,746
Average advisory fee rate	27 bps	29 bps	83 bps	89 bps
_________________________
(1)Inflows from acquisitions for the three and nine months ended September 30, 2020 related to the HKFS Acquisition. Inflows from acquisitions for the nine months ended September 30, 2019 related to the 1st Global Acquisition.

For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, advisory revenue increased $7.0 million primarily due to advisory assets acquired in the HKFS Acquisition, partially offset by a decrease in the average advisory fee rate, which was mainly due to the lower advisory fee structure of HKFS.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, advisory revenue increased $50.9 million primarily due to advisory assets acquired in the 1st Global Acquisition and HKFS Acquisition. Partially offsetting this increase in advisory revenue for the nine months ended September 30, 2020, advisory revenue was negatively affected by suppressed advisory asset levels that resulted from the financial market disruption and the coronavirus pandemic. Advisory asset levels subsequently recovered but remain susceptible to future financial market disruptions. In addition, the average advisory fee rate decreased due to the lower advisory fee structures of 1st Global and HKFS.

Blucora, Inc. | Q3 2020 Form 10-Q 33

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
Our commission revenue, by product category and by type of commission revenue, was as follows:

(in thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
By product category:
Mutual funds	$21,674	$24,026	$(2,352)	(10)%	$66,886	$66,704	$182	—%
Variable annuities	16,168	17,973	(1,805)	(10)%	44,522	44,476	46	—%
Insurance	4,145	5,344	(1,199)	(22)%	12,209	13,373	(1,164)	(9)%
General securities	2,934	5,280	(2,346)	(44)%	11,720	13,298	(1,578)	(12)%
Total commission revenue	$44,921	$52,623	$(7,702)	(15)%	$135,337	$137,851	$(2,514)	(2)%

By type of commission:
Transaction-based	$16,884	$23,195	$(6,311)	(27)%	$55,068	$59,348	$(4,280)	(7)%
Trailing	28,037	29,428	(1,391)	(5)%	80,269	78,503	1,766	2%
Total commission revenue	$44,921	$52,623	$(7,702)	(15)%	$135,337	$137,851	$(2,514)	(2)%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, transaction-based commission revenue decreased $6.3 million primarily due to decreased trade volumes and low alternative investment product sales (which were negatively affected by suppressed interest rates and commercial real estate market activity). In addition, trailing commission revenue decreased $1.4 million primarily due to suppressed client asset levels. The decreases in transaction-based and trailing commission revenue were largely driven by the macroeconomic effects of the coronavirus pandemic and related financial market disruption.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, transaction-based commission revenue decreased $4.3 million primarily due to decreased trade volumes and low alternative investment product sales, which resulted from the coronavirus pandemic and related financial market disruption. Partially offsetting this decrease, trailing commission revenue increased $1.8 million primarily due to incremental trailing commission revenue from 1st Global.
Trailing commission revenue and transaction-based commission revenue remain susceptible to being adversely affected in future periods in which pandemic-influenced economic and market factors remain present.
Asset-based revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs and other asset-based revenues.
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, asset-based revenue decreased $9.3 million primarily due to an $8.2 million decrease in cash sweep revenue as a result of lower interest rates. In addition, revenue generated from financial product manufacturer sponsorship programs decreased by $1.4 million.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, asset-based revenue decreased $17.6 million primarily due to a $14.6 million decrease in cash sweep revenue as a result of lower interest rates. In addition, revenue generated from financial product manufacturer sponsorship programs decreased by $2.9 million.
Blucora, Inc. | Q3 2020 Form 10-Q 34

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
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, transaction and fee revenue increased $0.4 million primarily due to incremental transaction and fee revenue as a result of the HKFS Acquisition. For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, transaction and fee revenue increased $3.2 million primarily due to an increase in client fees and financial professional fees as a result of the 1st Global Acquisition, in addition to incremental transaction and fee revenue as a result of the HKFS Acquisition.
Tax Preparation

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Revenue	$39,421	$3,588	$35,833	999%	$202,990	$205,733	$(2,743)	(1)%
Operating income (loss)	$16,234	$(12,075)	$28,309	(234)%	$60,646	$108,565	$(47,919)	(44)%
Segment margin	41%	(337)%			30%	53%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, Tax Preparation operating income increased $28.3 million due to the following factors:
•Tax Preparation revenue increased $35.8 million primarily due to a $34.2 million increase in consumer revenue driven by the extension of the filing date for federal tax returns to July 15, 2020. This filing extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020. We expect Tax Preparation revenue to return to its typical seasonal pattern in future quarters.
•Tax Preparation operating expenses increased $7.5 million primarily due to increased marketing spend that resulted from the extension of the tax season.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, Tax Preparation operating income decreased $47.9 million due to the following factors:
•Tax Preparation revenue decreased $2.7 million primarily due to a $4.2 million decrease in consumer revenue, partially offset by a $1.4 million increase in professional revenue.
•Tax Preparation operating expenses increased $45.2 million primarily due to increased marketing spend as a result of incremental investment in March to address weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season.
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
Blucora, Inc. | Q3 2020 Form 10-Q 35

Revenue by category was as follows:

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Consumer	$38,482	$4,280	$34,202	799%	$186,724	$190,908	$(4,184)	(2)%
Professional	939	(692)	1,631	(236)%	16,266	14,825	1,441	10%
Total revenue	$39,421	$3,588	$35,833	999%	$202,990	$205,733	$(2,743)	(1)%
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
Total, consumer, and professional tax preparation metrics were as follows:

(In thousands, except percentages and as otherwise indicated)	Nine months ended September 30,				Year-to-date period ended July 16,
			Change				Change
	2020	2019	Units	%	2020 (1)	2019 (1)	Units	%
Total e-files (2)	5,234	5,165	69	1%	5,149	5,108	41	1%
Consumer:
Consumer e-files (2)	3,145	3,203	(58)	(2)%	3,113	3,184	(71)	(2)%
Professional:
Professional e-files	2,089	1,962	127	6%	2,036	1,924	112	6%
Units sold (in ones)	20,288	20,679	(391)	(2)%	20,207	20,596	(389)	(2)%
Professional e-files per unit sold (in ones)	102.9	94.9	8.0	8%	100.8	93.4	7.4	8%
_________________________
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
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, total e-files increased primarily due to a 6% increase in professional e-files, partially offset by a 2% decrease in consumer e-files.
For the year-to-date period ended July 16, 2020 compared to the year-to-date period ended July 16, 2019, total e-files increased primarily due to a 6% increase in professional e-files, partially offset by a 2% decrease in consumer e-files.
Blucora, Inc. | Q3 2020 Form 10-Q 36

Corporate-Level Activity
Certain corporate-level activity, including certain general and administrative costs (such as personnel and overhead costs), stock-based compensation, acquisition and integration costs, executive transition costs, headquarters relocation costs, depreciation, amortization of acquired intangible assets, and impairment of goodwill and an intangible asset, is not allocated to our segments.
Corporate level activity by category was as follows:

	Three months ended		QTD		Nine months ended		YTD
(In thousands)	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and administrative expenses	$6,745	$6,476	$269	4%	$19,571	$19,802	$(231)	(1)%
Stock-based compensation	4,517	4,639	(122)	(3)%	7,220	11,164	(3,944)	(35)%
Acquisition and integration costs	10,276	6,759	3,517	52%	18,782	17,739	1,043	6%
Executive transition costs	405	—	405	N/A	10,225	—	10,225	N/A
Headquarters relocation costs	410	—	410	N/A	1,863	—	1,863	N/A
Depreciation	2,620	1,811	809	45%	7,452	4,783	2,669	56%
Amortization of acquired intangible assets	7,746	10,082	(2,336)	(23)%	22,167	27,295	(5,128)	(19)%
Impairment of goodwill and an intangible asset	—	50,900	(50,900)	(100)%	270,625	50,900	219,725	432%
Total corporate-level activity	$32,719	$80,667	$(47,948)	(59)%	$357,905	$131,683	$226,222	172%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, corporate level expenses decreased $47.9 million primarily due to the following factors:
•For the three months ended September 30, 2019, we recognized an impairment charge of $50.9 million related to the HD Vest trade name intangible asset following the rebranding of the Wealth Management business.
•Amortization of acquired intangible assets decreased $2.3 million primarily due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020, partially offset by an increase in amortization due to intangibles acquired in the HKFS Acquisition.
Partially offsetting this decrease in corporate level expenses, acquisition and integration costs increased $3.5 million primarily due to $4.4 million in acquisition and integration costs related to the HKFS Acquisition.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, corporate level expenses increased $226.2 million primarily due to the following factors:
•For the nine months ended September 30, 2020, we recognized a goodwill impairment charge of $270.6 million related to our Wealth Management reporting unit. For additional information, see “Item 1. Financial Statements—Note 5.” For the nine months ended September 30, 2019, we recognized an impairment charge of $50.9 million related to the HD Vest trade name intangible asset.
•Executive transition costs of $10.2 million were recognized for the nine months ended September 30, 2020 due to the departure of certain Company executives.
•Acquisition and integration costs increased $1.0 million primarily due to $8.2 million in acquisition and integration costs related to the HKFS Acquisition. This increase was mostly offset by a $7.2 million decrease in acquisition and integration expenses related to the 1st Global Acquisition.
Partially offsetting this increase in corporate level expenses:
•Amortization of acquired intangible assets decreased $5.1 million due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020, partially offset by an increase in amortization due to intangibles acquired in the 1st Global Acquisition and the HKFS Acquisition.
•Stock-based compensation decreased $3.9 million due to stock award forfeitures resulting from executive departures in the first quarter of 2020.
Blucora, Inc. | Q3 2020 Form 10-Q 37

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Wealth Management services cost of revenue	$96,122	$102,030	$(5,908)	(6)%	$282,332	$250,881	$31,451	13%
Tax Preparation services cost of revenue	2,692	1,633	1,059	65%	9,759	8,983	776	9%
Total cost of revenue	$98,814	$103,663	$(4,849)	(5)%	$292,091	$259,864	$32,227	12%
Percentage of revenue	56%	70%			49%	46%
Cost of revenue consists of costs related to our Wealth Management and Tax Preparation businesses, which include commissions and advisory fees paid to independent financial professionals, payments made to CPA firms under fee sharing arrangements, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation (including depreciation related to TaxAct software development costs).
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, cost of revenue decreased $4.8 million primarily due to a decrease in commissions paid to our independent financial professionals. The reduced commissions paid to our independent financial professionals and recognized as cost of revenue are a function of lower transactions and suppressed client asset balances and represent a portion of the commissions and advisory fees we recognize as revenue. Partially offsetting this decrease was $1.9 million in incremental cost of revenue resulting from the HKFS Acquisition. Cost of revenue recognized for HKFS primarily relate to payments to CPA firms under fee sharing arrangements and does not include compensation paid to HKFS in-house financial professionals. As HKFS in-house financial professionals are employees of HKFS, their compensation is reflected in “Sales and marketing” expense.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, cost of revenue increased $32.2 million primarily due to the commissions paid to financial professionals added as a result of the 1st Global Acquisition.
In future periods, we expect increased Tax Preparation cost of revenue due to increased depreciation related to additional capitalized software costs for TaxAct.
Engineering and Technology

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Engineering and technology	$6,007	$8,635	$(2,628)	(30)%	$21,899	$22,323	$(424)	(2)%
Percentage of revenue	3%	6%			4%	4%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses, the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees. Engineering and technology expenses do not include the costs of computer hardware and software that are capitalized, depreciated over their useful lives, and recognized on the condensed consolidated statements of comprehensive income (loss) as either “cost of revenue” or “depreciation.” For more information, see the “Cost of Revenue” and “Depreciation and Amortization of Acquired Intangible Assets” sections contained within this discussion of “Operating Expenses.”
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, engineering and technology expenses decreased $2.6 million primarily due to decreased consulting fees in our Tax Preparation business and decreased personnel expenses in our Wealth Management business.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, engineering and technology expenses decreased $0.4 million due to reduced expenses in our Wealth Management business, which were largely offset by increased headcount and consulting fees in our Tax Preparation business.
Blucora, Inc. | Q3 2020 Form 10-Q 38

Sales and Marketing

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Sales and marketing	$31,018	$19,976	$11,042	55%	$150,785	$104,804	$45,981	44%
Percentage of revenue	18%	13%			25%	18%
Sales and marketing expenses primarily consist of marketing expenses associated with our Tax Preparation business (including expenses related to marketing agencies and media companies) and our Wealth Management business, personnel expenses, compensation paid to HKFS in-house financial professionals, the cost of temporary help and contractors, and back office processing support expenses for our Wealth Management business.
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, sales and marketing expenses increased $11.0 million. For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, sales and marketing expenses increased $46.0 million. These increases were primarily due to increased advertising costs in our Tax Preparation business during the extended tax season, as well as incremental sales and marketing costs resulting from the inclusion of 1st Global and HKFS.
General and Administrative

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
General and administrative	$18,605	$19,642	$(1,037)	(5)%	63,533	55,721	$7,812	14%
Percentage of revenue	11%	13%			11%	10%
General and administrative (“G&A”) expenses primarily consist of expenses associated with personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, G&A expenses decreased $1.0 million primarily due to decreased personnel costs, partially offset by $0.4 million of headquarters relocation costs, which related to the process of moving from our Dallas and Irving offices to our new headquarters.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, G&A expenses increased $7.8 million primarily due to $10.2 million of executive transition costs and $1.9 million of headquarters relocation costs that were recognized for the nine months ended September 30, 2020, partially offset by reduced stock-based compensation expense due to stock award forfeitures resulting from executive departures in 2020. The executive transition costs related to the departure of certain Company executives in the first quarter of 2020.
Acquisition and Integration

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Employee-related expenses	$264	$1,504	$(1,240)	(82)%	$1,326	$4,334	$(3,008)	(69)%
Professional services	4,905	4,207	698	17%	11,447	11,765	(318)	(3)%
Change in fair value of HKFS Contingent Consideration	(1,000)	—	(1,000)	N/A	(1,000)	—	(1,000)	N/A
Other expenses	6,107	1,048	5,059	483%	7,009	1,640	5,369	327%
Total	$10,276	$6,759	$3,517	52%	$18,782	$17,739	$1,043	6%
Percentage of revenue	6%	5%			3%	3%
Acquisition and integration expenses primarily relate to the 1st Global Acquisition and the HKFS Acquisition and consist of employee-related expenses, professional services fees, and other expenses.
Blucora, Inc. | Q3 2020 Form 10-Q 39

For the three months ended September 30, 2020, acquisition and integration expenses included $5.9 million related to the 1st Global Acquisition and $4.4 million related to the HKFS Acquisition. Acquisition and integration expenses for the 1st Global Acquisition for the third quarter of 2020 included a $4.1 million impairment expense related to our former headquarters building lease (acquired in the 1st Global Acquisition). Acquisition and integration expenses for the HKFS Acquisition for the third quarter of 2020 included $4.7 million of transaction expenses and $0.8 million of integration expenses, partially offset by a $1.0 million gain related to the fair value change of the HKFS Contingent Consideration liability. For the three months ended September 30, 2019, acquisition and integration expenses resulted from the 1st Global Acquisition.
For the nine months ended September 30, 2020, acquisition and integration expenses included $10.6 million related to the 1st Global Acquisition and $8.2 million related to the HKFS Acquisition. For the nine months ended September 30, 2019, acquisition and integration expenses resulted from the 1st Global Acquisition.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Depreciation	$1,874	$1,470	$404	27%	$5,345	$3,846	$1,499	39%
Amortization of acquired intangible assets	7,746	10,082	(2,336)	(23)%	22,167	27,295	(5,128)	(19)%
Total	$9,620	$11,552	$(1,932)	(17)%	$27,512	$31,141	$(3,629)	(12)%
Percentage of revenue	5%	8%			5%	5%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of client, financial professional, and sponsor relationships, which are amortized over their estimated lives.
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, depreciation and amortization expense decreased $1.9 million primarily due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020, partially offset by an increase in amortization due to intangibles acquired in the HKFS Acquisition and additional depreciation from property and equipment put into service at our new headquarters in July 2020.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, depreciation and amortization expense decreased $3.6 million primarily due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020. This decrease was partially offset by an increase in amortization due to intangibles acquired in the 1st Global Acquisition and the HKFS Acquisition, an increase in depreciation resulting from additional depreciable assets obtained in the 1st Global Acquisition and the HKFS Acquisition, and additional depreciation from property and equipment put into service at our new headquarters in July 2020.
Impairment of Goodwill and an Intangible Asset

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Impairment	$—	$50,900	$(50,900)	(100)%	270,625	50,900	$219,725	432%
Percentage of revenue	—%	34%			45%	9%
For the nine months ended September 30, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit. For additional information, see “Item 1. Financial Statements—Note 5.” For the three and nine months ended September 30, 2019, we recognized impairment of $50.9 million related to the HD Vest trade name intangible asset following the rebranding of the Wealth Management business.
Blucora, Inc. | Q3 2020 Form 10-Q 40

OTHER LOSS, NET

	Three months ended		QTD		Nine months ended		YTD
(In thousands)	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Interest expense	$7,254	$5,469	$1,785	33%	$17,410	$14,015	$3,395	24%
Amortization of debt issuance costs	362	301	61	20%	1,006	848	158	19%
Accretion of debt discounts	276	66	210	318%	414	189	225	119%
Total interest expense	7,892	5,836	2,056	35%	18,830	15,052	3,778	25%
Interest income	(2)	(52)	50	(96)%	(27)	(341)	314	(92)%
Gain on sale of a business	(349)	(3,256)	2,907	(89)%	(349)	(3,256)	2,907	(89)%
Non-capitalized debt issuance expenses	3,687	—	3,687	N/A	3,687	—	3,687	N/A
Other	735	78	657	842%	1,245	227	1,018	448%
Other loss, net	$11,963	$2,606	$9,357	359%	$23,386	$11,682	$11,704	100%
For the three months ended September 30, 2020 compared to the three months ended September 30, 2019, other loss, net, increased $9.4 million primarily due to the following factors:
•Total interest expense increased $2.1 million due to higher outstanding debt balances as a result of the $175.0 million increase in the Term Loan under the Senior Secured Credit Facility (as defined below) in the third quarter of 2020. In addition, the increase in the Term Loan resulted in the recognition of $3.7 million of non-capitalized debt issuance expenses.
•For the three months ended September 30, 2019, we recognized a $3.3 million gain on the sale of SimpleTax, which was a provider of digital tax preparation services in Canada. For the three months ended September 30, 2020, we recognized an additional $0.3 million gain on sale due to a net working capital true-up related to the sale of SimpleTax.
For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, other loss, net, increased $11.7 million primarily due to the following factors:
•Total interest expense increased $3.8 million due to higher outstanding debt balances as a result of the $175.0 million increase in the Term Loan in the third quarter of 2020, the $125.0 million increase in the Term Loan in the second quarter of 2019, and incremental borrowings under the Revolver (as defined below) during the nine months ended September 30, 2020. In addition, the increase in the Term Loan in the third quarter of 2020 resulted in the recognition of $3.7 million of non-capitalized debt issuance expenses.
•For the nine months ended September 30, 2019, we recognized a $3.3 million gain on the sale of SimpleTax.
The Senior Secured Credit Facility, including the Term Loan and the Revolver thereunder, are described in more detail under “Liquidity and Capital Resources” below.
INCOME TAXES

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2020	2019	$	%	2020	2019	$	%
Income tax benefit (expense)	$(15,256)	$12,331	$(27,587)	(224)%	$(23,237)	$16,470	$(39,707)	(241)%
The Company recorded income tax expense of $15.3 million and $23.2 million for the three and nine months ended September 30, 2020, respectively. The Company's effective income tax rate for the three and nine months ended September 30, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits in the current year, an adjustment to the valuation allowance against the deferred tax assets for net operating losses expected to expire in future years of $23.5 million, and non-deductible officer compensation expense. The goodwill impairment charge of $270.6 million did not have an impact on the estimated annual effective income tax rate.
In addition, the Company has elected to treat the HKFS Acquisition as an asset acquisition under the Internal Revenue Code, and therefore, the Company will have a tax basis in all assets acquired equal to the purchase price. As a result, there are no basis differences in assets or liabilities on the opening balance sheet.
Blucora, Inc. | Q3 2020 Form 10-Q 41

The Company recorded income tax benefits of $12.3 million and $16.5 million for the three and nine months ended September 30, 2019, respectively. The Company’s effective income tax rate for the three and nine months ended September 30, 2019 differed from the 21% statutory rate primarily due to the release of valuation allowances, offset by the effect of state income taxes, non-deductible compensation, and acquisition costs. For the three months ended September 30, 2019, our discrete benefit of $10.6 million primarily related to the HD Vest trade name impairment and impacts associated with the 1st Global Acquisition.
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
•The deferral of the employer-paid portion of social security taxes will result in the deferral of $2.6 million of employer social security taxes for 2020.

Blucora, Inc. | Q3 2020 Form 10-Q 42

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, other loss, net, acquisition and integration costs, impairment of goodwill and an intangible asset, executive transition costs, headquarters relocation costs, and income tax (benefit) expense. Acquisition and integration costs primarily relate to the 1st Global Acquisition and the HKFS Acquisition. Impairment of goodwill relates to the impairment of our Wealth Management reporting unit goodwill that was recognized in the first quarter of 2020. Impairment of an intangible asset relates to the impairment of the HD Vest trade name intangible asset following the rebranding of the Wealth Management business in the third quarter of 2019. Executive transition costs relate to the departure of certain Company executives in the first quarter of 2020. Headquarters relocation costs relate to the process of moving from our Dallas and Irving offices to our new headquarters.
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
A reconciliation of our Adjusted EBITDA to net income (loss) attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Blucora, Inc.	$(26,206)	$(62,386)	$(292,055)	$30,820
Stock-based compensation	4,517	4,639	7,220	11,164
Depreciation and amortization of acquired intangible assets	10,366	11,893	29,619	32,078
Other loss, net	11,963	2,606	23,386	11,682
Acquisition and integration costs	10,276	6,759	18,782	17,739
Impairment of goodwill and an intangible asset	—	50,900	270,625	50,900
Executive transition costs	405	—	10,225	—
Headquarters relocation costs	410	—	1,863	—
Income tax (benefit) expense	15,256	(12,331)	23,237	(16,470)
Adjusted EBITDA	$26,987	$2,080	$92,902	$137,913
Non-GAAP net income (loss) and non-GAAP net income (loss) per share
We define non-GAAP net income (loss) as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, gain on the sale of a business, acquisition and integration costs, impairment of goodwill and an intangible asset, executive transition costs, headquarters relocation costs, non-capitalized debt issuance expense, the related cash tax impact of those adjustments, and non-cash income tax (benefit) expense. We exclude the non-cash portion of income tax expense because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2020 and 2024. Gain on the sale of a business relates to the disposition of SimpleTax in the third quarter of 2019 and the subsequent working capital adjustment in the third quarter of 2020. Non-capitalized debt issuance expense relates to the expense recognized as a result of the Term Loan increase in the third quarter of 2020. For more information on our Term Loan, see “Item 1. Financial Statements—Note 6.”

Blucora, Inc. | Q3 2020 Form 10-Q 43

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
A reconciliation of our non-GAAP net income (loss) and non-GAAP net income (loss) per share to net income (loss) attributable to Blucora, Inc. and net income (loss) per share attributable to Blucora, Inc., respectively, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Three months ended September 30,		Nine months ended September 30,
	2020	2019	2020	2019
Net income (loss) attributable to Blucora, Inc.	$(26,206)	$(62,386)	$(292,055)	$30,820
Stock-based compensation	4,517	4,639	7,220	11,164
Amortization of acquired intangible assets	7,746	10,082	22,167	27,295
Gain on the sale of a business	(349)	(3,256)	(349)	(3,256)
Acquisition and integration costs	10,276	6,759	18,782	17,739
Impairment of goodwill and an intangible asset	—	50,900	270,625	50,900
Executive transition costs	405	—	10,225	—
Headquarters relocation costs	410	—	1,863	—
Non-capitalized debt issuance expenses	3,687	—	3,687	—
Cash tax impact of adjustments to GAAP net income	(418)	(710)	(1,413)	(1,892)
Non-cash income tax (benefit) expense	14,987	(15,593)	22,327	(23,759)
Non-GAAP net income (loss)	$15,055	$(9,565)	$63,079	$109,011
Per diluted share:
Net income (loss) attributable to Blucora, Inc. (1)	$(0.54)	$(1.28)	$(6.06)	$0.62
Stock-based compensation	0.09	0.10	0.15	0.23
Amortization of acquired intangible assets	0.16	0.19	0.46	0.55
Gain on the sale of a business	(0.01)	(0.07)	(0.01)	(0.07)
Acquisition and integration costs	0.21	0.14	0.39	0.36
Impairment of goodwill and an intangible asset	—	1.05	5.62	1.03
Executive transition costs	0.01	—	0.21	—
Headquarters relocation costs	0.01	—	0.04	—
Non-capitalized debt issuance expenses	0.08	—	0.08	—
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.01)	(0.03)	(0.04)
Non-cash income tax (benefit) expense	0.31	(0.32)	0.46	(0.48)
Non-GAAP net income (loss) per share	$0.31	$(0.20)	$1.31	$2.20
Weighted average shares outstanding used in computing per diluted share amounts	48,203	48,652	48,184	49,596
_________________________
(1)As presented in the condensed consolidated statements of comprehensive income(loss), net loss per share attributable to Blucora, Inc. was $0.55 and $6.09 for the three and nine months ended September 30, 2020, respectively, and was calculated based on weighted average shares outstanding of 48,039,000 and 47,936,000, respectively, which excluded the effect of potentially dilutive shares due to the net loss earned for the period. For non-GAAP reconciliation purposes, net loss per share attributable to Blucora, Inc. of $0.54 and $6.06 for the three and nine months ended September 30, 2020, respectively, presented in the table above included the effects of potentially dilutive shares due to non-GAAP net income earned during the period.

Blucora, Inc. | Q3 2020 Form 10-Q 44

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2020, we had cash and cash equivalents of approximately $151.2 million. Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax’s operations. As of September 30, 2020, Avantax met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at September 30, 2020 had minimal default risk and short-term maturities.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, capital expenditures, business combinations that enhance our strategic position, and share repurchases under share repurchase programs. We plan to finance our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months largely through cash and cash equivalents. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and, from time to time, we may make a determination to draw on the Revolver or increase the principal amount of the Term Loan to meet our capital requirements.
Since our results of operations are sensitive to various factors, including, among others, the level of competition we face, regulatory and legal impacts, and political and economic conditions, such factors could adversely affect our liquidity and capital resources. In addition, due to the coronavirus pandemic, we have experienced and may continue to experience near- to mid-term volatility in our results of operations that could further increase our liquidity needs. Due to this volatility, we have taken several measures to ensure proper liquidity levels. We are maintaining flexibility in our cash flows by applying a heightened sense of focus in monitoring and managing our cash needs. In the first quarter of 2020, we accessed our Revolver for temporary liquidity needs and subsequently repaid such borrowings in full. In addition, we increased the principal outstanding under our Term Loan to fund the HKFS Acquisition and provide additional working capital flexibility. Overall, we believe these measures provide us with the capital flexibility to satisfy our obligations, fund our operations, and invest in our businesses.
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
On July 1, 2020, we increased our Term Loan by $175.0 million. Approximately $104.4 million of the proceeds from the increase to the Term Loan were used to fund the purchase price of the HKFS Acquisition, as well as to pay related fees and expenses. We have used a portion of the proceeds from the increase to the Term Loan for general corporate purposes. The remainder of the proceeds from the increase to the Term Loan are being used as additional working capital. The Company is required to make principal amortization payments on the Term Loan
Blucora, Inc. | Q3 2020 Form 10-Q 45

quarterly on the last business day of each March, June, September and December, beginning on September 30, 2020, in an amount equal to $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.
As of September 30, 2020, we had $563.6 million in principal amount outstanding under the Term Loan and no amounts outstanding under the Revolver. Based on aggregate loan commitments as of September 30, 2020, approximately $65.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions.

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
For the nine months ended September 30, 2020, we did not repurchase any shares of our common stock under the stock repurchase plan. As of September 30, 2020, there was still approximately $71.7 million in remaining capacity under the stock repurchase plan. In assessing our capital allocation priorities, we do not expect to make additional share repurchases in the near term.

Contractual Obligations and Commitments
The material changes in our contractual obligations and commitments include debt activity (as described in “Indebtedness” above) and incremental purchase commitments related to outsourced IT services for our TaxAct business. These incremental future commitments will result in $24.6 million of payments that span from the fourth quarter of 2020 to the third quarter of 2022, although we have the ability to terminate this contract at any time with prior written notice.
As part of HKFS Acquisition, the purchase price paid by us is subject to two potential post-closing earn-out payments. The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Purchase Agreement, the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million, provided that any unearned amounts during the first earn-out period may also be earned during the second earn-out period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
The estimated fair value (as calculated in accordance with GAAP) of the HKFS Contingent Consideration liability was $26.6 million as of September 30, 2020. While this amount was calculated in accordance with the fair value guidance contained in ASC 820, Fair Value Measurements, there are a number of assumptions and estimates factored into these fair values (including a risk-adjusted discount rate), and actual earn-out payments could differ from these estimated fair values.
Additional information on our contractual obligations and commitments can be found in our Form 10-K for the year ended December 31, 2019.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of September 30, 2020.
Blucora, Inc. | Q3 2020 Form 10-Q 46

Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Nine months ended September 30,
	2020	2019	Change ($)
Net cash provided by operating activities	$35,314	$96,247	$(60,933)
Net cash used by investing activities	(130,787)	(165,981)	35,194
Net cash provided by financing activities	160,392	83,080	77,312
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	38	(38)
Net increase in cash, cash equivalents, and restricted cash	$64,919	$13,384	$51,535
Net cash from operating activities
Net cash from operating activities consists of income (loss), offset by certain non-cash adjustments, and changes in operating assets and liabilities. Operating cash flows and changes in operating assets and liabilities were as follows:

(In thousands)	Nine months ended September 30,
	2020	2019	Change ($)
Net income (loss)	$(292,055)	$30,820	$(322,875)
Non-cash adjustments	341,466	72,205	269,261
Operating cash flows before changes in operating assets and liabilities	49,411	103,025	(53,614)
Changes in operating assets and liabilities	(14,097)	(6,778)	(7,319)
Net cash provided by operating activities	$35,314	$96,247	$(60,933)
Net cash provided by operating activities was $35.3 million for the nine months ended September 30, 2020 and included $49.4 million of operating cash flows before changes in operating assets and liabilities, partially offset by $14.1 million from changes in operating assets and liabilities. For the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019, operating cash flows before changes in operating assets and liabilities decreased $53.6 million primarily due to the following factors:
•Operating income from our Tax Preparation business decreased $47.9 million; and
•Executive transition costs of $10.2 million were recognized in the first quarter of 2020 due to the departure of certain Company executives.
The increase in the changes in operating assets and liabilities of $7.3 million was primarily due to working capital adjustments experienced in the nine months ended September 30, 2019 resulting from the 1st Global Acquisition.
Net cash from investing activities
Net cash used by investing activities consists of business acquisitions, net of cash acquired, purchases of property and equipment, and proceeds from the sale of a business. Investing cash flows were as follows:

(In thousands)	Nine months ended September 30,
	2020	2019	Change ($)
Business acquisition, net of cash acquired	$(102,425)	$(166,561)	$64,136
Purchases of property and equipment	(28,711)	(6,887)	(21,824)
Proceeds from sale of a business	$349	$7,467	(7,118)
Net cash used by investing activities	$(130,787)	$(165,981)	$35,194
Net cash used by investing activities was $130.8 million and $166.0 million for the nine months ended September 30, 2020 and 2019, respectively. The $35.2 million decrease in net cash used by investing activities was primarily due to cash outlays for the HKFS Acquisition in July 2020 as compared to the 1st Global Acquisition in May 2019. This decrease was partially offset by an increase in cash outlays for office equipment and leasehold improvements related to the new headquarters office building, as well as additional capitalized software costs.
Blucora, Inc. | Q3 2020 Form 10-Q 47

Net cash from financing activities
Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs. Financing cash flows were as follows:

(In thousands)	Nine months ended September 30,
	2020	2019	Change ($)
Proceeds from credit facilities	$226,278	$121,489	$104,789
Payments on credit facilities	(66,078)	—	(66,078)
Payment of redeemable noncontrolling interests	—	(24,945)	24,945
Stock repurchases	—	(11,968)	11,968
Proceeds from stock option exercises	25	3,811	(3,786)
Proceeds from issuance of stock through employee stock purchase plan	1,201	1,144	57
Tax payments from shares withheld for equity awards	(1,034)	(5,508)	4,474
Contingent consideration payments for business acquisition	—	(943)	943
Net cash provided by financing activities	$160,392	$83,080	$77,312
Net cash provided by financing activities for the nine months ended September 30, 2020 primarily consisted of $226.3 million of additional borrowings under the Senior Secured Credit Facility (which included the $175.0 million increase to our Term Loan in July 2020 used to fund the HKFS Acquisition), partially offset by $66.1 million of repayments on existing indebtedness.
Net cash provided by financing activities for the nine months ended September 30, 2019 primarily consisted of $121.5 million of borrowings under the Senior Secured Credit Facility that were used to fund the 1st Global Acquisition, as well as $5.0 million in combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were partially offset by $24.9 million to settle redeemable noncontrolling interest related to the acquisition of HD Vest in 2015, $12.0 million in stock repurchases, and $5.5 million in tax payments from shares withheld for equity awards.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and the disclosures included elsewhere in this Quarterly Report on Form 10-Q are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. In some cases, we could have reasonably used different accounting policies and estimates.
The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. The accounting policies that we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements involve wealth management revenue recognition, tax preparation revenue recognition, income taxes, business combinations, and intangible asset impairment. We continually update and assess the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in our financial statements. Since December 31, 2019, we have updated our critical accounting policies and estimates related to business combinations and impairment of goodwill. There have been no other changes in critical accounting policies as further described under “Critical Accounting Policies and Estimates” and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2019.
Blucora, Inc. | Q3 2020 Form 10-Q 48

Business combinations
We account for business combinations using the acquisition method.
Under the acquisition method, the purchase price of the HKFS Acquisition has been allocated to HKFS’s acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the HKFS Acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The most subjective areas of the acquisition accounting method included determining the fair value of the following:
•intangible assets, including the valuation methodology, estimates of future cash flows, discount rates, growth rates, as well as the estimated useful life of intangible assets;
•contingent consideration, including the valuation methodology, estimates of future advisory asset levels, discount rates, growth rates, and volatility levels; and
•goodwill, as measured as the excess of consideration transferred over the acquisition date fair value of the assets acquired, including the amount assigned to identifiable intangible assets, and the liabilities assumed.
Our assumptions and estimates are based upon comparable market data and information obtained from the management of HKFS.
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
Blucora, Inc. | Q3 2020 Form 10-Q 49

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
While no goodwill impairment triggering events were identified during the three months ended September 30, 2020, the Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market, or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.
Recent Accounting Pronouncements
See "Item 1. Financial Statements—Note 2" for additional information on recently adopted accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the instruments in which we are exposed to market risk during the nine months ended September 30, 2020. As of September 30, 2020, we had $563.6 million in principal amount of debt outstanding under the Term Loan of our Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see “Item 1. Financial Statements—Note 6.” A hypothetical 100 basis point increase in LIBOR on September 30, 2020 would result in a $20.8 million increase in our interest expense until the scheduled maturity date in 2024.
For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of September 30, 2020.
Changes in Internal Control over Financial Reporting
Our internal control environment has been impacted by work-from-home requirements for our employees. These requirements began in mid-March and have continued through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material impact on our internal control over financial reporting, and there were no changes to our internal control over financial reporting during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Item 1. Financial Statements—Note 10” for additional information on our legal proceedings.

Blucora, Inc. | Q3 2020 Form 10-Q 50

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
In late 2019, a novel strain of coronavirus was reported to have surfaced in Wuhan, China. Subsequently, the coronavirus spread to other countries, including the United States, and efforts to contain the spread of the coronavirus intensified in early 2020. The various precautionary measures taken by many governmental authorities around the world in order to limit the spread of the coronavirus as well as the societal response have had, and could continue to have, an adverse effect on the global markets and economy, including on the availability of and costs associated with employees, resources, and other aspects of the global economy. The development of the coronavirus pandemic could also cause significant disruptions to our business and operations and the operations of our financial professionals, increase costs and burdens associated with staffing and conducting our operations, increase our risk of being subject to contract performance claims, or increase the risk that our counterparties fail to perform under their respective contracts or commitments, if we or they are unable to deliver according to the terms of such contracts or commitments and do not have the ability to claim force majeure.
Our Wealth Management segment, which provides tax-focused wealth management solutions for financial professionals, tax preparers, certified public accounting firms, and their clients, primarily generates revenue through securities and insurance commissions, quarterly investment advisory fees based on advisory assets, product marketing service agreements, and other agreements and fees. The coronavirus pandemic has had a material negative impact on the U.S. and global economy as a whole and has caused substantial disruption in the U.S. and global securities and debt markets. This economic and market disruption negatively impacted the value of some of our clients’ assets during the first quarter of 2020, which caused a corresponding decline in the amount of revenue that we derived from these client assets. While positive financial market movement in the second and third quarters of 2020 increased advisory and brokerage asset balances, there can be no guarantee that there will not be additional economic and market disruption as a result of the coronavirus pandemic that could lead to additional decline in client assets. In addition, our client assets could also decline as a result of clients being forced to rely on their investments due to the macroeconomic effect of the coronavirus. A decline in client assets would lead to a corresponding decline in revenue from client assets. Further, as a result of this economic and market disruption, we have experienced and expect that we may continue to experience a decline in commission revenue from lower trading volumes, a reduction in advisory revenue, significantly reduced cash sweep revenue due to changes in prevailing interest rates, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. The coronavirus pandemic has also affected the business of our financial professionals in many ways. For example, our financial professionals have not been able to meet with clients face-to-face during the pandemic, and they have also had to assist clients through an extended tax season and in applying for loans under the U.S. Small Business Administration’s Paycheck Protection Program. In addition, they have been unable to attend conferences and share ideas with other financial professionals. This sustained change in business or the loss of financial professionals who are not able to continue their business during this difficult time could lead to lower revenue and could have a Material Adverse Effect.
Our Tax Preparation segment, which provides digital do-it-yourself tax preparation solutions for consumers, small business owners, and tax professionals, primarily generates revenue through digital tax preparation services. In March 2020, the IRS extended the deadline for specified U.S. federal income tax payments and federal income tax returns due April 15, 2020 to July 15, 2020 in response to the coronavirus pandemic. This filing extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020, as well as increased expenses. As a result, our results of
Blucora, Inc. | Q3 2020 Form 10-Q 51

operations for our Tax Preparation segment were negatively impacted in the first and second quarters of 2020 compared to the corresponding periods in prior years. It is currently unknown if the IRS will need to extend the tax filing deadline in 2021, and this limits our ability to plan for the next tax season and could also cause confusion amongst tax filers, which could result in less tax filers who use our product.
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
Our Wealth Management business is subject to enhanced regulatory scrutiny and is heavily regulated by multiple agencies, including the SEC, the Financial Industry Regulatory Authority (“FINRA”), state securities and insurance regulators, and other regulatory authorities. Failure to comply with these regulators’ laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect. In addition, regulators may adopt new laws or regulations, or their interpretation of existing laws or regulations may differ from our interpretation of the laws or regulations that are applicable to our business. Regulators may also take enforcement actions based on their interpretation of the law that could require or prompt us to change our business practices, increase our costs, including resulting in fines, penalties and disgorgement, or reduce our revenue, any of which could cause a Material Adverse Effect.
The regulatory environment in which our Wealth Management business operates is continually evolving, and the level of financial regulation to which we are subject has generally increased in recent years. Regulators have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we will market products and services in our Wealth Management business, manage our Wealth Management business operations, and interact with regulators. In addition, the Trump Administration has initiated and in some cases completed a broad review of U.S. fiscal laws and regulations. If significant changes are enacted as a result of this review, or a similar undertaking by a new presidential administration, they could negatively impact our Wealth Management business and cause a Material Adverse Effect.
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
Blucora, Inc. | Q3 2020 Form 10-Q 52

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
Reg. BI’s new standards of conduct and other requirements that heighten the duties of broker-dealers and financial professionals have resulted in, and may continue to cause, additional supervisory, compliance, and training costs and burdens, as well as management and financial professional distraction. The additional obligations of the rule could also impact the compensation our Wealth Management business and our financial professionals receive for selling certain types of products, all of which could have a Material Adverse Effect on our business. In addition, Reg. BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the associated person is not an investment advisor representative of an RIA. This prohibition has required us to change the titles of certain of our advisors to “financial professionals,” which could lead to confusion regarding the appropriate use of the term.
Legislatures and securities regulators in certain states in which we do business have enacted (or have considered enacting) their own standard of conduct rules for broker-dealers, insurance agents, and investment advisors. The requirements and scope of these state rules are not uniform. Accordingly, we may have to adopt different policies and procedures in different states, which could create added compliance, supervision, training and sales costs for our Wealth Management business. Should more states enact similar legislation or regulations, it could result in material additional compliance costs and could have a Material Adverse Effect.
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
Blucora, Inc. | Q3 2020 Form 10-Q 53

We may fail to realize all of the anticipated benefits of the HKFS Acquisition or those benefits may take longer to realize than expected.
We may fail to realize all of the anticipated benefits of the HKFS Acquisition, including the expected operational, revenue, and cost synergies with our Wealth Management business and the level of revenue and profitability growth that we are expecting, or these benefits may not be achieved within the anticipated timeframe. In addition, we have faced, and may in the future face, difficulties in attracting and retaining key financial professional employees of HKFS. Departures of financial professionals have in the past resulted, and could in the future result, in lost relationships with CPA firms and clients, which has led, and could in the future lead, to a reduction in client asset levels and a corresponding reduction in advisory revenue, as well as the loss of referrals. We may also face certain integration challenges, which could divert management’s attention from ongoing operations and opportunities.
Furthermore, we have incurred significant transaction costs in connection with the HKFS Acquisition, including payment of certain fees and expenses incurred in connection with the HKFS Acquisition and the financing of the HKFS Acquisition, and our future financial results could be impacted if goodwill or other intangible assets we acquired in the HKFS Acquisition become impaired.
In addition, we may also face difficulties in managing the expanded operations of a significantly larger and more complex company. The failure to realize the anticipated benefits of the HKFS Acquisition could cause an interruption of, or a loss of momentum in, our operations and could result in a Material Adverse Effect.
Blucora, Inc. | Q3 2020 Form 10-Q 54

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
Share repurchase activity for the nine months ended September 30, 2020 by month was as follows (in thousands, except per share data):

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
January 1-31, 2020	—	$—	—	$71,671
February 1-29, 2020	—	$—	—	$71,671
March 1-31, 2020	—	$—	—	$71,671
April 1-30, 2020	—	$—	—	$71,671
May 1-31, 2020	—	$—	—	$71,671
June 1-30, 2020	—	$—	—	$71,671
July 1-31, 2020	—	$—	—	$71,671
August 1-31, 2020	—	$—	—	$71,671
September 1-30, 2020	—	$—	—	$71,671
Total	—	$—	—

Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Blucora, Inc. | Q3 2020 Form 10-Q 55

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement, dated June 30, 2020	8-K	July 1, 2020	2.1
3.1	Amended and Restated Bylaws of Blucora, Inc. dated July 15, 2020	8-K	July 16, 2020	3.1
10.1^	Fourth Amendment to Credit Agreement, dated July 1, 2020, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Fourth Amendment	8-K	July 1, 2020	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's 10-Q for the fiscal quarter ended September 30, 2020, formatted in inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Blucora, Inc. | Q3 2020 Form 10-Q 56

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	November 9, 2020

Blucora, Inc. | Q3 2020 Form 10-Q 57