Form 10-K
period 2020-12-31
BLUCORA, INC.
filed 2021-02-26
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2020, based upon the closing price of Common Stock on June 30, 2020 as reported on the NASDAQ Global Select Market, was $546.9 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
As of February 19, 2021, 48,256,094 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2021 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2020, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Trademarks, Trade Names and Service Marks
This report includes some of trademarks, trade names, and service marks of Blucora, Inc. (referred to throughout this report as “Blucora,” the “Company,” “we,” “us,” or “our”), including Blucora, Avantax Wealth Management, Avantax Planning Partners, Avantax Retirement Plan Services, HD Vest, 1st Global, HKFS, and TaxAct. Each one of these trademarks, trade names, or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights, or (iv) a registered trademark or application for registration that we have been authorized by a third party to use.
Solely for convenience, the trademarks, service marks, and trade names included in this report are without the ®, ™, or other applicable symbols, but such references are not intended to indicate, in any way, that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensors to these trademarks, service marks, and trade names. This report may also include additional trademarks, service marks, and trade names of others, which are the property of their respective owners. All trademarks, service marks, and trade names included in this report are, to our knowledge, the property of their respective owners.
References to our or our subsidiaries’ website addresses or the website addresses of third parties in this report do not constitute incorporation by reference of the information contained on such websites and should not be considered part of this report.
Blucora, Inc. | 2020 Form 10-K 2

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K (“Form 10-K”) contains forward-looking statements, within the meaning of the Private Securities Litigation Reform Act of 1995, that involve risks and uncertainties. Many of the forward-looking statements are located in Part II, Item 7 of this Form 10-K under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements provide current expectations of future events based on certain assumptions and include any statement that does not directly relate to any historical or current fact. Forward-looking statements can also be identified by words such as “anticipates,” “believes,” “plans,” “expects,” “future,” “intends,” “may,” “will,” “would,” “could,” “should,” “estimates,” “predicts,” “potential,” “continues,” “target,” “outlook,” and similar terms and expressions, but the absence of these words does not mean that the statement is not forward-looking. Actual results may differ significantly from management’s expectations due to various risks and uncertainties including, but not limited to:
•the impact of the COVID-19 pandemic on our results of operations and our business, including the impact of the resulting economic and market disruption, the extension of tax filing deadlines, and other related government actions;
•our ability to effectively compete within our industries;
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
•any downgrade of the Company’s credit ratings;
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
•risks, burdens, and costs, including fines, penalties, or disgorgement, associated with our business being subjected to regulatory inquiries, investigations, or initiatives, including those of the Financial Industry Regulatory Authority, Inc. (“FINRA”) and the Securities and Exchange Commission (“SEC”);
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
Blucora, Inc. | 2020 Form 10-K 3

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

Blucora, Inc. | 2020 Form 10-K 4

PART I
ITEM 1. Business
General Overview
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) is a leading provider of integrated tax-focused wealth management services and software, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms in achieving better long-term outcomes via holistic, tax-advantaged solutions. Our mission is to empower people to improve their financial wellness through data and technology-driven solutions. We conduct our operations through two primary businesses: (1) the Wealth Management business and (2) the Tax Preparation business. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
The Wealth Management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, CPA firms, and their clients. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors and provides these financial professionals with an integrated platform of technical, practice, compliance, and product support tools to assist in making each financial professional a comprehensive financial service center for his or her clients.
Avantax Planning Partners, which we acquired on July 1, 2020, operates as a captive, or employee-based, registered investment advisor (“RIA”) and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”).
As of December 31, 2020, the Wealth Management business worked with a nationwide network of 3,770 financial professionals and supported $83.0 billion of total client assets, including $35.6 billion of advisory assets.
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com, and its mobile applications. For the year ended December 31, 2020, TaxAct powered approximately 3.2 million consumer e-files directly through end-users and another 2.1 million professional e-files through approximately 20,000 tax professionals who used TaxAct to prepare and file their taxes or those of their clients.
Business Overview
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment.
Wealth Management Business
As described above, the Wealth Management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners, which we believe provide unique and complementary models through which tax and financial professionals can affiliate with us. These models include:
•an independent broker-dealer for tax and wealth management professionals for whom independence is paramount;
•multiple referral models for tax professionals who prefer a partnership or affiliation model through which their clients’ financial planning needs are met; and
•an employee-based RIA model serving CPAs and tax professionals who desire to provide tax-advantaged financial solutions for their clients.
Flexible affiliation models are core to the Wealth Management business’s value proposition because they offer powerful ways for us to partner with CPAs and tax professionals of all sizes, from sole practitioners to multi-partner CPA firms.
Blucora, Inc. | 2020 Form 10-K 5

Avantax Wealth Management. Through its registered broker-dealer, RIA, and insurance agency subsidiaries, Avantax Wealth Management provides tax-focused wealth management solutions to financial professionals and their clients nationwide and operates the largest U.S. tax-focused independent broker-dealer.
Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Because Avantax Wealth Management primarily recruits and serves independent tax professionals, CPA firms, and financial professionals who partner with established tax practices, most Avantax Wealth Management financial professionals have long-standing tax advisory relationships that anchor their wealth management businesses. This contrasts with traditional independent broker-dealers and investment advisers who are typically limited to providing investment advice to their clients.
We believe that tax and accounting professionals, with their existing client relationships and in-depth knowledge of their clients’ financial situations, are well positioned to grow their wealth management practices as their tax advisory relationships provide a large base of potential clients. This competitive advantage results in an experienced and stable network of financial professionals who are uniquely positioned to provide tailored and comprehensive financial solutions that enable clients to meet their financial goals, including their tax goals. In turn, our financial professionals have multiple revenue-generating options to diversify their earnings sources.
To help tax and accounting professionals integrate wealth management services into their practice, we offer specialized training and support that introduces these financial professionals to the investment business and helps them build their practices. The comprehensive training curriculum is administered through a multi-medium approach, including an annual national sales conference, numerous advisor- and home-office led training events, regional meetings, and on-demand learning resources.
Once financial professionals have integrated wealth management into their practices, Avantax Wealth Management provides an open-architecture investment platform and technology tools to help financial professionals identify investment opportunities for their clients. In addition, Avantax Wealth Management supports its financial professionals through its proprietary software tools that are designed to help financial professionals systematically capture tax-alpha (i.e., the incremental performance an investor can achieve, relative to market returns, by taking advantage of available tax-saving strategies) for clients by identifying tax savings opportunities in a financial professional’s client base and automating the capture of that opportunity. Our ongoing investments in technology and data analytics are designed to drive enhanced experiences for financial professionals and their end clients, and in turn, grow client assets over time.
Avantax Wealth Management also has a highly experienced home office team that is focused on developing and delivering solutions tailored to each financial professional’s practice. The home office team provides marketing, practice management, product support, wealth management, retirement services, compliance, business consulting, succession planning, and other support to our financial professionals.
Avantax Planning Partners. As a tax-focused captive RIA, Avantax Planning Partners’ financial professionals are employees of Avantax Planning Partners who partner with CPA firms across the country to provide tax-advantaged planning and financial solutions for their clients. Avantax Planning Partners recruits and builds relationships with CPA firms who desire to provide their clients with tax-advantaged wealth management solutions and financial plans, but prefer to outsource that service to a trusted expert.
By the nature of the business, CPAs develop deep, long-lasting relationships with their clients and have insight into their tax and wealth management needs. The trust built in these long-standing relationships provides a solid foundation to recommend a client to a trusted Avantax Planning Partners in-house financial professional.
Holistic financial planning is the core offering of Avantax Planning Partners. In-house financial professionals provide guidance in asset management, retirement planning, advanced planning (including, among other things, business succession planning and estate planning), strategic tax and income planning, and insurance.

To assist affiliate CPA firms with integrating wealth management services into their practice, Avantax Planning Partners offers specialized training and support that introduces CPAs to the investment business and identifies the CPA firms’ top potential clients. CPAs then work directly with in-house financial professionals to refer clients and provide wealth management solutions.
Blucora, Inc. | 2020 Form 10-K 6

Avantax Wealth Management and Avantax Planning Partners primarily generate revenue through securities and insurance commissions, quarterly investment advisory fees based on advisory assets, product marketing service agreements, retirement plan servicing fees, and other agreements and fees. We regularly review the commissions and fees charged for these products and services based on the evolving regulatory and competitive environment in which we operate and as a result of changes in client preferences and needs. For additional information on the Wealth Management segment’s revenues, see “Item 8. Financial Statements and Supplementary Data—Note 2.”
Tax Preparation Business
TaxAct, a leading provider of digital tax preparation solutions, has leveraged its strong brand, comprehensive suite of tax preparation solutions, and proven digital lead generation capabilities to enable the filing of more than 80 million federal tax returns since 2000. TaxAct operates as a value player in its market, with a mission to empower people to navigate the complexities of tax preparation with ease and accuracy at a fair price.
In addition to TaxAct’s core offerings, TaxAct offers ancillary services such as refund payment transfer, audit defense, and stored value cards, as well as presenting customers the option to review and take advantage of personalized tax and potential financial savings opportunities offered through third party product providers. We believe that TaxAct’s ease of use, affordable pricing, and established brand and reputation are attractive to customers.
TaxAct had four primary offerings for consumers in 2020:
•A “free” federal and state edition that handled simple returns;
•A “deluxe” paid offering that contained all of the free offering features in addition to tools to maximize credits and deductions, as well as tools for homeowners;
•A “premier” paid offering that contained all of the deluxe offering features in addition to tools for investments, rental property, and prioritized support; and
•A “self-employed” paid offering for independent contractors and self-employed filers.
TaxAct also had offerings for small business owners consisting of separate offerings for sole proprietors, partnerships, C corporations, and S corporations.
TaxAct’s professional tax preparer software focuses on the unique needs of small tax offices and solo tax preparers and provides the tools for these professional tax preparers to prepare and file individual and business returns for their clients. TaxAct offers flexible pricing and packaging options that help tax professionals save money by paying only for the specific services that they need. In addition, the professional tax preparer software includes valuable features that tax professionals count on to maximize their efficiency and productivity, including the option of entering data directly into tax forms, utilizing a question-and-answer interview method to enter data, or easily toggling between the two data entry methods. TaxAct generates revenue primarily through its digital service offerings at www.TaxAct.com and its mobile applications.
Our History
We were formed in 1996 as a Delaware corporation. Significant recent events in our history include:
•In January 2012, we acquired TaxAct, a provider of digital tax preparation solutions.
•In December 2015, we acquired HDV Holdings, Inc. and its subsidiaries (“HD Vest”), a provider of wealth management and advisory solutions specifically for tax professionals, and announced our plans to focus on the technology-enabled financial solutions market.
•On May 6, 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company (the “1st Global Acquisition”). The 1st Global Acquisition was strategically important as it expanded our presence as the leading tax-focused independent broker-dealer while also providing the scale to compete more broadly in the wealth management market.
Blucora, Inc. | 2020 Form 10-K 7

•On September 9, 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the “2019 Rebranding”). In connection with the 2019 Rebranding, HD Vest (which comprised all of the Wealth Management business prior to the 1st Global Acquisition) was renamed Avantax Wealth Management in mid-September 2019, and 1st Global converted in late October 2019.
•On July 1, 2020, we acquired all of the issued and outstanding common stock of HKFS (the “HKFS Acquisition”). HKFS operates as a captive, or employee-based, RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services. The HKFS Acquisition enabled us to expand the ways we can work with CPA firms and tax professionals to deliver wealth management services to clients, increase our addressable market, and enhance our growth opportunities.
•On January 4, 2021, we announced the rebranding of HKFS to Avantax Planning Partners (the “2021 Rebranding”). The 2021 Rebranding was designed to create tighter brand alignment, bringing our Wealth Management business under one common and recognizable brand.
Industry Trends
In the wealth management industry, we believe that we are benefiting and will continue to benefit from several positive industry trends, including growth of investable assets, a continued migration to independent financial professional channels, and a continued shift toward household use of fee-based financial professionals. In addition, the captive or employee-based RIA market segment, in which Avantax Planning Partners belongs, is the fastest-growing market segment within the wealth management industry.
In the tax preparation industry, TaxAct participates in the consumer digital do-it-yourself (“DDIY”) tax preparation solutions market, which is the fastest growing market segment in the tax preparation industry and is bolstered by a growing population that continues to adopt technology-enabled financial solutions that drive value and ease in their everyday lives.
Growth Strategy
Our growth strategy begins with our mission to empower people to improve their financial wellness with data and technology-driven, tax-focused financial solutions. Taxes are one of life’s largest expenses, yet the tax preparation industry primarily focuses consumers on maximizing a once-a-year refund. Historically, the wealth management industry has largely ignored the impacts of taxes or only executed tax-advantaged strategies for the wealthiest segment of wealth management clients. Through our Wealth Management and Tax Preparation businesses, we seek to execute holistic, long-term tax minimization strategies for our clients and customers while expanding access to those strategies to a broader group of taxpayers. We believe this approach will drive better outcomes for our clients leading to higher customer acquisition, greater lifetime values, and overall better retention. Our growth strategies include:
•In the Wealth Management business, accelerating organic growth in the tax-focused wealth management space by:
•enhancing our financial professional experience with continued investment in service quality and team training to deliver a superior capability;
•completing remaining elements of integration from acquisitions to drive efficiencies across the business;
•when in the client’s best interest, improving client asset retention and monetization through the continued shift of client assets into advisory accounts through appropriate coaching, tools, training, and programs;
•continuing to invest in our technology and product offerings to create positive experiences for our financial professionals and their clients;
•leveraging the software development capabilities of TaxAct to improve the service and performance of products offered to our financial professionals; and
•expanding our product and service offerings for our financial professionals utilizing best practices. This includes expanding our turn-key retirement planning solutions business to a nationwide footprint through Avantax Planning Partners.
Blucora, Inc. | 2020 Form 10-K 8

•In the Tax Preparation business, creating continued growth and momentum by:
•implementing new marketing programs to drive customer acquisition;
•expanding our tax preparation offerings with hybrid or “live-assisted” capabilities to provide more options for customers in how to complete their returns;
•refining pricing strategy to enable us to win in the market and drive robust growth;
•expanding our value-generating partner ecosystem to increase our distribution capabilities and provide compelling offers for more potential customers;
•continuing to invest in our core product experience based on direct customer feedback and research to create best-in-class user experiences for our existing customers and target markets;
•differentiating the TaxAct experience from experiences on other platforms by offering unique product capabilities and features that reinforce our brand’s deep expertise in tax for both consumers and tax professionals;
•driving heightened awareness of our TaxAct professional software to meet the needs of solo practitioners and small tax offices;
•innovating and testing new solutions and models that expand the DDIY category; and
•providing ancillary services and partnerships to our customers that enhance our value and brand promise.
•Across Blucora, driving incremental growth and realizing the value of our holistic strategy by realizing synergies between Tax Preparation and Wealth Management, initially including:
•converting TaxAct Professionals into Avantax Wealth Management financial professionals or affiliate partners;
•leveraging sophisticated online marketing capabilities from the Tax Preparation segment to offer to financial professionals in the Wealth Management segment; and
•improving the tools needed to make our financial professionals more productive by leveraging the product and technology leadership from TaxAct.
A key element of our growth strategy is to create a culture of learning and innovation to test specific opportunities across our business and scale those opportunities that show value. For example, we have more than 23,000 tax professionals using our TaxAct Professional software. This base of professionals represents a significant population of potential future financial professionals or referral sources for our Wealth Management business. Additionally, TaxAct possesses significant lead generation and marketing capabilities that we seek to leverage in order to better support wealth management financial professionals with their marketing needs. We intend to conduct focused testing on these concepts to evaluate their value potential and intend to scale the concepts that show the highest promise.
Underlying this learning and innovation approach is a consolidated information technology and data architecture, coupled with a focused effort on the human capital necessary to support our business. As part of this overall strategy, we are investing in our infrastructure to drive higher efficiencies, speed execution, and unlock new opportunities.
We believe that if we successfully execute on the above growth strategies, we will improve performance and deliver on the key financial metrics that drive our organization. These key metrics currently include revenue growth, net income growth, adjusted EBITDA growth, and non-GAAP net income growth. Adjusted EBITDA and non-GAAP net income are non-GAAP financial measures. For more information on these non-GAAP financial measures, including definitions of such measures, see the “Non-GAAP Financial Measures” section contained in “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Seasonality
Our Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue typically earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment during this period is minimal while core operating
Blucora, Inc. | 2020 Form 10-K 9

expenses continue. In March 2020 and as a result of the coronavirus pandemic, the Internal Revenue Service (“IRS”) extended the filing and payment deadline for federal tax returns from April 15, 2020 to July 15, 2020. This extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that would typically be expected to be earned in the first and second quarters of 2020 to the third quarter of 2020. In addition, sales and marketing expenses were elevated in 2020 due to incremental investment in March 2020 to address weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season. The IRS delayed the start of the 2021 tax season and did not begin accepting and processing 2020 tax year returns until February 12, 2021. It is currently unknown if the IRS will need to extend the tax filing deadline in 2021; however, the IRS has revoked its earlier commitments to end the 2021 tax season on time. An extension of the tax filing deadline in 2021 could result in customer and revenue disruptions and increased expenses in 2021.
Competition
The markets in which our businesses operate continue to evolve and are highly competitive. For our businesses to be successful, we must effectively compete in the wealth management and tax preparation markets, as described in more detail below.
Wealth Management Competition
The wealth management industry is a highly competitive and fragmented global industry. We and the financial professionals with whom we partner compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisers (including CPA firms that have their own in-house registered investment advisor), asset managers, banks and insurance companies, direct distributors, and larger broker-dealers. These competitors may have greater financial, technological, and marketing resources, broader infrastructure and distribution networks, greater brand recognition, and broader product and service offerings than us. We compete directly with these financial institutions for the provision of products and services to clients, as well as for recruitment and retention of financial professionals.
We believe that our competitive position in the wealth management industry is a function of providing effective, differentiated service and tools to tax professionals, while understanding the needs of these tax professionals with respect to wealth management, in order to maximize the opportunity to provide tax-advantaged financial planning and advice to end clients. We believe that our competitive advantage is centered on the following differentiators:
•We seek to marry tax planning and preparation with financial planning and advisory service for all taxpayers, not just the ultra-high net worth.
•We have the largest network of tax-focused financial professionals who partner with us through multiple affiliation models, which include:
◦an independent broker-dealer for tax and wealth management professionals for whom independence is paramount;
◦multiple referral models for tax professionals who prefer a partnership or affiliation model through which their clients’ financial planning needs are met; and
◦an employee-based model serving CPAs and tax professionals who desire to provide tax-advantaged financial solutions for their clients through our in-house RIA;
•We offer tools, training, and support that are uniquely tailored to the needs of tax-focused financial professionals.
•Our understanding of the wealth management and tax businesses enables us to deliver optimal service with both businesses in mind.
Tax Preparation Competition
The market for tax preparation products and services continues to evolve and is highly competitive. We experience significant competition and expect this competitive environment to continue. We encounter direct competition from numerous other tax preparation software products and digital services. These competitors include Intuit’s TurboTax and H&R Block’s DDIY consumer products and services, which currently serve a significant percentage of the software and digital service market. These competitors may have greater financial, technological, and marketing resources, broader infrastructure and distribution networks, greater brand recognition, and broader
Blucora, Inc. | 2020 Form 10-K 10

product and service offerings than us. We also encounter competition from alternate methods of tax preparation such as storefront tax preparation services, which includes both local tax preparers and large chains such as H&R Block, Liberty Tax, and Jackson Hewitt. We may also compete against new market entrants who could take a portion of our market share. Finally, our TaxAct business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for TaxAct’s software and services.
We believe that our competitive position in the market for tax preparation software and services is a function of our ability to differentiate our brand versus those of our competitors by:
•optimizing or minimizing the taxes paid by each of our customers;
•continuing to offer reliable, easy-to-use, and accessible software and services that are compelling to consumers;
•providing unique features not offered by the competition, including:
▪ProTips — Contextually relevant insights on often overlooked or unknown tax guidelines that enable customers to save money on their taxes;
▪Deduction Maximizer — A tool that checks each customer’s return for certain potentially overlooked tax savings or credits, in addition to data issues or potentially missing data;
▪My TaxPlan — A personalized action plan for each TaxAct customer that provides several concrete things they can do in the coming year to improve their tax outcome for the following year;
▪Efile Concierge — A unique add-on offering that proactively notifies customers with a phone call when their e-filed return has been accepted by the IRS. In the case of a rejection by the IRS, the customer receives a phone call guiding them through the process of updating and resubmitting the return;
▪$100k Accuracy Guarantee — The only provider willing to not only guarantee the customer’s return is 100% accurate, but also back that promise up to pay for any errors up to $100k;
•offering competitive pricing;
•offering software that is backed by financial and tax-expertise;
•ensuring the privacy and security of user data submitted through our products;
•marketing our software and services in a cost-effective way;
•offering ancillary services that are attractive to users;
•appealing to our customers as a “challenger” brand; and
•continually innovating new tax preparation services that meet the needs of our customers.
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
Our Wealth Management segment is subject to enhanced regulatory scrutiny and is heavily regulated by multiple agencies, including the SEC, FINRA, state securities and insurance regulators, and other regulatory authorities. Our Wealth Management subsidiary, Avantax Investment Services, Inc., is a broker-dealer registered with the SEC, a member of FINRA, and a member of the Securities Investor Protection Corporation and the Depository Trust & Clearing Corporation. Broker-dealers and their representatives are subject to laws, rules and
Blucora, Inc. | 2020 Form 10-K 11

regulations covering all aspects of the securities business, including sales and trading practices, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers, and employees, and general anti-fraud provisions. Broker-dealers and their representatives are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the laws, rules and regulations applicable to us involves a number of risks, because laws, rules and regulations frequently change and are subject to varying interpretations, among other reasons. Regulators make periodic examinations of our broker-dealer operations and review annual, monthly, and other reports on our operations and financial condition. Violations of laws, rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its representatives or its officers or employees, or other similar adverse consequences.
Our Wealth Management subsidiaries, Avantax Advisory Services and Avantax Planning Partners, are registered with the SEC as RIAs and are subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, advisory fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the advisor and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions. The SEC periodically examines our investment advisor operations and reviews annual, monthly, and other reports on our operations and financial condition. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and other federal securities laws, ranging from fines and censure to termination of an investment advisor’s registration. Investment advisor representatives also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, profit disgorgement, fines, or other similar adverse consequences.
Our Wealth Management subsidiaries, Avantax Insurance Agency LLC, Avantax Insurance Services, Inc., and Avantax Planning Partners, Inc., are insurance agencies licensed with the state licensing authority in the jurisdictions where they do business. Insurance agencies and their agents are subject to laws, rules and regulations covering all aspects of the insurance business, including sales practices, use and safekeeping of clients’ funds, recordkeeping and reporting, the conduct of directors, officers, and employees, and general anti-fraud provisions. Insurance agencies and their agents are regulated by state insurance administrators in those jurisdictions where they do business. Compliance with many of the laws, rules, and regulations applicable to us involves a number of risks, because laws, rules, and regulations frequently change and are subject to varying interpretations, among other reasons. Violations of laws, rules, and regulations governing an insurance agency’s actions could result in censure, penalties, and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion of the agency or its agent or its officers or employees, from the insurance industry of a jurisdiction where they do business, or other similar adverse consequences.
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
On June 5, 2019, the SEC adopted Regulation Best Interest (“Reg. BI”), elevating the standard of care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer. The SEC also adopted Form CRS Relationship Summary (“Form CRS”), which requires registered investment advisers (“RIAs”) and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Reg. BI, the SEC added new record-making and recordkeeping rules. The
Blucora, Inc. | 2020 Form 10-K 12

compliance date for Reg. BI and its related rules was June 30, 2020. Reg. BI heightens the standard of care for broker-dealers when making investment recommendations and imposes disclosure and policy and procedural obligations that impact the compensation our Wealth Management business and its representatives receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities). In addition, Reg. BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the broker-dealer is not an RIA or the associated person is not a supervised person of an RIA. This prohibition required us to change the titles of certain of our advisors. The implementation of the regulations required us to create, review, and modify certain policies and procedures and review and change the products that we offer, and also resulted in associated increases in training and supervisory and compliance controls, all of which lead to additional costs and may lead to decreased revenue. In addition to the SEC, various state securities and insurance regulators have proposed or are considering adopting laws and regulations seeking to impose new standards of conduct on broker-dealers and insurance agencies that, as written, differ from the SEC’s new regulations and may lead to additional implementation costs if adopted. For further discussion of the risks to our business related to Reg. BI, see the paragraph in “Item 1A. Risk Factors” under the heading “Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations or interpretations thereof could have a Material Adverse Effect.”
Our Tax Preparation segment is subject to federal and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. We are also required to comply with Federal Trade Commission requirements and a variety of state revenue agency standards. In addition, we offer certain other products and services to small businesses and consumers, which are also subject to regulatory requirements. As we expand our products and services, we may become subject to additional government regulation. Further, regulators may adopt new laws or regulations, or their interpretation of existing laws or regulations may differ from ours or expand to cover additional products and services. These increased regulatory requirements could impose higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties.
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
Privacy and Security of Customer Information and Transactions
Regulatory activity in the areas of privacy and data protection continues to grow worldwide, driven in part by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent they are applicable to us, we must comply with various federal, state, and international laws and regulations and to financial institution and healthcare provider regulatory requirements relating to the privacy and security of the personal information of our customers and employees. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act, the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, and further potential federal and state requirements.
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
Blucora, Inc. | 2020 Form 10-K 13

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
Intellectual Property
Our success is bolstered by our technology and intellectual property rights. We seek to protect such rights and the value of our corporate brands and reputation through a variety of measures, including: domain name registrations, confidentiality and intellectual property assignment agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, trademarks, and trade secrets. We hold multiple registered trademarks in the United States and in various foreign countries, and we may apply for additional trademarks as business needs require. See the section entitled “Risks Associated With Our Businesses” in Part I, Item 1A of this Form 10-K for additional information regarding protecting and enforcing intellectual property rights and defending third-party infringement claims.
Human Capital
We strive to attract, develop, and retain the most talented employees by offering competitive compensation and benefits that support their health, financial, and emotional well-being. We believe that our future success will depend in part on our continued ability to attract and retain qualified personnel. As of December 31, 2020, we had 846 full-time employees.
Employee and Board Diversity. Diversity serves as an integral component of our human capital objectives, and we seek to promote an inclusive work environment that represents a broad spectrum of backgrounds and cultures. As of December 31, 2020, 42% of our employee base, including 34% of our senior leadership team, was female, and 34% of our employee base was comprised of individuals with ethnically or racially diverse backgrounds. Furthermore, as of December 31, 2020, 63% of the independent members of our Board of Directors were either female, or racially or ethnically diverse, and 63% of our executive leadership reporting to our chief executive officer were either female or ethnically and racially diverse. During 2020, we established a diversity and inclusion advisory council made up of a diverse group of employees and led by diverse executive sponsors. Our diversity and inclusion initiatives have already led to the roll out of diversity and inclusion focused engagements and increased focus on diversity and inclusion as part of our hiring and promotions process.
Utilization of Independent Contractors and Referring Representatives. Our Wealth Management business distributes its products and services and generates a substantial portion of its revenues through a nationwide network of 3,770 financial professionals as of December 31, 2020. Of these 3,770 financial professionals, 3,748 financial professionals either: (1) partner with Avantax Wealth Management and operate as independent contractors, or (2) partner with Avantax Planning Partners and operate as licensed referring representatives. We believe that our ability to attract, retain, support, and compensate these independent financial professionals and licensed referring representatives will continue to contribute to the growth and success of our Wealth Management business.
Blucora, Inc. | 2020 Form 10-K 14

Human Capital Optimization During the COVID-19 Pandemic. While the COVID-19 pandemic did impact our human capital management practices in 2020, we believe we are able to effectively conduct our business while operating in a largely work-from-home environment. As a result of the COVID-19 pandemic, we instituted safety protocols and procedures for our essential employees who continued to work onsite. We also greatly enhanced our communication programs to create open communication at all levels of our business, which enabled our employees to achieve their professional objectives while also maintaining a healthy work-from-home lifestyle. In addition, there were no employee layoffs in calendar year 2020 that were directly related to the COVID-19 pandemic. We believe that retaining our strong employee team and the continued transformation of our culture will accelerate our business transformation.
Company Internet Site and Availability of SEC Filings
Our corporate website is located at www.blucora.com. We make available on our website, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the SEC, as well as any amendments to those filings. Our SEC filings, as well as our Code of Ethics and Conduct and other corporate governance documents, can be found in the “Investors” section of our website and are available free of charge. Amendments to our Code of Ethics and Conduct and any grant of a waiver from a provision of the Code of Ethics and Conduct requiring disclosure under applicable SEC rules will be disclosed on our website. In addition, the SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Furthermore, on our site, we post important information, including press releases, investor presentations, and notices of upcoming events and utilize our site as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of posting to the website by signing up for email alerts on the “Investors” page of our site.
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
RISK FACTOR SUMMARY

    Below is a summary of our risk factors with a more detailed discussion following.
Risks Related to Our Businesses
•The current COVID-19 pandemic could have a Material Adverse Effect.
•The wealth management and tax preparation markets are very competitive, and failure to effectively compete could result in a Material Adverse Effect.
•Deficiencies in service or performance of the financial or software products we offer, competitive pressures on pricing of such services or products, or other market declines may cause our Wealth Management and Tax Preparation businesses to decline.
•Our business depends on fees generated from the distribution of financial products and fees earned from management of advisory accounts, and changes in market values or in the fee structure of such products or accounts could adversely affect our revenues, business, and financial condition.
•If we are unable to attract and retain productive financial professionals, including our in-house financial professionals and our independent contractor financial professionals, our financial results will be negatively impacted.
•Changes in economic, political and other factors could have a Material Adverse Effect on our business.
Blucora, Inc. | 2020 Form 10-K 15

•If we are unable to develop, manage, and maintain critical third-party business relationships for our Tax Preparation and Wealth Management businesses, it could result in a Material Adverse Effect.
•The products and services offered by our Wealth Management and Tax Preparation businesses are reliant on third-party products, tools, platforms, systems and services provided by key vendors and partners, which, if they do not operate as anticipated, could result in a Material Adverse Effect.
•If our goodwill or other intangible assets become impaired, we have been, and in the future may be, required to record a significant impairment charge, which could result in a Material Adverse Effect.
•We have had recent senior leadership transitions, and if we are not effective in managing those transitions, our business could be adversely impacted and we could experience a Material Adverse Effect.
•If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our businesses.
•Future growth of our business and revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.
•Our operating systems and network infrastructure, could fail, become unavailable or otherwise be inadequate, are subject to significant and constantly evolving cybersecurity and other technological risks, and the security measures that we have implemented to secure confidential and personal information may be breached.
•If our Tax Preparation business fails to process transactions effectively or fails to adequately protect against disputed or potential fraudulent activities, it could have a Material Adverse Effect, and stolen identity refund fraud could result in negative publicity and/or impede our Tax Preparation customers’ ability to timely and successfully file their tax returns and receive their tax refunds.
•The specialized and highly seasonal nature of our Tax Preparation business presents financial risks and operational challenges, which, if not satisfactorily addressed, could result in a Material Adverse Effect.
•The United States government’s inability to agree on a federal budget and/or its decision to issue additional Economic Impact Payments may adversely impact our operations and financial results.
•If our enterprise risk management and compliance frameworks, including our policies and procedures, are not effective at mitigating risk and loss to us, we could be exposed to unidentified or unanticipated risks, suffer unexpected claims or losses, experience reputational harm, and/or cause a Material Adverse Effect.
Legal and Regulatory Risks
•Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations or interpretations thereof could have a Material Adverse Effect.
•Government regulation of our business, including increased regulation or the interpretation of existing laws, rules or regulations, could have a Material Adverse Effect.
•Current and future litigation, regulatory proceedings or adverse court interpretations of the laws and regulations under which the Company operates could have a Material Adverse Effect.
•Complex and evolving U.S. and international laws and regulation regarding privacy and data protection and concerns about the current privacy and cybersecurity environment could have a Material Adverse Effect.
•We may be negatively impacted by any future changes in tax laws.
•If third parties claim that our services infringe upon their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.
Risks Related to Acquisitions
•We may fail to realize all of the anticipated benefits of the HKFS Acquisition or those benefits may take longer to realize than expected.
Blucora, Inc. | 2020 Form 10-K 16

•We may fail to realize all of the anticipated benefits of the 1st Global Acquisition or those benefits may take longer to realize than expected. We may also encounter significant difficulties in integrating the operations of 1st Global.
•We may seek to acquire companies or assets that complement our Wealth Management and Tax Preparation businesses, and we may be unsuccessful in completing any such acquisitions on favorable terms or integrating any company acquired.
Risks Related to Our Financing Arrangements
•We have incurred a significant amount of indebtedness, which may materially and adversely impact our financial condition and future financial results.
•Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.
Risks Related to Our Common Stock
•Our stock price has been highly volatile and such volatility may continue.
•Our financial results may fluctuate, which could cause our stock price to be volatile or decline.
•We cannot assure you we will continue to repurchase shares of our common stock pursuant to our stock repurchase plan.
•Our utilization of our federal net operating losses (“NOLs”) may be severely limited or potentially eliminated.
•Delaware law and our organizational documents may impede or discourage a takeover that would be beneficial to our stockholders.
RISKS RELATED TO OUR BUSINESSES
The current COVID-19 pandemic could have a Material Adverse Effect.
The COVID-19 pandemic has caused economic instability and uncertainty in the U.S. and globally. The various precautionary measures and accommodations taken by many governmental authorities in the U.S. and around the world in order to limit the spread of COVID-19, as well as the societal response, have had, and could continue to have, an adverse effect on the U.S. and global markets and economy, including on the availability of and costs associated with employees, resources, and other aspects of the global economy. The availability of key employees may be limited because of illness, death, quarantine, or caring for family members due to COVID-19 disruptions or illness. These factors have caused, and could continue to cause, significant disruptions to our business and operations and the operations of our financial professionals and increased costs and burdens associated with staffing and conducting our operations and could also increase our risk of being subject to contract performance claims or increase the risk that our counterparties fail to perform under their respective contracts or commitments, if we or they are unable to deliver according to the terms of such contracts or commitments and do not have the ability to claim force majeure.
Our Wealth Management segment, which provides tax-focused wealth management solutions for financial professionals, tax professionals, certified public accounting firms, and their clients, primarily generates revenue through securities and insurance commissions, quarterly investment advisory fees based on advisory assets, product marketing service agreements, and other agreements and fees. The COVID-19 pandemic has had a material negative impact on the U.S. and global economy as a whole and has caused substantial disruption in the U.S. and global securities and debt markets. This economic and market disruption negatively impacted interest rates as well as the value of some of our clients’ assets during the first quarter of 2020, which caused a corresponding decline in the amount of revenue that we derived from these client assets. While positive financial market movement in the second, third and fourth quarters of 2020 increased advisory and brokerage asset balances, there can be no guarantee that there will not be additional economic and market disruption as a result of COVID-19 pandemic that could lead to additional decline in client assets. In addition, our client assets could also materially decline as a result of clients being forced to rely on their investments due to the macroeconomic effect of COVID-19. A decline in client assets would lead to a corresponding decline in revenue from client assets. Further,
Blucora, Inc. | 2020 Form 10-K 17

as a result of this economic and market disruption, we have experienced and expect that we may continue to experience a decline in commission revenue from lower trading volumes, a reduction in advisory revenue, significantly reduced cash sweep revenue due to changes in prevailing interest rates, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. The COVID-19 pandemic has also affected the business of our financial professionals in many ways. For example, our financial professionals have not been able to meet with clients face-to-face during the pandemic, and they also had to assist clients through an extended tax season (and may have to do so again if the tax filing deadline in 2021 is extended) and in applying for loans under the U.S. Small Business Administration’s Paycheck Protection Program. In addition, they have been unable to attend conferences and share ideas with other financial professionals. This sustained change in business or the loss of financial professionals who are not able to continue their business during this difficult time could lead to lower revenue and could have a Material Adverse Effect.
Our Tax Preparation segment, which provides digital do-it-yourself tax preparation solutions for consumers, small business owners, and tax professionals, primarily generates revenue through digital tax preparation services. In March 2020, the IRS extended the deadline for specified U.S. federal income tax payments and federal income tax returns due April 15, 2020 to July 15, 2020 in response to the COVID-19 pandemic. This filing extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that would typically have been expected to be earned in the first and second quarters of 2020 to the third quarter of 2020, as well as increased expenses. Additionally, the IRS was selected by the U.S. Congress as the vehicle for distribution of the first round of Economic Impact Payments (“EIP1”), which caused significant disruption to the 2020 tax season. As a result of the extension of the tax season and the EIP1 disruption, our results of operations for our Tax Preparation segment were negatively impacted in 2020 compared to the corresponding periods in prior years. Additionally, in December 2020, the U.S. Congress authorized a second round of Economic Impact Payments (“EIP2”). As acknowledged by the IRS, in January 2021, the IRS directed millions of EIP2 payments, including EIP2 payments payable to our customers, to incorrect bank accounts. In order to allow time to correct this error, the IRS has delayed the start of the 2021 tax season. The U.S. Congress is currently considering a third round of Economic Impact Payments (“EIP3”). Should the U.S. Congress authorize EIP3 during the 2021 tax season and should the IRS again be selected as the vehicle for distribution of EIP3, it could disrupt and/or delay the tax filing deadline for the 2021 tax season and could cause customer confusion and/or diversion. It is currently unknown if the IRS will need to extend the tax filing deadline in 2021, however the IRS has revoked its earlier commitment to end the 2021 tax season on time. This limits our ability to effectuate our plan for the 2021 tax season and plan for the next tax season, and it could also cause confusion amongst tax filers, which could result in less tax filers who use our product.
In addition, we have historically financed our operations primarily from cash provided by operating activities and access to credit markets. To the extent that COVID-19 pandemic causes a substantial reduction or change in timing of our cash provided by operating activities, we may be required to seek additional capital through issuances of debt or equity securities. We may be unable to complete any such transactions on favorable terms to us, or at all. The instruments governing our existing indebtedness require us to comply with certain restrictive covenants, and any substantial and sustained downturn in our operations due to COVID-19 or other factors may cause us to be in breach of our debt covenants or limit our ability to make interest payments on our indebtedness, which could constitute an event of default and cause our outstanding indebtedness to be declared immediately due and payable. If applicable, such acceleration of our outstanding indebtedness could cause our secured lenders to foreclose against the assets securing their borrowings, and we could be forced into bankruptcy or liquidation. Any inability to obtain additional liquidity as and when needed, or to maintain compliance with the instruments governing our indebtedness, would have a Material Adverse Effect.
Any of the foregoing factors could result in a Material Adverse Effect on our revenues, results of operations and financial condition. The extent to which COVID-19 impacts our results will depend on future developments, which are highly uncertain and cannot be predicted, including new developments that may emerge concerning the actions to contain COVID-19 or treat its impact, among others.
The wealth management and tax preparation markets are very competitive, and failure to effectively compete could result in a Material Adverse Effect.
The wealth management industry in which our Wealth Management business operates is highly competitive, and we may not be able to maintain our customers, financial professionals, employees (including our in-house financial professionals), distribution network, or the terms on which we provide our products and services. Our Wealth Management business competes based on a number of factors, including name recognition, service, the quality of investment advice, performance, technology, product offerings and features, price, and perceived financial strength. We and the financial professionals with whom we work compete directly with a variety of financial
Blucora, Inc. | 2020 Form 10-K 18

institutions, including traditional wirehouses, independent broker-dealers, registered investment advisers (including CPA firms that have their own in-house registered investment advisor), asset managers, banks and insurance companies, direct distributors, and larger broker-dealers. Many of these competitors have greater market share, offer a broader range of products, and have greater financial resources. We have faced significant competition in recent years from lower fees, which could have a material impact on our business. There has also been a trend toward online internet wealth management services and wealth management services that are based on mobile applications or automated processes as clients increasingly seek to manage their investment portfolios digitally. This is leading to increased utilization of “robo” advisor platforms. In addition, over time, certain sectors of the wealth management industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This consolidation could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. In addition, our Wealth Management business seeks to differentiate itself on the basis of offering tax-focused investing advice and solutions. There is no guarantee that this differentiation will be meaningful to our clients and potential clients, or that another competitor will not adopt a similar strategy more effectively. In either case, our ability to compete effectively in the wealth management industry could be damaged.
Our Tax Preparation business also operates in a very competitive marketplace. There are many competing software products and digital services. Intuit’s TurboTax and H&R Block’s DDIY products and services serve a significant percentage of the software and digital service market. These competitors may have greater financial, technological, and marketing resources, broader infrastructure and distribution networks, greater brand recognition, and broader product and service offerings than us. Our Tax Preparation business must also compete with alternate methods of tax preparation, such as storefront tax preparation services, which include both local tax preparers and large chains such as H&R Block, Liberty Tax and Jackson Hewitt. We may also compete against new market entrants who could take a portion of our market share. As DDIY tax preparation continues to be characterized by intense competition, including heavy marketing expenditures, price-based competition, and new entrants, maintaining and growing market share becomes more challenging unless brand relevance, customer experience, and feature/functionality provide meaningful incremental value. If we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers, market the software and services in a cost-effective manner, offer ancillary services that are attractive to users, and develop the software and services at a low enough cost to be able to offer them at a competitive price point, it could result in a Material Adverse Effect.
The IRS’s errors in disbursing the EIP2 payments and its subsequent disparate treatment of our Tax Preparation business in connection with the EIP2 payments as compared to certain competitors may also negatively impact our relationships with our customers or our reputation, which may adversely impact our ability to attract or retain Tax Preparation customers. As acknowledged by the IRS, in January 2021, the IRS directed millions of EIP2 payments, including EIP2 payments payable to our customers, to incorrect bank accounts associated with tax preparation software providers. As instructed by the IRS, our bank partner returned the funds to the IRS immediately. Days after the return of funds by many financial institutions, the IRS permitted the financial institutions that had not yet returned the money to the IRS to re-distribute the funds to taxpayers if they were in possession of the accurate banking information. Because their financial partners had not complied with the IRS direction to return funds, certain TaxAct competitors were able to begin distributing stimulus payments to their customers. The negative consumer sentiment arising from the above-described IRS actions may lead some TaxAct customers to move to other tax software providers, and we are unable to estimate the potential impact on our business at this time. Should similar IRS errors and/or similar disparate treatment occur in connection with EIP3 payments, it could have an adverse impact on our Tax Preparation business.
Our Tax Preparation business also faces potential competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers, which could reduce the need for TaxAct’s software and services. These or similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. The Free File Program is currently the sole means by which the IRS offers tax software to taxpayers. The Free File Program is a partnership between the IRS and the Free File Alliance, a group of private sector tax preparation companies of which we are a member that has agreed to offer free electronic tax filing services to taxpayers meeting certain income-based guidelines. The Free File Program’s continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The IRS’s current agreement with the Free File Alliance is scheduled to expire in October 2021, although it could be amended or terminated before that date. Recently, we and certain of our competitors have become the subject of legal proceedings and/or regulatory inquiries relating to the provision and marketing of the products that they offer
Blucora, Inc. | 2020 Form 10-K 19

under the Free File Program. These proceedings and/or the negative publicity associated with these proceedings may decrease the government’s or industry members’ support of the Free File Program, and increase the likelihood that such program is terminated. If the IRS enters the software development and return preparation space, whether as a result of the Free File Program not being renewed upon expiration of the agreement, the Free File Program being amended or terminated, or for another reason, then the federal government would be a publicly funded direct competitor of us and the U.S. tax services industry as a whole.
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
Customer service and performance are important factors in the success of our Wealth Management business, while customer service, ease-of-use, and product performance and accuracy are important factors in the success of our Tax Preparation business. Strong customer service and product performance help increase customer retention and generate sales of products and services. In contrast, poor service or poor performance of our financial or software products could impair our revenues and earnings, as well as our prospects for growth. In our Wealth Management business, clients can terminate their relationships with us or our financial professionals at will, and in our Tax Preparation business, deficiencies in our service or product performance could lead customers to choose a competitor’s product or services. There can be no assurance as to how future performance of financial or software products will compare to that of our competitors, and, in the context of financial investment products, historical performance is not indicative of future returns. Particularly, for the Wealth Management business, a decline or perceived decline in performance, on an absolute or relative basis, could cause a decline in sales of mutual funds and other investment products, an increase in redemptions and the termination of asset management relationships. Such actions may reduce our aggregate amount of advisory assets and reduce management fees. Poor performance could also adversely affect our ability to expand the distribution of our products through independent financial professionals.
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
For the Wealth Management business, competition from other financial services firms, such as reduced commissions to attract clients or trading volume, direct-to-investor online financial services, or higher deposit interest rates to attract customer cash balances, or increased recruiting bonuses to attract financial professionals, could adversely impact our business. Clients of our Wealth Management business could also reduce the aggregate amount of their assets managed by us or shift their funds to other types of accounts with different rate structures for any number of reasons, including performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial professionals’) reputation in the marketplace, changes in customer management or ownership, loss of key investment management personnel and financial market performance. Our clients (or clients of our financial professionals) can withdraw the assets we manage on short notice, making our future customer and revenue base unpredictable. A reduction in assets and the resulting decrease in revenues and earnings could have a Material Adverse Effect. Moreover, investors in the mutual funds and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice, and investors in other types of pooled vehicles we advise may typically redeem their investments with fairly limited or no prior notice, thereby reducing our advisory assets. These investors may redeem their investments for any number of reasons, including general financial market conditions, the absolute or relative performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor performance relative to other funds tends to result in decreased purchases and increased
Blucora, Inc. | 2020 Form 10-K 20

redemptions of fund shares. In a declining stock market, the pace of redemptions could accelerate, resulting in a decline in our advisory assets, which could negatively impact our fee revenues and result in a Material Adverse Effect.
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
Our business depends on fees generated from the distribution of financial products and fees earned from management of advisory accounts, and changes in market values or in the fee structure of such products or accounts could adversely affect our revenues, business, and financial condition.
A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business, and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fee revenue from the investment management and distribution services we provide on behalf of the mutual funds and annuities. Should issuers of these products leave the market or discontinue offering or paying trail compensation on some or all of their products, our revenues could be negatively impacted. The investment management fees we are paid may also decline over time due to factors such as increased competition, renegotiation of contracts and the introduction of new, lower-priced investment products and services. Changes in market values or in the fee structure of asset management accounts could adversely affect our revenues, business, and financial condition.
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
If we are unable to attract and retain productive financial professionals, including our in-house financial professionals and our independent contractor financial professionals, our financial results will be negatively impacted.
Our Wealth Management business derives a large portion of its revenues from commissions and fees generated by its financial professionals, including our in-house financial professionals. Our ability to attract and retain productive independent contractor and in-house financial professionals has contributed significantly to our growth and success. If we fail to attract new financial professionals or to retain and motivate our financial professionals, our business may suffer.
The market for productive financial professionals is highly competitive, and we devote significant resources to attracting and retaining the most qualified financial professionals. In attracting and retaining financial professionals, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies, and other independent broker-dealers. Financial industry competitors are increasingly offering guaranteed contracts, upfront payments, and greater compensation to attract successful financial professionals. These can be important factors in a current financial professional’s decision to leave us as well as in a prospective financial professional’s decision to join us, and we may not be able to offer competing packages to successfully recruit financial professionals. We also have experienced and may continue to experience difficulty retaining financial professionals following a material acquisition or as a result of pricing or product changes. We also
Blucora, Inc. | 2020 Form 10-K 21

have entered, and may in the future enter, into agreements with Avantax Wealth Management financial professionals whereby we acquire their financial services business and, following the consummation of the transaction, we serve their clients through our in-house financial professionals. We might not be successful in consummating these transactions; we may not realize the anticipated benefits from the transactions that we do consummate; and we could lose clients who may be unhappy with these acquisitions following their completion. If any of our in-house financial professionals leave us, clients that worked with such in-house financial professionals may be unhappy and terminate their relationships with us. In addition, our Wealth Management business has recently gone through a series of rebranding initiatives. Our financial professionals may be unhappy with the new branding or with various aspects of the rebranding process and may decide to leave us. There can be no assurance that we will be successful in our efforts to attract and retain the financial professionals needed to achieve our growth objectives.
Moreover, the costs associated with successfully attracting and retaining financial professionals could be significant, and there is no assurance that we will generate sufficient revenues from those financial professionals’ business to offset such costs. Designing and implementing new or modified compensation arrangements and equity structures to successfully attract and retain financial professionals is complicated. Changes to these arrangements could themselves cause instability within our existing investment teams and negatively impact our financial results and ability to grow. In addition, our compensation arrangements with our financial professionals are primarily based on client transaction and/or client asset levels, which we believe incentivizes appropriate financial professional performance and assists in attracting and retaining successful financial professionals. Our cost of revenue (which includes commissions and advisory fees paid to financial professionals) may fluctuate from quarter-to-quarter depending on the amount of commissions we are required to pay to our financial professionals, and if the amounts we are required to pay are different than our expectations, our operating results may be adversely impacted.
We have in the past issued and may in the future issue shares of common stock or other securities convertible into or exchangeable for shares of common stock to our financial professionals in order to attract and retain such individuals. In connection with the 1st Global Acquisition, we issued a substantial number of equity awards to our financial professionals and may do so for any future acquisitions. The issuance of additional shares of our common stock upon vesting or conversion of these awards may substantially dilute the ownership interests of our existing stockholders and reduce the number of shares of common stock available for issuance under our equity incentive plans.
In addition, the wealth management industry in general is experiencing a decline in the number of younger financial professionals entering the industry. We are not immune to that industry trend. If we are unable to replace financial professionals as they retire, or to assist retiring financial professionals with transitioning their practices to existing financial professionals, we could experience a decline in revenue and earnings.
In addition, as some of our financial professionals grow their advisory assets, they may decide to disassociate from us to establish their own RIAs and take customers and associated assets into those businesses. We seek to deter financial professionals from taking this route by continuously evaluating our technology, product offerings, and service, as well as our financial professional compensation, fees, and pay-out policies, to ensure that we are competitive in the market and attractive to successful financial professionals. We may not be successful in dissuading such financial professionals from forming their own RIAs, which could cause a material volume of customer assets to leave our platform, which would reduce our revenues and could cause a Material Adverse Effect. We also have entered, and may in the future enter, into agreements with Avantax Wealth Management financial professionals to induce them to join our Avantax Planning Partners’ in-house team of financial professionals. We might not be successful in consummating these transactions, and we may not realize the anticipated benefits from the transactions that we do consummate.
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
Blucora, Inc. | 2020 Form 10-K 22

Domestic and international factors that could affect our business include, but are not limited to, trading levels, investing, origination activity in the securities markets, security and underlying asset valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, the supply of and demand for loans and deposits, United States and foreign government fiscal and tax policies, United States and foreign government ability, real or perceived, to avoid defaulting on government securities, inflation, decline and stress or recession in the United States and global economies generally, terrorism and armed conflicts, the impact of the United Kingdom’s exit from the European Union, and natural disasters such as weather catastrophes and widespread health emergencies, such as the COVID-19 pandemic. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, certain life events, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality.
In addition, the COVID-19 pandemic has had a material negative impact on the U.S. and global economy as a whole, especially during the first quarter of 2020, and has caused substantial disruption in the U.S. and global securities and debt markets. While the United States and global financial markets experienced increased stability in the second, third and fourth quarters of 2020, uncertainty and potential volatility remain. A period of sustained downturns and/or volatility in the securities markets, changes in interest rates by the Federal Reserve, a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors could have a Material Adverse Effect on our business. We could experience a decline in commission revenue from lower trading volumes, a decline in fees from reduced portfolio values of securities managed on behalf of our customers, a reduction in revenue from capital markets and advisory transactions due to reduced activity, increased credit provisions and charge-offs, losses sustained from our customers’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. Periods of reduced revenue and other losses could be accompanied by periods of reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short time periods is limited.
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
Challenging economic times and changes to the Federal or various states’ tax code (personal and/or corporate) could cause potential new customers not to purchase or to delay purchasing of our products and services, and could cause our existing customers to discontinue purchasing or delay upgrades of our existing products and services, thereby negatively impacting our revenues and future financial results. Poor economic conditions and high unemployment have caused, and could in the future cause, a significant decrease in the number of tax returns filed, which may have a significant effect on the number of tax returns we prepare and file. In addition, weakness in the end-user consumer and small business markets could negatively affect the cash flow of our distributors and resellers who could, in turn, delay paying their obligations to us, which could increase our credit risk exposure and cause delays in our recognition of revenue or future sales to these customers. The issuance of additional Economic Impact Payments via the IRS could disrupt the tax season and cause customer confusion, which could have an impact on our financial results. Any of these events could have a Material Adverse Effect. See “We may be negatively impacted by any future changes in tax laws” for a discussion of additional risks related to changes in the tax code.
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
Blucora, Inc. | 2020 Form 10-K 23

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
Our Wealth Management business does not offer any proprietary financial products. Instead, it provides wealth, investment and insurance products through distribution agreements with third-party financial institutions, including banks, mutual funds, and insurance companies. These products are sold by our financial professionals, most of which are independent contractors. Maintaining and deepening relationships with these unaffiliated distributors and financial professionals is an important part of our growth strategy because strong third-party distribution arrangements enhance our ability to market our products and increase our advisory assets, revenues, and profitability. There can be no assurance that the distribution and financial professional relationships we have established will continue, or that they will continue under existing or favorable terms. Our distribution partners and financial professionals may cease to operate, consolidate, institute cost-cutting efforts, discontinue product sales or compensation streams, or otherwise terminate their relationship with us. Any such reduction in access to third-party distributors and financial professionals may have a Material Adverse Effect on our ability to market our products and to generate revenue in our Wealth Management segment. In addition, there are risks associated with our third-party clearing and custody firm that we rely on to provide clearing and custody services for our Wealth Management business.
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
The products and services offered by our Wealth Management and Tax Preparation businesses are reliant on products, tools, platforms, systems and services provided by key vendors and partners, including in the case of our Wealth Management business, third-party CPA firms and financial professionals. If these third-party products, tools, platforms, systems and services do not operate as anticipated, our ability to conduct and grow our operations and execute our business strategy could be materially harmed and we could incur harm to our business and reputation, as well as potentially significant costs to improve or replace such products and services.
Our business is reliant upon various providers of financial, accounting, technology, marketing, and business products, tools, platforms, systems and services that we use to conduct operations relating to our Wealth Management and Tax Preparation businesses. In our Wealth Management business, these key relationships include, among others, our network of financial professionals and CPA partner firms, the provider of our clearing platform, and the provider our investment advisory platform, each of which we rely on to conduct many business activities and transactions with clients, financial professionals, vendors and other third parties.
The products, tools, platforms, systems and services provided by key vendors and partners have required, and may continue to require, significant operational, technological, and logistical efforts from our financial professionals, employees and contractors in order to effectively implement and integrate into our operations. We expect to continue to acclimate our current and future employees, financial professionals and clients to these third party’s technology, product offerings, processes, procedures, workflows and capabilities from time to time. The technology, service and product offerings of other key vendors and partners may not be accepted by key stakeholders, customers or clients at the levels we anticipate, and may not provide the level of benefits that we expect even if accepted.
If a significant number of our key stakeholders, including financial professionals, customers, or clients, are or become dissatisfied by the different products, tools, platforms, systems and services, including related technology, processes, policies and products, that our key vendors and partners offer and they leave, use a competitor’s product or services, or seek contractual terms with us that are less favorable to our business, it could have a Material Adverse Effect.
Blucora, Inc. | 2020 Form 10-K 24

If our goodwill or other intangible assets become impaired, we have been, and in the future may be, required to record a significant impairment charge, which could result in a Material Adverse Effect.
We are required to test goodwill and other intangible assets for impairment at least annually or more frequently if there are indicators that the carrying amount of our goodwill and other intangible assets, which consist primarily of our financial professional, customer, and sponsor relationships, our technology and our trade names, exceed their fair value. For these impairment tests, we use various valuation methods to estimate the fair value of our goodwill and intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. As of December 31, 2020, we had $454.8 million of goodwill and $322.2 million of other intangible assets on our consolidated balance sheet. For the year ended December 31, 2020, in connection with the Wealth Management reporting unit, we recorded a non-cash impairment charge of $270.6 million, as discussed further in “Item 8. Financial Statements and Supplementary Data—Note 5.”
It is possible that we could have additional impairment charges for goodwill or other intangible assets in future periods if, among other things, (i) overall economic conditions in current or future years decline, (ii) business conditions or our strategies for a specific business unit or our trade names change from our current strategies or assumptions, (iii) we suffer from an event that impacts our reputation or brand, or (iv) we experience significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. If we divest or discontinue businesses or products that we previously acquired or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such charges could negatively impact our operating results and could cause a Material Adverse Effect.
We have had recent senior leadership transitions, and if we are not effective in managing those transitions, our business could be adversely impacted and we could experience a Material Adverse Effect.
We have had recent senior leadership transitions and have replaced some of our executive officers and senior leadership team. While many of our executive officers have relevant industry experience, many are new to our Company. Changes in senior management are inherently disruptive and can be difficult to manage, and efforts to implement any new strategic or operating goals may not succeed in the absence of a long-term management team. Periods of transition in senior management are often difficult due to cultural differences that may result from changes in strategy and style and the time required for new executives to gain detailed operational knowledge. These changes could also cause concerns to regulatory bodies, ratings agencies and third parties with whom we do business, and may increase the likelihood of turnover of our employees and, in the case of our Wealth Management business, turnover of financial professionals. Additionally, senior leadership transitions have resulted, and in the future may result, in significant transition costs. If we are not effective in managing these leadership and employee transitions, our business could be adversely impacted, and we could experience a Material Adverse Effect.
If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our businesses.
Our business and operations are substantially dependent on the performance of our key employees and our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel, including personnel with experience and expertise in the wealth management, tax preparation, and technology industries. Qualified personnel with experience relevant to our businesses are scarce, and competition to recruit them is intense. Changes of management or key employees may disrupt operations, and if we lose the services of one or more key employees, including potential losses of key employees due to COVID-19 disruptions, illness, or death and are unable to recruit and retain a suitable successor with relevant experience or if we fail to successfully hire, retain and manage a sufficient number of highly qualified employees, we may have difficulties in timely managing, supporting or expanding our businesses which could cause a Material Adverse Effect. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.
We use stock options, restricted stock units, and other equity-based awards, along with cash-based bonus programs, to recruit and retain senior-level employees and financial professionals. With respect to those employees or financial professionals to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in the aggregate or individually is either not deemed by the employee or financial professional to be substantial enough or deemed so substantial that the employee or financial professional
Blucora, Inc. | 2020 Form 10-K 25

leaves after their equity-based awards vest. If the value of equity-based awards granted to our key employees declines, we may be unsuccessful in retaining our key employees and financial professionals. We may undertake or seek stockholder approval to undertake other equity-based programs to retain key personnel, which may be viewed as dilutive to our existing stockholders or may increase our compensation costs. There can be no assurance that any such programs, if approved by our stockholders, or any other incentive programs, would be successful in motivating and retaining our employees.
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
We offer our digital tax preparation products and services through our website and through our mobile applications. If our customers do not deem our website or our mobile applications user friendly or if they deem our competitors’ websites or mobile applications more user friendly or better than ours, our market share could decline, which could have a Material Adverse Effect. In addition, we regularly make upgrades to the technology we use for our tax preparation products, and these upgrades are expected to provide a better user experience and help us to keep existing customers or attract new customers. If our mobile applications or the other upgrades we make to the technology we use in our Tax Preparation business are not successful, it could result in wasted development costs or damage to our brands and market share, any of which could have a Material Adverse Effect. We may also encounter problems in connection with our mobile application, and we may need to devote significant resources to the creation, support, and maintenance of new user experiences.
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
Our Tax Preparation and Wealth Management businesses collect, use, and retain large amounts of confidential personal and financial information from their customers. Maintaining the integrity of our systems and networks is critical to the success of our business operations, including the retention of our customers and financial professionals, and to the protection of our proprietary information and our customers’ personal information. A major breach or failure of our systems or those of our third-party service providers or partners may have materially negative consequences for our businesses, including possible fines, penalties and damages, reduced demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.
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
Blucora, Inc. | 2020 Form 10-K 26

In addition, hackers may develop and deploy viruses, worms, and other malicious software programs that can be used to attack our or our third-party service providers’ operating systems and network infrastructure. Although we utilize network and application security measures, internal controls, and physical security procedures to safeguard our systems, there can be no assurance that a security breach, intrusion, or loss or theft of personal information will not occur. Any such incident could cause a Material Adverse Effect and require us to expend significant resources to address these problems, including notification under data privacy regulations. In addition, our employees (including temporary and seasonal employees) and contractors may have access to sensitive and personal information of our customers and employees. While we conduct background checks on our employees and contractors and limit access to systems and data, it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. It is also possible that unauthorized access to or disclosure of customer data may occur due to inadequate use of security controls by our customers. Unauthorized persons could gain access to customer accounts if customers do not maintain effective access controls of their systems and software.
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
Blucora, Inc. | 2020 Form 10-K 27

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
Our Tax Preparation business is highly seasonal, with a significant portion of our annual revenue for such services typically earned in the first four months of our fiscal year. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including cash and resource management during the last eight months of our fiscal year, when our Tax Preparation business generally operates at a loss and incurs fixed costs of preparing for the upcoming tax season, responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, and ensuring optimal uninterrupted operations and service delivery during the tax season. If we experience significant business disruptions during the tax season or if we are unable to satisfactorily address the challenges described above and related challenges associated with a seasonal business, it could result in a Material Adverse Effect.
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
See “The current COVID-19 pandemic could have a Material Adverse Effect.” for additional information regarding the impact of COVID-19 on the seasonal nature of our Tax Preparation business.
The United States government’s inability to agree on a federal budget, and/or its decision to issue additional Economic Impact Payments, may adversely impact our operations and financial results.
In the past, the failure of the United States government to timely complete its budget process has resulted in shutdowns of the federal government. During these shutdowns, certain regulatory agencies, such as the IRS and the United States Department of the Treasury, have had to furlough critical employees and cease certain critical activities.
During a prolonged government shutdown, the ability of the IRS to timely review and process tax return filings may be significantly delayed, and representatives of the IRS may be unable to answer crucial taxpayer questions. Even after the shutdown has ended, the IRS may be significantly delayed in processing tax return filings as a result
Blucora, Inc. | 2020 Form 10-K 28

of accumulating a backlog of filings during the shutdown. These may be further exacerbated in years where there are significant changes to existing tax legislation.
The issuance of additional Economic Impact Payments via the IRS could disrupt the tax season and cause customer confusion or diversion.
Any uncertainty surrounding the ability of the IRS to process tax return filings and Economic Impact Payments and respond to taxpayer questions could cause our customers not to purchase or to delay purchasing our products and services, thereby negatively impacting our revenues and future financial results, which could result in a Material Adverse Effect on our Tax Preparation business.
If our enterprise risk management and compliance frameworks, including our policies and procedures, are not effective at mitigating risk and loss to us, we could be exposed to unidentified or unanticipated risks, suffer unexpected claims or losses, experience reputational harm, and/or cause a Material Adverse Effect.
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
We also maintain a compliance program designed to identify, measure, assess, and report on adherence to applicable laws, policies and procedures to which we and our employees, contractors and financial professionals may be subject. While we seek to assess and improve our programs and policies on an ongoing basis, there can be no assurance that our risk management or compliance programs and policies, along with other related controls, will effectively limit claims or losses and mitigate all risk in our business. As with any risk management or compliance framework, there are inherent limitations to our risk management strategies and certain risks may exist, or develop in the future, that we have not appropriately anticipated or identified, particularly relating to conduct that is difficult to detect and deter. If these frameworks, including the internal controls and other risk-mitigating factors we employ, are not successful in identifying, monitoring and managing risks, we may be subject to the risks of errors and misconduct by our employees, contractors, financial professionals and other parties with whom we conduct business, such as fraud, non-compliance with policies, rules or regulations, recommending transactions that are not suitable, and improperly using or disclosing confidential information. We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in our businesses. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as the risk of counterparty denial of coverage, default or insolvency. If our risk management and compliance framework prove ineffective, we could suffer unexpected claims or losses, experience reputational harm, and/or cause a Material Adverse Effect.
In our Wealth Management business, prevention and detection of wrongdoing or fraud by our financial professionals, many of which are not our employees and tend to be located remotely from our headquarters, present unique challenges. There cannot be any assurance that misconduct by our financial professionals will not lead to a Material Adverse Effect on our business. RIAs have fiduciary obligations that require us and our financial professionals to act in the best interests of our customers and to disclose any material conflicts of interest. Conflicts of interest are under growing scrutiny by U.S. federal and state regulators. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex. A perceived or actual failure to address conflicts of interest adequately could affect our reputation, the willingness of customers to transact business with us or give rise to litigation or regulatory actions, any of which could have a Material Adverse Effect.

Blucora, Inc. | 2020 Form 10-K 29

LEGAL AND REGULATORY RISKS
Our Wealth Management business is subject to extensive regulation, and failure to comply with these regulations or interpretations thereof could have a Material Adverse Effect.
Our Wealth Management business is subject to enhanced regulatory scrutiny and is heavily regulated by multiple agencies, including the SEC, FINRA, state securities and insurance regulators, and other regulatory authorities. Failure to comply with these regulators’ laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect. In addition, regulators may adopt new laws, rules or regulations, or their interpretation of existing laws, rules or regulations may differ from our interpretation of the laws, rules or regulations that are applicable to our business. Regulators may undertake certain initiatives or reviews of our business and may also pursue enforcement actions against us based on their initiatives or their interpretation of the laws, rules or regulations that could require or prompt us to change our business practices, increase our costs, including resulting in significant fines, penalties and disgorgement, reduce our revenue, or cause reputational harm, any of which could cause a Material Adverse Effect.
The regulatory environment in which our Wealth Management business operates is continually evolving, and the level of financial regulation to which we are subject has generally increased in recent years. Regulators have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we will market products and services in our Wealth Management business, manage our Wealth Management business operations, and interact with regulators. The new Biden administration may undertake a broad review of U.S. fiscal laws and regulations. If significant changes are enacted as a result of this review, such changes could negatively impact our Wealth Management business and cause a Material Adverse Effect.
On June 5, 2019, the SEC adopted Reg. BI, elevating the standard or care for broker-dealers from the current “suitability” requirement to a “best interest” standard when making a recommendation of any securities transaction to a retail customer. The “best interest” standard requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer and imposes certain disclosure and policy and procedural obligations. The SEC also adopted Form CRS, which requires RIAs and broker-dealers to deliver to retail investors a succinct, plain English summary about the relationship and services provided by the firm and the required standard of conduct associated with the relationship and services. In connection with adopting Reg. BI, the SEC added new record-making and record-keeping rules.
The compliance date for Reg. BI and its related rules was June 30, 2020. On April 7, 2020, the SEC stated that for initial examinations of Reg. BI and Form CRS, the SEC would focus on assessing whether broker-dealers have made a good faith effort to implement policies and procedures reasonably designed to comply with Reg. BI and Form CRS. Subsequently, on December 21, 2020, the SEC stated that in January 2021, it will be expanding the scope of Reg. BI and Form CRS examinations to focus on the specific requirements of Reg. BI, including those that go beyond suitability standards and require broker-dealers to have a reasonable basis to believe that recommendations are in retail customers’ best interests, as well as whether broker-dealers have effectively implemented written policies and procedures addressing Reg. BI and Form CRS. Although we believe we have taken steps to comply with Reg. BI and Form CRS, we are continuing to implement policies and procedures reasonably designed to comply with Reg. BI and Form CRS. If the SEC does not believe we have sufficiently complied or if we fail to continue to comply with the requirements of Reg. BI and Form CRS, we could be subject to fines or regulatory actions that result in a Material Adverse Effect on our business or financial condition. Because our brokerage business comprises a significant portion of our business, our failure to successfully conform to these standards could negatively impact our results.
Reg. BI’s new standards of conduct and other requirements that heighten the duties of broker-dealers and financial professionals have resulted in, and may continue to cause, additional supervisory, compliance, and training costs and burdens, as well as management and financial professional distraction. The additional obligations of the rule could also impact the compensation our Wealth Management business and our financial professionals receive for selling certain types of products, particularly those that offer different compensation across different share classes (such as mutual funds and variable annuities), all of which could have a Material Adverse Effect on our business. In addition, Reg. BI prohibits a broker-dealer and its associated persons from using the term “adviser” or “advisor” if the associated person is not an investment advisor representative of an RIA. This prohibition has required us to change the titles of certain of our advisors to “financial professionals,” which could lead to confusion regarding the appropriate use of the term.
Blucora, Inc. | 2020 Form 10-K 30

Legislatures and securities regulators in certain states in which we do business have enacted (or have considered enacting) their own standard of conduct rules for broker-dealers, insurance agents, and investment advisers. The requirements and scope of these state rules are not uniform. Accordingly, we may have to adopt different policies and procedures in different states, which could create added compliance, supervision, training and sales costs for our Wealth Management business. Should more states enact similar legislation or regulations, it could result in material additional compliance costs and could have a Material Adverse Effect.
Avantax Wealth Management distributes its products and services through financial professionals who affiliate with us as independent contractors. There can be no assurance that legislative, judicial, or regulatory (including tax) authorities will not introduce proposals or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of certain of our financial professionals as independent contractors. Although we believe we have properly classified certain of our financial professionals as independent contractors, the IRS or other U.S. federal or state authorities or similar authorities may determine that we have misclassified certain of our financial professionals as independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties, which could have a Material Adverse Effect on our business model, financial condition, and results of operations.
In addition, the SEC and FINRA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, our Wealth Management business is subject to Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related requirements of self-regulatory organizations, which specify minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. As a result of the Net Capital Rule, our ability to withdraw capital from our subsidiaries that comprise our Wealth Management business could be restricted, which in turn could limit our ability to repay debt, redeem or purchase shares of our outstanding stock, or pay dividends, which could have a Material Adverse Effect. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.
Our Wealth Management business offers products sponsored by third parties, including, but not limited to, mutual funds, insurance, annuities, and alternative investments. These products are subject to complex laws, rules and regulations that change frequently. Although we have controls in place to facilitate compliance with such laws, rules and regulations, there can be no assurance that our interpretation of the regulations will be consistent with various regulators’ interpretations, that our procedures will be viewed as adequate by regulatory examiners, or that the operating subsidiaries will be deemed to be in compliance with regulatory requirements in all material respects. If products sold by our Wealth Management business do not perform as anticipated due to market factors or otherwise, or if product sponsors become insolvent or are otherwise unable to meet their obligations, this could result in material litigation and regulatory action against us. In addition, we could face liabilities for actual or alleged breaches of legal duties to customers with respect to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our financial professionals.
In addition, the risks we face with respect to complying with regulatory requirements for our Wealth Management business may be exacerbated by the effects of COVID-19, particularly with respect to risks associated with our ability to comply with new regulations. Given the unprecedented nature of the COVID-19 pandemic, it is difficult for us to predict how it will continue to impact our business and our ability to adopt new policies, procedures, and training programs and employ the personnel necessary to ensure compliance with new regulations.
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
Blucora, Inc. | 2020 Form 10-K 31

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
Many aspects of our business involve substantial risks of liability and regulatory oversight. We are currently subject to certain legal and regulatory proceedings and are likely to be subject to such proceedings in the future. In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Any proceedings to which we are subject, such as regulatory proceedings (including investigations or inquiries), purported class actions, shareholder derivative lawsuits, or claims by wealth management clients, could result in substantial expenditures, generate adverse publicity and could significantly impair our business, or force us to change our business practices. Involvement in any regulatory proceeding or the defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees, insurance costs, and other related costs. In addition, litigation or regulatory proceedings (including those brought by state or federal agencies) relating to our business practices may result in additional costs, such as fines, penalties and disgorgement, or otherwise restrict or limit our business practices, including the offering of certain of our products or services. To the extent that any such additional costs are incurred, or restrictions implemented that limit or restrict certain business practices, it could result in a Material Adverse Effect.
Further, as required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and circumstances known to us at a particular point in time. Subsequent developments in legal or regulatory proceedings may affect our assessment and estimates of the loss contingency recorded as a liability or as a reserve
Blucora, Inc. | 2020 Form 10-K 32

against assets in our financial statements. See “Item 3. Legal Proceedings” along with “Item 8. Financial Statements and Supplementary Data—Note 10.” Because litigation, regulatory proceedings, and other disputes are inherently unpredictable, the results of any of these matters may have a Material Adverse Effect.
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
Regulation related to the provision of online services is evolving as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer, and use of data. This includes, for example, the European Union’s General Data Protection Regulation, the California Consumer Protection Act of 2018, which became effective on January 1, 2020, the California Privacy Rights Act of 2020, which expands upon the California Consumer Protection Act and was passed in November 2020, and the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act. If we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
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
We have begun, and currently plan to continue, increasing our capture and use of user data for marketing purposes. In connection with our use of user data for marketing efforts, concerns may be expressed about whether our products, services, or processes compromise the privacy of users, customers and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy related matters, even if unfounded, could damage the reputation of our business and our brands and adversely affect our operating results.
We may be negatively impacted by any future changes in tax laws.
Changes in state and federal tax laws and/or filing deadlines, including changes associated with the Economic Impact Payments, have required, and may in the future require updates to our tax preparation software used in our Tax Preparation business. Such updates are costly and may be time consuming to ensure that they accurately reflect the new laws that are adopted. In addition, further changes in the way that state and federal governments structure their taxation regimes could also cause a Material Adverse Effect on our Tax Preparation business. The introduction of a simplified or flattened federal or state taxation structure may make our services less necessary or attractive to individual filers, which could reduce revenue and the number of units sold. We also face risk from the
Blucora, Inc. | 2020 Form 10-K 33

possibility of increased complexity in taxation structures, which may encourage some of our customers to seek professional tax advice instead of using our software or services. In the event that such changes to tax structures cause us to lose market share or cause a decline in customers, it could cause a Material Adverse Effect.
If third parties claim that our services infringe upon their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.
Companies and individuals with rights relating to the technology industry have frequently resorted to litigation regarding intellectual property rights. These parties have in the past made, and may in the future make, claims against us alleging infringement of patents, copyrights, trademarks, trade secrets, or other intellectual property or proprietary rights, or alleging unfair competition or violations of privacy or publicity rights. Responding to any such claims could be time-consuming, result in costly litigation, divert management’s attention, cause product or service release delays, or require removal or redesigning of our products or services, payment of damages for infringement, or entry into royalty or licensing agreements. Our technology, services, and products may not be able to withstand any third-party claims or rights against their use. In some cases, the ownership or scope of an entity’s or person’s rights is unclear. In addition, the ownership or scope of such rights may be altered by changes in the legal landscape, such as through developments in U.S. or international intellectual property laws or regulations or through court, agency, or regulatory board decisions. If a successful claim of infringement were made against us and we could not develop non-infringing technology or content or license the infringed or similar technology or content on a timely and cost-effective basis, we could experience a Material Adverse Effect.
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
RISKS RELATED TO ACQUISITIONS
We may fail to realize all of the anticipated benefits of the HKFS Acquisition or those benefits may take longer to realize than expected.
We may fail to realize all of the anticipated benefits of the HKFS Acquisition, including the expected operational, revenue, and cost synergies with our Wealth Management business and the level of revenue and profitability growth that we are expecting, or these benefits may not be achieved within the anticipated timeframe. In addition, we have faced, and may in the future face, difficulties in attracting and retaining key financial professional employees of Avantax Planning Partners. Departures of financial professionals have in the past resulted, and could in the future result, in lost relationships with CPA firms and clients, which has led, and could in the future lead, to a reduction in client asset levels and a corresponding reduction in advisory revenue, as well as the loss of referrals. We may also face certain integration challenges, which could divert management’s attention from ongoing operations and opportunities.
Furthermore, we have incurred significant transaction costs in connection with the HKFS Acquisition, including payment of certain fees and expenses incurred in connection with the HKFS Acquisition and the financing of the HKFS Acquisition, and our future financial results could be impacted if goodwill or other intangible assets we acquired in the HKFS Acquisition become impaired.
Blucora, Inc. | 2020 Form 10-K 34

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
In addition, the integration of 1st Global’s business may result in material unanticipated problems, expenses, liabilities, competitive responses, and loss of financial professionals, customers, and other business relationships, which could be material. Additional integration challenges could include:
•diversion of management’s and our employees’ attention to integration matters;
•higher than anticipated integration costs and difficulties in achieving anticipated cost savings, synergies, business opportunities, and growth prospects from the 1st Global Acquisition;
•difficulties in the integration of operations and systems, including the use of our clearing platform;
•difficulties in conforming standards, controls, procedures and accounting and other policies, business cultures and compensation structures;
•difficulties in keeping financial professionals and clients;
•difficulties in managing the expanded operations of a significantly larger and more complex company; and
•the impact of potential liabilities inherited from 1st Global, including potential liability related to a regulatory inquiry. See “Item 8. Financial Statements and Supplementary Data—Note 3” for additional information.
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
We may seek to acquire companies or assets that complement our Wealth Management and Tax Preparation businesses, and we may be unsuccessful in completing any such acquisitions on favorable terms or integrating any company acquired.
We may seek to acquire companies or assets that complement our Wealth Management and Tax Preparation businesses. There can be no guarantee that any of the opportunities that we evaluate will result in the purchase by us of any business or asset being evaluated, or that we will be able to successfully integrate businesses that we have acquired or may in the future acquire.
Blucora, Inc. | 2020 Form 10-K 35

If we are successful in our pursuit of any complementary acquisition opportunities, we intend to use available cash, debt and/or equity financing, and/or other capital or ownership structures designed to diversify our capital sources and attract a competitive cost of capital, all of which may change our leverage profile. There are a number of factors that impact our ability to succeed in acquiring the companies and assets we identify, including competition for these companies and assets, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our businesses, taking into account potential benefits of operational synergies. However, these new business additions and acquisitions, if any, involve a number of risks and may not achieve our expectations, and, therefore, we could be materially and adversely impacted by any such new business additions or acquisitions. There can be no assurance that the short or long-term value of any business or technology that we develop or acquire will be equal to the value of the cash and other consideration that we pay or expenses we incur.
RISKS RELATED TO OUR FINANCING ARRANGEMENTS
We have incurred a significant amount of indebtedness, which may materially and adversely impact our financial condition and future financial results.
We are party to a senior secured credit facility, which consists of a term loan (the “Term Loan”) and revolving line of credit (the “Revolver”) for future working capital, capital expenditures and general business purposes. As of December 31, 2020, we had $563.2 million in principal amount of outstanding indebtedness under the Term Loan and no amounts outstanding under the Revolver. The final maturity date of the Term Loan and Revolver is May 22, 2024 and May 22, 2022, respectively. Under the terms of the Revolver, we may borrow up to $65.0 million, subject to customary terms and conditions.
Our level of indebtedness may materially and adversely impact our financial condition and future financial results by, among other things:
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
Our senior secured credit facility imposes certain restrictions on us, including restrictions on our ability to create liens, incur indebtedness and make investments. In addition, our senior secured credit facility includes certain financial covenants, the breach of which may cause the outstanding indebtedness to be declared immediately due and payable. If we fail to comply with our financial and other restrictive covenants contained in the agreements governing our indebtedness, we may be required to refinance all or part of our debt, sell important strategic assets at unfavorable prices or borrow more money. Our borrowings under the senior secured credit facility, and our ability to repay such borrowings, may also negatively impact our ability to obtain additional financing in the future and may affect the terms of any such financing.
In addition, we or our subsidiaries, may incur additional debt in the future. Any additional debt may result in risks similar to those discussed above or in other risks specific to the credit agreements entered into for those debts.

Blucora, Inc. | 2020 Form 10-K 36

Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.
Although we believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, acquisition earn-out payments, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. As of December 31, 2020, we had $563.2 million in principal amount of outstanding indebtedness under the Term Loan and no amounts outstanding under the Revolver. Servicing this debt will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to the seasonality of our Tax Preparation segment, as well as other economic, financial, competitive, and other factors beyond our control. Our businesses may not continue to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Changes in the debt and capital markets, including market disruptions, limited liquidity, an increase in interest rates, changes in our credit rating, and our financial condition and results at such time, among other potential factors, may limit our ability to obtain or increase the cost of financing, as well as the risks of refinancing maturing debt. This may affect our ability to raise needed financing and reduce the amount of cash available to fund our operations, acquisitions, or other growth initiatives.
In addition, we may evaluate complementary acquisitions of businesses, products, or technologies from time to time. Any such transactions, if completed, may use a significant portion of our cash and cash equivalents. If we are unable to liquidate our investments when we need liquidity for complementary acquisitions or for other business purposes, we may need to change or postpone such acquisitions or find alternative financing for them. We may seek additional funding through public or private financings, through sales of equity, or through other arrangements. Our ability to raise funds may be materially and adversely impacted by a number of factors, including factors beyond our control, such as economic conditions in the markets in which we operate and increased uncertainty in the financial, capital, and credit markets. Adequate funds may not be available when needed or may not be available on favorable terms. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. Any sale of a substantial amount of our common stock in the public market, either in the initial issuance or in a subsequent resale, could have a Material Adverse Effect on the market price of our common stock. If funding is insufficient at any time in the future, we may be unable, or delayed in our ability, to develop or enhance our products or services, take advantage of business opportunities, or respond to competitive pressures, any of which could materially harm our business.
RISKS RELATED TO OUR COMMON STOCK
Our stock price has been highly volatile and such volatility may continue.
The trading price of our common stock has been highly volatile, and such volatility does not always correspond to fluctuations in the market. Between January 1, 2019 and December 31, 2020, our closing stock price ranged from $8.82 to $36.32. On February 19, 2021, the closing price of our common stock was $16.18. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this Form 10-K and the following:
•actual or anticipated variations in quarterly and annual results of operations;
•impairment charges, changes in or loss of material contracts and relationships, dispositions or announcements of complementary acquisitions, or other business developments by us, our partners, or our competitors;
•changes in executive officers;
•conditions or trends in the tax preparation or wealth management markets or changes in market share;
•changes in general conditions in the United States and global economies or financial markets;
•effects of the COVID-19 pandemic on economies, markets, the tax season, IRS operations, trends in wealth management, and changes to interest rates;
Blucora, Inc. | 2020 Form 10-K 37

•announcements of technological innovations or new services by us or our competitors;
•changes in financial estimates or recommendations by securities analysts;
•disclosures of any accounting issues, such as restatements or material weaknesses in internal control over financial reporting;
•equity issuances resulting in the dilution of stockholders;
•the adoption of new regulations or accounting standards;
•adverse publicity (whether justified or not) with respect to our business; and
•announcements or publicity relating to litigation or governmental enforcement actions.
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
Our financial results have varied on a quarterly basis and are likely to continue to fluctuate in the future. These fluctuations could cause our stock price to be volatile or decline. Many factors could cause our quarterly results to fluctuate materially, including but not limited to:
•the inability of any of our businesses to implement business plans and to meet our expectations;
•the seasonality of our Tax Preparation business and the resulting large quarterly fluctuations in our revenues;
•variable demand for our services, rapidly evolving technologies and markets, and consumer preferences;
•the level and mix of total client assets and advisory assets, which are subject to fluctuation based on market conditions and client activity;
•the mix of revenues generated by existing businesses or other businesses that we develop or acquire;
•changes in interest rates or reductions in our cash sweep revenue;
•volatility in stock markets impacting the value of our advisory assets;
•effects of the COVID-19 pandemic;
•gains or losses driven by fair value accounting;
•litigation expenses and settlement costs;
•misconduct by employees, contractors and/or financial professionals, which is difficult to detect and deter;
•expenses incurred in finding, evaluating, negotiating, consummating, and integrating acquisitions;
•impairment or negative performance of the many different industries and counterparties we rely on and are exposed to;
•any restructuring charges we may incur;
•any economic downturn, which could result in lower acceptance rates on premium products and services offered by our Wealth Management business and impact the commissions and fee revenues of our financial advisory services;
•new court rulings, or the adoption of new or interpretation of existing laws, rules, or regulations, that adversely affect our business or that otherwise increase our potential liability or compliance costs;
Blucora, Inc. | 2020 Form 10-K 38

•impairment in the value of long-lived assets or the value of acquired assets, including goodwill, technology, and acquired contracts and relationships; and
•the effect of changes in accounting principles or standards or in our accounting treatment of revenues or expenses.
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
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, our capital allocation policy, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. For the year ended December 31, 2020, we did not repurchase any shares of our common stock under the stock repurchase plan, and as of December 31, 2020, there was approximately $71.7 million in remaining capacity under the stock repurchase plan. Any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
Our utilization of our federal NOLs may be severely limited or potentially eliminated.
As of December 31, 2020, we had federal NOLs of $249.2 million that will expire primarily between 2021 and 2037, with the majority of them expiring between 2021 and 2024. In recent years, we have been able to offset all of our federal cash tax liabilities with our federal NOLs, but we may not generate sufficient taxable income in future years to utilize all of our federal NOLs prior to their expiration. If our federal NOLs expire unused, their full benefit will not be realized. In addition, in years where our taxable income exceeds our federal NOLs, we will be required to make federal cash income tax payments.
In addition, if we were to have a change of ownership within the meaning of Section 382 of the Code (defined as a cumulative change of 50 percentage points or more in the ownership positions of certain stockholders owning five percent or more of a company’s common stock over a three-year rolling period), then under certain conditions, the amount of NOLs we could use in any one year could be limited. Our certificate of incorporation imposes certain limited transfer restrictions on our common stock that we expect would assist us in preventing a change of ownership and preserving our NOLs, but there can be no assurance that these restrictions will be sufficient. In addition, other restrictions on our ability to use the NOLs may be triggered by a merger or acquisition, depending on the structure of such a transaction. It is our intention to limit the potential impact of these restrictions, but there can be no guarantee that such efforts will be successful.
Delaware law and our organizational documents may impede or discourage a takeover that would be beneficial to our stockholders.
We are a Delaware corporation, and the anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire us, even if a change of control would be beneficial to our existing stockholders. For example, Section 203 of the Delaware General Corporation Law may discourage, delay, or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder. In addition, our certificate of incorporation and bylaws contain provisions that may discourage, delay, or prevent a third party from acquiring us without the consent of our Board, even if doing so would be beneficial to our stockholders. Provisions of our organizational documents that could have an anti-takeover effect or limit the activities of stockholders include:
•the requirement for supermajority approval by stockholders for certain business combinations;
•the ability of our board of directors to authorize the issuance of shares of undesignated preferred stock without a vote by stockholders;
Blucora, Inc. | 2020 Form 10-K 39

•the ability of our board of directors to amend or repeal our bylaws;
•limitations on the removal of directors;
•limitations on stockholders’ ability to call special stockholder meetings; and
•advance notice requirements for nominating candidates for election to our board of directors or for proposing matters that can be acted upon by stockholders at stockholder meetings.
Our certificate of incorporation also restricts any person or entity from attempting to transfer our stock, without prior permission from our board of directors, to the extent that such transfer would (i) create or result in an individual or entity becoming a five-percent stockholder of our stock, or (ii) increase the stock ownership percentage of any existing five-percent stockholder. Pursuant to our certificate of incorporation, any transfer that violates this provision shall be null and void and would require the purported transferee to, upon our demand, transfer the shares that exceed the five percent limit to an agent designated by us for the purpose of conducting a sale of such excess shares. This provision in our certificate of incorporation may make acquiring Blucora more expensive to the acquirer and could significantly delay, discourage, or prevent third parties from acquiring us without the approval of our board of directors.
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our principal corporate office is located in Dallas, Texas. Our Wealth Management segment primarily operates out of our Dallas corporate office, with additional office space located in Dubuque, Iowa (obtained in connection with the HKFS Acquisition). The Wealth Management segment also has smaller operational offices for its in-house financial professionals in various locations throughout the United States. The headquarters for our Tax Preparation segment is in Cedar Rapids, Iowa, with additional personnel who operate out of our Dallas corporate office. All of our facilities are leased.
ITEM 3. Legal Proceedings
See “Item 8. Financial Statements and Supplementary Data—Note 10” for information regarding legal proceedings.
ITEM 4. Mine Safety Disclosures
None.
Blucora, Inc. | 2020 Form 10-K 40

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol “BCOR.” On February 19, 2021, the last reported sale price for our common stock on the NASDAQ Global Select Market was $16.18 per share.
Holders
As of February 19, 2021, there were 325 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.
Share Repurchases
On March 19, 2019, we announced that our Board authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date.
For the year ended December 31, 2020, we did not repurchase any shares of our common stock under the stock repurchase plan. As of December 31, 2020, there was approximately $71.7 million in remaining capacity under the stock repurchase plan. In assessing our capital allocation priorities, we do not expect to make additional share repurchases in the near term.
For additional information regarding our stock repurchase program, see “Item 8. Financial Statements and Supplementary Data—Note 11.”
Blucora, Inc. | 2020 Form 10-K 41

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

		Years Ended December 31,
		2020	2019	2018	2017	2016
Consolidated Statements of Operations Data:	(1) (2)	(In thousands, except per share data)
Revenue:
Wealth management services revenue		$546,189	$507,979	$373,174	$348,620	$316,546
Tax preparation services revenue		208,763	209,966	187,282	160,937	139,365
Total revenue		754,952	717,945	560,456	509,557	455,911
Operating income (loss)		(269,120)	9	67,677	48,037	37,117
Other loss, net		(31,304)	(16,915)	(15,797)	(44,551)	(39,781)
Income (loss) from continuing operations before income taxes		(300,424)	(16,906)	51,880	3,486	(2,664)
Income tax benefit (expense)		(42,331)	65,054	(311)	25,890	1,285
Income (loss) from continuing operations		(342,755)	48,148	51,569	29,376	(1,379)
Discontinued operations, net of income taxes	(3)	—	—	—	—	(63,121)
Net income (loss)		(342,755)	48,148	51,569	29,376	(64,500)
Net income attributable to noncontrolling interests		—	—	(935)	(2,337)	(658)
Net income (loss) attributable to Blucora, Inc.		$(342,755)	$48,148	$50,634	$27,039	$(65,158)
Basic net income (loss) per share attributable to Blucora, Inc.:
Continuing operations		$(7.14)	$1.00	$0.94	$0.61	$(0.05)
Discontinued operations	(3)	—	—	—	—	(1.52)
Basic net income (loss) per share		$(7.14)	$1.00	$0.94	$0.61	$(1.57)
Basic weighted average shares outstanding		47,978	48,264	47,394	44,370	41,494
Diluted net income (loss) per share attributable to Blucora, Inc.:
Continuing operations		$(7.14)	$0.98	$0.90	$0.57	$(0.05)
Discontinued operations	(3)	—	—	—	—	(1.52)
Diluted net income (loss) per share		$(7.14)	$0.98	$0.90	$0.57	$(1.57)
Diluted weighted average shares outstanding		47,978	49,282	49,381	47,211	41,494

Consolidated Balance Sheet Data:	(1) (2)
Cash, cash equivalents, and investments		$150,125	$80,820	$84,524	$59,965	$58,814
Working capital		99,552	45,611	83,532	47,641	43,480
Total assets		1,064,192	1,137,572	997,725	1,001,671	1,022,659
Total long-term liabilities	(1) (2) (4)	650,786	400,525	316,905	390,495	535,577
Total stockholders’ equity		312,290	643,515	607,595	541,387	417,019
____________________________
(1)On May 6, 2019, we acquired 1st Global, a tax-focused wealth management company that, in combination with HD Vest, was renamed Avantax Wealth Management as part of the 2019 Rebranding. The purchase price was partially paid using the proceeds from a $125.0 million increase in the term loan under our credit agreement. The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition.
(2)On July 1, 2020, we acquired HKFS, a wealth management business that was renamed Avantax Planning Partners as part of the 2021 Rebranding. The upfront cash purchase price of $104.4 million was partially paid using the proceeds from a $175.0 million increase in the term loan under our credit agreement. The operations of HKFS are included in our operating results as part of the Wealth Management segment from the date of the HKFS Acquisition.
(3)On October 14, 2015, we announced plans to divest our Search and Content and E-Commerce businesses. Accordingly, the operating results of these businesses have been presented as discontinued operations for the year ended December 31, 2016. We sold the Search and Content business and the E-Commerce business on August 9, 2016 and November 17, 2016, respectively.
(4)As of December 31, 2016, our convertible senior notes were classified as a long-term liability with an outstanding balance, net of discount and issuance costs, of $164.2 million. We redeemed the convertible senior notes in June 2017.
Blucora, Inc. | 2020 Form 10-K 42

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the Selected Financial Data and our consolidated financial statements and notes thereto included elsewhere in this Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly in the section titled “Risk Factors.”
In addition, the following discussion and analysis compares our financial condition and results of operations for the year ended December 31, 2020 to the year ended December 31, 2019. For a discussion of the financial condition and results of operations for the year ended December 31, 2019 compared to the year ended December 31, 2018, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2019 that was filed with the Securities and Exchange Commission (the “SEC”) on February 28, 2020.
Overview
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) is a leading provider of integrated tax-focused wealth management services and software, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms in achieving better long-term outcomes via holistic, tax-advantaged solutions. Our mission is to empower people to improve their financial wellness through data and technology-driven solutions. We conduct our operations through two primary businesses: (1) the Wealth Management business and (2) the Tax Preparation business. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, CPA firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the largest U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, marketing, practice, compliance, and product support tools to assist in making each financial professional a comprehensive financial service center for his or her clients. Our ongoing investments in technology and data analytics are designed to drive meaningful growth in assets over time. Avantax Wealth Management formerly operated under the HD Vest and 1st Global brands prior to the rebranding of these businesses to Avantax Wealth Management in 2019 (the “2019 Rebranding”).
On July 1, 2020, we acquired all of the issued and outstanding common stock of Honkamp Krueger Financial Services, Inc. (“HKFS,” and such acquisition, the “HKFS Acquisition”). HKFS operates as a captive, or employee-based, RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions. The operations of HKFS are included in our operating results as part of the Wealth Management segment from the date of the HKFS Acquisition. For additional information, see “Business Developments—HKFS Acquisition” below.
On January 4, 2021, we announced the rebranding of HKFS to Avantax Planning Partners (the “2021 Rebranding”). The 2021 Rebranding was designed to create tighter brand alignment, bringing the Wealth Management business under one common and recognizable brand.
As of December 31, 2020, the Wealth Management business worked with a nationwide network of 3,770 financial professionals and supported $83.0 billion of total client assets, including $35.6 billion of advisory assets.
Blucora, Inc. | 2020 Form 10-K 43

Tax Preparation
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com and its mobile applications.
Business Developments
COVID-19 Pandemic
Beginning in March 2020, the COVID-19 pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted both our Wealth Management and Tax Preparation businesses.
In our Wealth Management business, the economic and financial market disruption caused by the COVID-19 pandemic negatively impacted the value of some of our clients’ assets during the first quarter of 2020, which caused a corresponding decline in the amount of revenue that we generated from these client assets. Further, we have experienced a decline in transaction-based commission revenue from lower trading volumes, as well as significantly reduced cash sweep revenue due to changes in prevailing interest rates. Positive financial market movement in the second, third, and fourth quarters of 2020 increased advisory and brokerage asset balances, with higher client asset balances benefiting advisory fees and trailing commissions. Overall, we expect that revenues in our Wealth Management business will remain susceptible to being adversely affected in future periods in which pandemic-influenced economic and market factors remain present.
In our Tax Preparation segment, our revenue and operating income generation is highly seasonal, with a significant portion of our annual revenue typically earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment during this period is minimal while core operating expenses continue. As a result of the COVID-19 pandemic, the Internal Revenue Service (“IRS”) extended the filing and payment deadline for tax year 2019 federal tax returns to July 15, 2020. This extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that would typically have been expected to be earned in the first and second quarters of 2020 to the third quarter of 2020. In addition, sales and marketing expenses were elevated in 2020 due to incremental investment in March 2020 to address weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season. Additionally, the IRS was selected by the U.S Congress as the vehicle for distribution of the EIP1 payments, which caused significant disruption to the 2020 tax season. As a result of the extension of the 2020 tax season and the EIP1 disruption, our results of operations for our Tax Preparation segment were negatively impacted in 2020 compared to prior years. In December 2020, the U.S. Congress authorized EIP2. As acknowledged by the IRS, in January 2021, the IRS directed millions of EIP2 payments, including EIP2 payments payable to our customers, to incorrect bank accounts. In order to allow time to correct this error, the IRS delayed the start of the 2021 tax season. The U.S. Congress is currently considering EIP3. Should the U.S. Congress authorize EIP3 during the 2021 tax season, and should the IRS again be selected as the vehicle for distribution of EIP3, it could disrupt and/or delay the tax filing deadline for the 2021 tax season and could cause customer confusion and/or diversion. It is currently unknown if the IRS will need to extend the tax filing deadline in 2021, however, the IRS has revoked its earlier commitment to end the 2021 tax season on time. An extension of the tax filing deadline in 2021 could result in customer and revenue disruptions and increased expenses in 2021.
For additional information on the effects of the COVID-19 pandemic on our results of operations, see “Results of Operations” below. For more information on the risks related to the COVID-19 pandemic, see Part I, Item 1A under the subheading, “The current COVID-19 pandemic could have a Material Adverse Effect.”
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
The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase
Blucora, Inc. | 2020 Form 10-K 44

Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended, the “Purchase Agreement”), the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million, provided that any unearned amounts during the first earn-out period may also be earned during the second earn-out period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
We believe the complementary nature of the HKFS Acquisition has expanded our established leadership in tax-aware investing and enhanced our ability to better service clients and enable better outcomes for our Wealth Management business through the following primary drivers:
•increasing our total addressable market by swiftly entering the large, adjacent captive RIA space;
•expanding our product offerings, enabling us to serve an expanded set of CPA firms and tax professionals, as well as enabling us to offer end-to-end retirement plan services for small business clients; and
•providing multiple avenues for enhancing future growth opportunities by improving asset retention, increasing prospect conversion, and offering turn-key retirement plan services to the full Avantax Wealth Management financial professional and client base, all on top of a highly scalable HKFS platform.
For additional information, see “Item 8. Financial Statements and Supplementary Data—Note 3.”
1st Global Acquisition
On May 6, 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company, for a cash purchase price of $180.0 million (the “1st Global Acquisition”). The 1st Global Acquisition was strategically important as it expanded our presence as the leading tax-focused independent broker-dealer while also providing the scale to compete more broadly in the wealth management market. The operations of 1st Global are included in our operating results as part of the Wealth Management segment from the date of the 1st Global Acquisition.
Blucora, Inc. | 2020 Form 10-K 45

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Revenue:
Wealth Management	$546,189	$507,979	$38,210	8%
Tax Preparation	208,763	209,966	(1,203)	(1)%
Total revenue	$754,952	$717,945	$37,007	5%
Operating income (loss):
Wealth Management	$72,195	$68,292	$3,903	6%
Tax Preparation	49,621	96,249	(46,628)	(48)%
Corporate-level activity	(390,936)	(164,532)	(226,404)	(138)%
Total operating income (loss)	(269,120)	9	(269,129)	NM (1)
Other loss, net	(31,304)	(16,915)	(14,389)	(85)%
Loss before income taxes	(300,424)	(16,906)	(283,518)	(1,677)%
Income tax benefit (expense)	(42,331)	65,054	(107,385)	(165)%
Net income (loss) attributable to Blucora, Inc.	$(342,755)	$48,148	$(390,903)	(812)%
____________________________
(1)Calculation is not meaningful.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, net income decreased $390.9 million primarily due to the following factors:
•Wealth Management segment operating income increased $3.9 million primarily due to a $38.2 million increase in revenue, partially offset by a $34.3 million increase in operating expenses. Wealth Management operating results benefited from an increase in advisory revenue as a result of the 1st Global Acquisition and the HKFS Acquisition, partially offset by lower cash sweep revenue and lower commission revenue.
•Tax Preparation segment operating income decreased $46.6 million primarily due to a $45.4 million increase in operating expenses. The increase in operating expenses was primarily due to increased marketing spend as a result of incremental investment required in March 2020 due to weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season.
•Corporate-level expenses increased $226.4 million primarily due to goodwill impairment of $270.6 million recognized in the first quarter of 2020. The increase in corporate-level expenses was partially offset by a $50.9 million intangible asset impairment recognized for the year ended December 31, 2019.
•Other loss, net, increased $14.4 million primarily due to increased interest expense and non-capitalized debt issuance expense.
•The Company recorded income tax expense of $42.3 million for the year ended December 31, 2020, which was driven by an increase in the valuation allowance on our deferred tax assets. This compared to an income tax benefit of $65.1 million for the year ended December 31, 2019, which was driven by a partial release of the valuation allowance on our deferred tax assets.

Blucora, Inc. | 2020 Form 10-K 46

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
Wealth Management

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Revenue	$546,189	$507,979	$38,210	8%
Operating income	$72,195	$68,292	$3,903	6%
Segment margin	13%	13%
For the year ended December 31, 2020 compared to the year ended December 31, 2019, Wealth Management operating income increased $3.9 million due to a $38.2 million increase in revenue partially offset by a $34.3 million increase in operating expenses.
•Wealth Management revenue increased $38.2 million primarily due to a $62.4 million increase in advisory revenue and a $6.2 million increase in client fees and financial professional fees as a result of the 1st Global Acquisition and the HKFS Acquisition. These increases were partially offset by a $20.8 million decrease in cash sweep revenue, a $5.8 million decrease in commission revenue, and a $4.2 million decrease in revenue generated from financial product manufacturer sponsorship programs.
•Wealth Management operating expenses increased $34.3 million primarily due to an increase in cost of revenue, mainly as a result of the 1st Global Acquisition and the HKFS Acquisition.
Sources of revenue
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position and operating performance. A summary of our sources of revenue and business and financial metrics is as follows:

(In thousands, except percentages)			Years Ended December 31,		Change
	Sources of Revenue	Primary Drivers	2020	2019	$	%
Financial professional-driven (1)	Advisory	- Advisory asset levels	$314,751	$252,367	$62,384	25%
	Commission	- Transactions - Asset levels - Product mix	185,201	191,050	(5,849)	(3)%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	23,688	48,182	(24,494)	(51)%
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	22,549	16,380	6,169	38%
	Total revenue		$546,189	$507,979	$38,210	8%
	Total recurring revenue		$464,944	$422,128	$42,816	10%
	Recurring revenue rate		85.1%	83.1%
____________________________
(1)Our “financial professionals” were formerly referred to as “advisors.”

Blucora, Inc. | 2020 Form 10-K 47

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
Business metrics

(In thousands, except percentages and as otherwise indicated)	December 31,		Change
	2020	2019	$	%
Client assets balances:
Total client assets	$82,961,244	$70,644,385	$12,316,859	17%
Brokerage assets	$47,357,687	$43,015,221	$4,342,466	10%
Advisory assets	$35,603,557	$27,629,164	$7,974,393	29%
Advisory assets as a percentage of total client assets	42.9%	39.1%

Number of financial professionals (in ones) (1):
Independent financial professionals (2)	3,748	3,984	(236)	(6)%
In-house financial professionals (3)	22	—	22	N/A
Total number of financial professionals	3,770	3,984	(214)	(5)%

Advisory and commission revenue per financial professional (1) (4)	132.6	111.3	21.3	19%
____________________________
(1)Our “financial professionals” were formerly referred to as “advisors.”
(2)The number of independent financial professionals includes licensed financial professionals that work with Avantax Wealth Management and operate as independent contractors, as well as licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
(3)The number of in-house financial professionals includes licensed financial planning consultants, all of which are employees of Avantax Planning Partners.
(4)Calculation based on advisory and commission revenue for the years ended December 31, 2020 and 2019, respectively.
Client Assets. Total client assets includes assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts, annuities, and mutual fund positions held directly with fund companies. These assets are not reported on the consolidated balance sheets.
Advisory assets includes external client assets for which we provide investment advisory and management services, typically as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee based on the value of the advisory assets for each advisory client. These assets are not reported on the consolidated balance sheets.
Brokerage assets represent total clients assets other than advisory assets.
Total client assets increased $12.3 billion at December 31, 2020 compared to December 31, 2019 primarily due to $9.6 billion of favorable market change and client reinvestment levels and $4.5 billion in client assets acquired in the HKFS Acquisition. Partially offsetting this increase were net client outflows of $1.8 billion, which primarily occurred during the pandemic-influenced market disruption in the second quarter of 2020. In addition, net client outflows of $1.8 billion included $0.4 billion of outflows due to the departure of two in-house financial professionals.
At this time, we cannot predict with certainty the extent of the impact of the COVID-19 pandemic and future financial market fluctuations on our client assets. However, the continued volatility in the U.S. and global economy and uncertainty in economic and financial markets due to the pandemic may cause declines in the amount of our
Blucora, Inc. | 2020 Form 10-K 48

total client assets. For more information on the risks associated with our Wealth Management business, see Part I, Item 1A under the subheading, “The current COVID-19 pandemic could have a Material Adverse Effect.”
Financial professionals. The Wealth Management business worked with a nationwide network of 3,770 financial professionals as of December 31, 2020. Avantax Wealth Management offers its tax-focused wealth management solutions through its network of financial professionals that operate as independent contractors. Avantax Planning Partners operates as a captive, or employee-based, RIA and wealth management business and utilizes a team of in-house financial professionals who partner with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services.
The number of our financial professionals decreased by 5% at December 31, 2020 compared to December 31, 2019, with the decrease primarily due to expected attrition following the integration of HD Vest and 1st Global, as well as the impact of financial professionals leaving the wealth management industry. The large majority of this attrition related to lower-producing financial professionals. The decrease in the number of financial professionals was partially offset by our recruitment of independent financial professionals, as well as the addition of financial professionals as a result of the HKFS Acquisition, which (as of the HKFS Acquisition date) included the addition of 19 in-house financial professionals and 131 licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
Advisory revenue. Advisory revenue includes fees charged to clients in advisory accounts for which we are the RIA. These fees are based on the value of assets within these advisory accounts. For advisory revenues generated by Avantax Wealth Management, advisory fees are typically billed quarterly, in advance, and the related advisory revenues are deferred and recognized ratably over the period in which our performance obligations have been completed. For advisory revenues generated by Avantax Planning Partners, advisory fees are typically billed quarterly, in arrears, and the related advisory revenues are accrued and recognized ratably over the period in which our performance obligations were completed.
Advisory asset balances were as follows:

(In thousands)	Years Ended December 31,		Change
	2020	2019	$	%
Advisory assets—independent financial professionals (1)	$30,804,532	$27,629,164	$3,175,368	11%
Advisory assets—in-house financial professionals (2) (4)	3,553,422	—	3,553,422	N/A
Retirement advisory assets—in-house financial professionals (3) (4)	1,245,603	—	1,245,603	N/A
Total advisory assets	$35,603,557	$27,629,164	$7,974,393	29%
____________________________
(1)Represents individual client and retirement advisory assets for which Avantax Wealth Management serves as the RIA.
(2)Represents individual client advisory assets for which Avantax Planning Partners serves as the RIA.
(3)Represents advisory assets for which Avantax Planning Partners provides retirement plan services and serves as the RIA.
(4)The advisory assets associated with our in-house professionals were acquired in connection with the HKFS Acquisition.
The activity within our advisory assets was as follows:

(In thousands)	Years Ended December 31,
	2020	2019
Balance, beginning of the period	$27,629,164	$12,555,405
Net increase in new advisory assets	91,543	997,968
Inflows from acquisitions (1)	4,178,729	11,397,301
Market impact and other	3,704,121	2,678,490
Balance, end of the period	$35,603,557	$27,629,164
Advisory revenue	$314,751	$252,367
Average advisory fee rate	110 bps	118 bps
____________________________
(1)Inflows from acquisitions for the year ended December 31, 2020 related to the HKFS Acquisition. Inflows from acquisitions for the year ended December 31, 2019 related to the 1st Global Acquisition.
For the year ended December 31, 2020, advisory assets increased $8.0 billion primarily due to $4.2 billion in advisory assets acquired in the HKFS Acquisition and $3.7 billion of favorable market change and client reinvestment levels. Advisory assets also benefited from a net increase in new advisory assets, although this increase was tempered by net outflows that occurred during the pandemic-influenced market disruption in the
Blucora, Inc. | 2020 Form 10-K 49

second quarter of 2020, as well as $0.4 billion of outflows that primarily occurred after the departure of two in-house financial professionals.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, advisory revenue increased by $62.4 million primarily due to advisory assets acquired in the 1st Global Acquisition and HKFS Acquisition. Partially offsetting this increase in advisory revenue for the year ended December 31, 2020, advisory revenue was negatively affected by suppressed advisory asset levels in the first quarter of 2020 that resulted from the financial market disruption and the COVID-19 pandemic. Advisory asset levels subsequently recovered but remain susceptible to future financial market disruptions. In addition, the average advisory fee rate decreased due to the lower advisory fee structures of 1st Global and HKFS.
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
Our commission revenue, by product category and by type of commission revenue, was as follows:

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
By product category:
Mutual funds	$90,112	$90,407	$(295)	—%
Variable annuities	63,014	63,420	(406)	(1)%
Insurance	16,313	19,282	(2,969)	(15)%
General securities	15,762	17,941	(2,179)	(12)%
Total commission revenue	$185,201	$191,050	$(5,849)	(3)%

By type of commission:
Transaction-based	$74,788	$82,604	$(7,816)	(9)%
Trailing	110,413	108,446	1,967	2%
Total commission revenue	$185,201	$191,050	$(5,849)	(3)%
For the year ended December 31, 2020 compared to the year ended December 31, 2019, transaction-based commission revenue decreased $7.8 million primarily due to decreased trade volumes and low alternative investment product sales, which resulted from the coronavirus pandemic and related financial market disruption. Partially offsetting this decrease, trailing commission revenue increased $2.0 million primarily due to incremental trailing commission revenue from 1st Global. Trailing commissions revenue and transaction-based commission revenue remain susceptible to being adversely affected in future periods in which pandemic-influenced economic and market factors remain present.
Asset-based revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, asset-based revenue decreased $24.5 million, primarily due to a $20.8 million decrease in cash sweep revenue as a result of lower interest rates. In addition, revenue generated from financial product manufacturer sponsorship programs decreased by $4.2 million.
In March 2020, the Federal Reserve lowered its target range for the federal funds rate to 0.00-0.25%. As our cash sweep revenue is based on a rate derived from the federal funds rate, we expect continued lower cash sweep revenue in future periods in which the federal funds rate is at reduced levels.
Blucora, Inc. | 2020 Form 10-K 50

Transaction and fee revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, financial institutions, and retirement plan sponsors.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, transaction and fee revenue increased $6.2 million primarily due to an increase in client fees and financial professional fees as a result of the 1st Global Acquisition, in addition to incremental transaction and fee revenue as a result of the HKFS Acquisition.
Tax Preparation

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Revenue	$208,763	$209,966	$(1,203)	(1)%
Operating income	$49,621	$96,249	$(46,628)	(48)%
Segment margin	24%	46%
For the year ended December 31, 2020 compared to the year ended December 31, 2019, Tax Preparation operating income decreased $46.6 million due to a $45.4 million increase in operating expenses, as well as a $1.2 million decrease in revenue.
•Tax Preparation revenue decreased $1.2 million primarily due to a $2.8 million decrease in consumer revenue, partially offset by a $1.6 million increase in professional revenue.
•Tax Preparation operating expenses increased $45.4 million primarily due to increased marketing spend as a result of incremental investment in March 2020 to address weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season.
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
Revenue by category was as follows:

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Consumer	$192,226	$195,004	$(2,778)	(1)%
Professional	16,537	14,962	1,575	11%
Total revenue	$208,763	$209,966	$(1,203)	(1)%
Business metrics
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
Blucora, Inc. | 2020 Form 10-K 51

•We measure our consumer tax preparation customers using the number of accepted federal tax e-files made through our software and digital services.
•We measure our professional tax preparer customers using three metrics: (1) the number of accepted federal tax e-files made through our software, (2) the number of units sold, and (3) the number of e-files per unit sold.
Total, consumer, and professional metrics were as follows:

(In thousands, except percentages and as	Years Ended December 31,		Change
otherwise indicated)	2020	2019	Units	%
Total e-files (1)	5,319	5,250	69	1%
Consumer:
Consumer e-files (1)	3,178	3,239	(61)	(2)%
Professional:
Professional e-files	2,141	2,011	130	6%
Units sold (in ones)	20,360	20,746	(386)	(2)%
Professional e-files per unit sold (in ones)	105.2	96.9	8.3	8.6%
____________________________
(1)We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Free File Alliance e-files are included within consumer e-files above.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, total e-files increased primarily due to a 6% increase in professional e-files, partially offset by a 2% decrease in consumer e-files.
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
Corporate-level activity by category was as follows:

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
General and administrative expenses	$26,689	$27,361	$(672)	(2)%
Stock-based compensation	10,066	16,300	(6,234)	(38)%
Acquisition and integration costs	31,085	25,763	5,322	21%
Executive transition costs	10,701	—	10,701	N/A
Headquarters relocation costs	1,863	—	1,863	N/A
Depreciation	10,162	6,851	3,311	48%
Amortization of acquired intangible assets	29,745	37,357	(7,612)	(20)%
Impairment of goodwill and an intangible asset	270,625	50,900	219,725	432%
Total corporate-level activity	$390,936	$164,532	$226,404	138%
For the year ended December 31, 2020 compared to the year ended December 31, 2019, corporate-level activity increased $226.4 million primarily due to the following factors:
•For the year ended December 31, 2020, we recognized a goodwill impairment charge of $270.6 million related to our Wealth Management reporting unit in the first quarter of 2020. For additional information, see “Item 8. Financial Statements and Supplementary Data—Note 5.” For the year ended December 31, 2019, we recognized an impairment charge of $50.9 million related to the HD Vest trade name intangible asset following the 2019 Rebranding of the Wealth Management business in the third quarter of 2019.
Blucora, Inc. | 2020 Form 10-K 52

•Executive transition costs of $10.7 million were recognized for the year ended December 31, 2020 due to the departure of certain Company executives.
Partially offsetting this increase in corporate-level expenses:
•Amortization of acquired intangible assets decreased $7.6 million primarily due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020, partially offset by an increase in amortization due to intangible assets acquired in the 1st Global Acquisition and the HKFS Acquisition.
•Stock-based compensation decreased $6.2 million primarily due to stock award forfeitures resulting from executive departures in the first quarter of 2020 and the reversal of stock-based compensation expense for performance-based awards that are not expected to vest.
•Acquisition and integration costs increased $5.3 million. For the year ended December 31, 2020, acquisition and integration expenses included $19.7 million related to the HKFS Acquisition and $11.4 million related to the 1st Global Acquisition. For the year ended December 31, 2019, acquisition and integration expense included $22.7 million related to the 1st Global Acquisition and $3.1 million related to the HKFS Acquisition.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Wealth management services cost of revenue	$385,962	$352,081	$33,881	10%
Tax preparation services cost of revenue	12,328	10,691	1,637	15%
Total cost of revenue	$398,290	$362,772	$35,518	10%
Percentage of revenue	53%	51%
Cost of revenue consists of costs related to our Wealth Management and Tax Preparation businesses, which include commissions and advisory fees paid to independent financial professionals, payments made to CPA firms under fee sharing arrangements, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation (including depreciation related to TaxAct software development costs). Cost of revenue does not include compensation paid to in-house financial professionals in our Wealth Management business. As the in-house financial professionals are employees of Avantax Planning Partners, their compensation is reflected in “Sales and marketing” expense.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, cost of revenue increased $35.5 million primarily due to the following factors:
•a $33.9 million increase in Wealth Management services cost of revenue, primarily due to an increase in commissions paid to financial professionals added as a result of the 1st Global Acquisition; and
•a $1.6 million increase in Tax Preparation services cost of revenue, primarily due to increased depreciation related to additional capitalized software costs for TaxAct.
In future periods, we expect increased Tax Preparation cost of revenue due to increased depreciation related to additional capitalized software costs.
Blucora, Inc. | 2020 Form 10-K 53

Engineering and Technology

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Engineering and technology	$27,258	$30,931	$(3,673)	(12)%
Percentage of revenue	4%	4%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses, the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees. Engineering and technology expenses do not include the costs of computer hardware and software that are capitalized, depreciated over their useful lives, and recognized on the consolidated statements of comprehensive income (loss) as either “cost of revenue” or “depreciation.” For more information, see the “Cost of Revenue” and “Depreciation and Amortization of Acquired Intangible Assets” sections contained within this discussion of “Operating Expenses.”
For the year ended December 31, 2020 compared to the year ended December 31, 2019, engineering and technology expenses decreased $3.7 million, primarily due to reduced expenses in our Wealth Management business, which were partially offset by increased headcount and consulting fees in our Tax Preparation business.
Sales and Marketing

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Sales and marketing	$177,618	$126,205	$51,413	41%
Percentage of revenue	24%	18%
Sales and marketing expenses primarily consist of marketing expenses associated with our Tax Preparation business (including expenses related to marketing agencies and media companies) and our Wealth Management business, personnel expenses, compensation paid to Avantax Planning Partners in-house financial professionals, the cost of temporary help and contractors, and back office processing support expenses for our Wealth Management business.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, sales and marketing expenses increased $51.4 million primarily due to increased advertising costs in our Tax Preparation business during the extended tax season, as well as incremental sales and marketing costs resulting from the 1st Global Acquisition and HKFS Acquisition.
Assuming a return to a typical season in our Tax Preparation business (other than the delayed start date to tax season), we expect sales and marketing costs in our Tax Preparation business for 2021 to be lower than 2020 levels.
General and Administrative

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
General and administrative	$82,158	$78,529	$3,629	5%
Percentage of revenue	11%	11%
General and administrative (“G&A”) expenses primarily consist of expenses associated with personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, G&A expenses increased $3.6 million, primarily due to $10.7 million of executive transition costs and $1.9 million of headquarters relocation costs, partially offset by reduced stock-based compensation expense due to $8.5 million in stock award forfeitures resulting from executive departures in 2020 and the reversal of stock-based compensation expense for performance-based awards that are not expected to vest. The executive transition costs primarily related to the departure of certain Company executives primarily in the first quarter of 2020.
Blucora, Inc. | 2020 Form 10-K 54

Acquisition and Integration

	Years Ended December 31,		Change
(In thousands, except percentages)	2020	2019	$	%
Employee-related expenses	$1,615	$5,241	$(3,626)	(69)%
Professional services	13,602	17,752	(4,150)	(23)%
Change in fair value of HKFS Contingent Consideration	8,300	—	8,300	N/A
Other expenses	7,568	2,770	4,798	173%
Total	$31,085	$25,763	$5,322	21%
Percentage of revenue	4%	4%
Acquisition and integration expenses primarily relate to transaction and integration costs for the 1st Global Acquisition and HKFS Acquisition and consist of employee-related expenses, professional services fees, and other expenses.
For the year ended December 31, 2020, acquisition and integration expenses included $19.7 million related to the HKFS Acquisition and $11.4 million related to the 1st Global Acquisition. Acquisition and integration expenses for the HKFS Acquisition in 2020 included an $8.3 million loss related to the fair value change of the HKFS Contingent Consideration liability. Acquisition and integration expenses for the 1st Global Acquisition in 2020 included a $4.1 million right-of-use asset impairment expense related to our former headquarters building lease (acquired in the 1st Global Acquisition). For the year ended December 31, 2019, acquisition and integration expense included $22.7 million related to the 1st Global Acquisition and $3.1 million related to the HKFS Acquisition.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Depreciation	$7,293	$5,479	$1,814	33%
Amortization of acquired intangible assets	29,745	37,357	$(7,612)	(20)%
Total	$37,038	$42,836	$(5,798)	(14)%
Percentage of revenue	5%	6%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of client, financial professional, and sponsor relationships, which are amortized over their estimated lives.
For the year ended December 31, 2020 compared to the year ended December 31, 2019, depreciation and amortization expense decreased $7.6 million primarily due to TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020, partially offset by an increase in amortization due to intangibles acquired in the 1st Global Acquisition and the HKFS Acquisition, an increase in depreciation resulting from additional depreciable assets obtained in the 1st Global Acquisition and HKFS Acquisition, and additional depreciation from property and equipment put into service at our new headquarters in July 2020.
Impairment of Goodwill and an Intangible Asset

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Impairment of goodwill and an intangible asset	$270,625	$50,900	$219,725	432%
Percentage of revenue	36%	7%
For the year ended December 31, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit in the first quarter of 2020. For additional information, see “Item 8. Financial Statements and Supplementary Data—Note 5.” For the year ended December 31, 2019, we recognized impairment of $50.9 million related to the HD Vest trade name intangible asset following the 2019 Rebranding of the Wealth Management business in the third quarter of 2019.
Blucora, Inc. | 2020 Form 10-K 55

OTHER LOSS, NET

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Interest expense	$24,570	$19,017	$5,553	29%
Amortization of debt issuance costs	1,372	1,042	330	32%
Accretion of debt discounts	693	228	465	204%
Total interest expense	26,635	20,287	6,348	31%
Interest income	(65)	(449)	384	86%
Gain on the sale of a business	(349)	(3,256)	2,907	89
Non-capitalized debt issuance expenses	3,687	—	3,687	N/A
Other	1,396	333	1,063	319%
Other loss, net	$31,304	$16,915	$14,389	85%
For the year ended December 31, 2020 compared to the year ended December 31, 2019, other loss, net, increased $14.4 million primarily due to the following factors:
•Total interest expense increased $6.3 million due to higher outstanding debt balances as a result of the $175.0 million increase in the Term Loan in the third quarter of 2020 and the $125.0 million increase in the Term Loan in the second quarter of 2019. In addition, the increase in the Term Loan in the third quarter of 2020 resulted in the recognition of $3.7 million of non-capitalized debt issuance expenses.
•For the year ended December 31, 2019, we recognized a $3.3 million gain on the sale of SimpleTax Software Inc. (“SimpleTax”), a provider of digital tax preparation services for individuals in Canada.
INCOME TAXES

(In thousands, except percentages)	Years Ended December 31,		Change
	2020	2019	$	%
Income tax benefit (expense)	$(42,331)	$65,054	$(107,385)	(165)%
For 2020, we recorded income tax expense of $42.3 million. Our effective income tax rate differed from the 21% statutory rate in 2020 primarily due to a $56.8 million expense related to the impairment of goodwill (which is not deductible for tax purposes), $23.9 million tax expense related to the increase in the valuation allowances, and $21.1 million in write off of expired federal net operating loss.
At December 31, 2020, we had deferred tax assets recorded for gross temporary differences representing future tax deductions of $489.0 million, primarily comprised of $249.2 million of federal net operating loss carryforwards and $108.3 million of federal capital loss carryforwards. We currently estimate that approximately $206.7 million of federal net operating loss carryforwards will expire, if unutilized, in 2021 through 2024, and $108.3 million of federal capital loss carryforwards will expire, if unutilized, in 2021 through 2023. We recorded a valuation allowance against deferred tax assets related to the federal net operating and capital loss carryforwards that are anticipated to expire unutilized. The ultimate realization of our deferred tax assets depends on our ability to generate future taxable income. Our actual future taxable income may differ from our projected taxable income as a result of differences in pre-tax income, as well as future originating book-tax differences, including excess tax benefits (windfalls) for stock compensation, which, due to inherent uncertainty, we do not forecast. In the future, if we determine more or less of the recognized net deferred tax assets is more likely than not to be realized, we will record a charge or benefit to the income statement to account for the further change in valuation allowance.
For 2019, we recorded income tax benefit of $65.1 million. Our effective income tax rate differed from the 21% statutory rate in 2019 primarily due to a $56.9 million tax benefit related to the partial release of valuation allowances and $4.1 million in excess tax benefits (windfalls) for stock compensation.
Blucora, Inc. | 2020 Form 10-K 56

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, other loss, net, acquisition and integration costs, impairment of goodwill and an intangible asset, executive transition costs, headquarters relocation costs, and income tax (benefit) expense. Acquisition and integration costs primarily relate to the 1st Global Acquisition and the HKFS Acquisition. Impairment of goodwill relates to the impairment of our Wealth Management reporting unit goodwill that was recognized in the first quarter of 2020. Impairment of an intangible asset relates to the impairment of the HD Vest trade name intangible asset following the 2019 Rebranding of the Wealth Management business in the third quarter of 2019. Executive transition costs relate to the departure of certain Company executives primarily in the first quarter of 2020. Headquarters relocation costs relate to the process of moving from our original Dallas office and Irving office to our new headquarters.
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
A reconciliation of our Adjusted EBITDA to net income (loss) attributable to Blucora, Inc., which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Years Ended December 31,
	2020	2019
Net income (loss) attributable to Blucora, Inc.	$(342,755)	$48,148
Stock-based compensation	10,066	16,300
Depreciation and amortization of acquired intangible assets	39,907	44,208
Other loss, net	31,304	16,915
Acquisition and integration—Excluding change in fair value of HKFS Contingent Consideration	22,785	25,763
Acquisition and integration—Change in fair value of HKFS Contingent Consideration	8,300	—
Income tax expense (benefit)	42,331	(65,054)
Impairment of goodwill and an intangible asset	270,625	50,900
Executive transition costs	10,701	—
Headquarters relocation costs	1,863	—
Adjusted EBITDA	$95,127	$137,180
Non-GAAP net income and non-GAAP net income per share
We define non-GAAP net income (loss) as net income (loss) attributable to Blucora, Inc., determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets (including acquired technology), impairment of goodwill and an intangible asset, gain on the sale of a business, acquisition and integration costs, executive transition costs, headquarters relocation costs, non-capitalized debt issuance expenses, the related cash tax impact of those adjustments, and non-cash income tax (benefit) expense. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if unutilized, between 2021 and 2024. Gain on the sale of a business relates to the disposition of SimpleTax in the third quarter of 2019 and the subsequent working capital adjustment in the third quarter of 2020. Non-capitalized debt issuance expense relates to the expense recognized as a result of the Term Loan increase in the third quarter of 2020. For more information on our Term Loan, see “Item 8. Financial Statements and Supplementary Data—Note 6.”
Blucora, Inc. | 2020 Form 10-K 57

We believe that non-GAAP net income and non-GAAP net income per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or that have not been, or are not expected to be, settled in cash. Additionally, we believe that non-GAAP net income and non-GAAP net income per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP net income and non-GAAP net income per share should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss) and GAAP net income (loss) per share. Other companies may calculate these non-GAAP measures differently, and, therefore, our non-GAAP net income and non-GAAP net income per share may not be comparable to similarly titled measures of other companies.
A reconciliation of our non-GAAP net income and non-GAAP net income per share to net income (loss) attributable to Blucora, Inc. and net income (loss) per share attributable to Blucora, Inc., respectively, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Years Ended December 31,
	2020	2019
Net income (loss) attributable to Blucora, Inc.	$(342,755)	$48,148
Stock-based compensation	10,066	16,300
Amortization of acquired intangible assets	29,745	37,357
Impairment of goodwill and an intangible asset	270,625	50,900
Gain on sale of a business	(349)	(3,256)
Acquisition and integration—Excluding change in fair value of HKFS Contingent Consideration	22,785	25,763
Acquisition and integration—Change in fair value of HKFS Contingent Consideration	8,300	—
Executive transition costs	10,701	—
Headquarters relocation costs	1,863	—
Non-capitalized debt issuance expenses	3,687	—
Cash tax impact of adjustments to GAAP net income	(1,647)	(2,396)
Non-cash income tax (benefit) expense	41,059	(68,618)
Non-GAAP net income	$54,080	$104,198

Per diluted share:
Net income (loss) attributable to Blucora, Inc. (1)	$(7.10)	$0.98
Stock-based compensation	0.21	0.33
Amortization of acquired intangible assets	0.61	0.76
Impairment of goodwill and an intangible asset	5.61	1.03
Gain on sale of a business	(0.01)	(0.07)
Acquisition and integration—Excluding change in fair value of HKFS Contingent Consideration	0.47	0.52
Acquisition and integration—Change in fair value of HKFS Contingent Consideration	0.17	—
Executive transition costs	0.22	—
Headquarters relocation costs	0.04	—
Non-capitalized debt issuance expenses	0.08	—
Cash tax impact of adjustments to GAAP net income	(0.03)	(0.05)
Non-cash income tax (benefit) expense	0.85	(1.39)
Non-GAAP net income	$1.12	$2.11
Weighted average shares outstanding used in calculating Non-GAAP net income per share	48,244	49,282
____________________________
(1)Any difference in the “per diluted share” amounts between this table and the consolidated statements of comprehensive income is due to using different weighted average shares outstanding in the event that there is GAAP net loss but non-GAAP net income and vice versa.
Blucora, Inc. | 2020 Form 10-K 58

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2020, we had cash and cash equivalents of $150.1 million. Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management’s operations. As of December 31, 2020, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at December 31, 2020 had minimal default risk and short-term maturities.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, capital expenditures, business combinations that enhance our strategic position, and share repurchases under share repurchase programs. We plan to finance our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months largely through cash and cash equivalents. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and, from time to time, we may make a determination to draw on the Revolver (as defined below) or increase the principal amount of the Term Loan to meet our capital requirements, subject to customary terms and conditions.
Since our results of operations are sensitive to various factors, including, among others, the level of competition we face, regulatory and legal impacts, and political and economic conditions, such factors could adversely affect our liquidity and capital resources. In addition, due to the COVID-19 pandemic, we have experienced and may continue to experience near- to mid-term volatility in our results of operations that could further increase our liquidity needs. Due to this volatility, we have taken several measures to ensure proper liquidity levels. We are maintaining flexibility in our cash flows by applying a heightened sense of focus in monitoring and managing our cash needs. In the first quarter of 2020, we accessed our Revolver for temporary liquidity needs and subsequently repaid such borrowings in full. In addition, we increased the principal outstanding under our Term Loan to fund the HKFS Acquisition and provide additional working capital flexibility. Overall, we believe these measures provide us with the capital flexibility to satisfy our obligations, fund our operations, and invest in our businesses.
For further discussion of the risks to our business related to liquidity, see “Item 1A. Risk Factors” under the heading “Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures.”
We may use our cash and cash equivalents in the future to invest in our current businesses, for repayment of debt, for acquiring companies or assets, for share repurchases, for returning capital to stockholders, or for other utilizations that we deem to be in the best interests of stockholders.
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
On July 1, 2020, we increased our Term Loan by $175.0 million. Approximately $104.4 million of the proceeds from the increase to the Term Loan were used to fund the purchase price of the HKFS Acquisition, as well as to pay related fees and expenses. We intend to use the remainder of the proceeds from the increase to the Term Loan for general corporate purposes. The Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, beginning on September 30,
Blucora, Inc. | 2020 Form 10-K 59

2020, in an amount equal to $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.
At December 31, 2020, we had $563.2 million principal amount outstanding under the Term Loan and no amounts outstanding under the Revolver. Based on aggregate loan commitments as of December 31, 2020, approximately $65.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions.
For additional information on the Term Loan, Revolver, and the Credit Agreement, see, “Item 8. Financial Statements and Supplementary Data—Note 6.”
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
For the year ended December 31, 2020, we did not repurchase any shares of our common stock under the stock repurchase plan. As of December 31, 2020, there was approximately $71.7 million in remaining capacity under the stock repurchase plan. In assessing our capital allocation priorities, we do not expect to make additional share repurchases in the near term.
Contractual Obligations and Commitments
Our contractual obligations and commitments are as follows for years ending December 31:

(In thousands)	2021	2022	2023	2024	2025	Thereafter	Total
Operating lease commitments:
Operating lease obligations (1)	$2,758	$5,151	$5,236	$5,119	$5,014	$30,323	$53,601
Sublease income	(443)	(544)	(557)	(570)	(583)	(198)	(2,895)
Net operating lease commitments	2,315	4,607	4,679	4,549	4,431	30,125	50,706
Purchase commitments (2)	16,072	8,930	7,629	5,546	4,671	7,969	50,817
Debt commitment—Term Loan	1,812	1,812	1,812	557,720	—	—	563,156
Interest payable	28,844	28,559	28,330	11,770	—	—	97,503
HKFS Contingent Consideration	17,900	18,000	—	—	—	—	35,900
Total	$66,943	$61,908	$42,450	$579,585	$9,102	$38,094	$798,082
____________________________
(1)Operating lease obligations include obligations due to short-term leases. In accordance with the short-term lease practical expedient in Accounting Standards Codification 842, Leases, we do not record a lease liability for short-term leases.
(2)Our purchase commitments primarily consist of outsourced IT and marketing services, commitments to our portfolio management tool vendor, commitments to our clearing firm provider, and commitments for financial professional support programs.
The contractual obligations and commitments table presented above does not reflect unrecognized tax benefits of approximately $7.5 million, the timing of which is uncertain. For additional discussion on unrecognized tax benefits, see “Item 8. Financial Statements and Supplementary Data—Note 15.”
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
Blucora, Inc. | 2020 Form 10-K 60

period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
The estimated fair value (as calculated in accordance with GAAP) of the HKFS Contingent Consideration liability was $35.9 million as of December 31, 2020. While this amount was calculated in accordance with the fair value guidance contained in ASC 820, Fair Value Measurements, there are a number of assumptions and estimates factored into these fair values (including a risk-adjusted discount rate), and actual earn-out payments could differ from these estimated fair values.
Off-balance Sheet Arrangements
We have no off-balance sheet arrangements.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Years Ended December 31,
	2020	2019	Change ($)
Net cash provided by operating activities	$44,079	$92,804	$(48,725)
Net cash used by investing activities	(140,706)	(169,594)	28,888
Net cash provided by financing activities	160,939	77,836	83,103
Net increase in cash, before the effect of exchange rate changes	64,312	1,046	63,266
Effect of exchange rate changes on cash and cash equivalents	—	38	(38)
Net increase in cash, cash equivalents, and restricted cash	$64,312	$1,084	$63,228
Net cash from operating activities
Net cash from the operating activities consists of net income (loss), offset by certain non-cash adjustments, and changes in our working capital. Operating cash flows and changes in working capital were as follows:

(In thousands)	Years Ended December 31,
	2020	2019	Change ($)
Net income (loss)	$(342,755)	$48,148	$(390,903)
Non-cash adjustments	384,011	47,032	336,979
Operating cash flows before changes in operating assets and liabilities	41,256	95,180	(53,924)
Changes in operating assets and liabilities	2,823	(2,376)	5,199
Net cash provided by operating activities	$44,079	$92,804	$(48,725)
Net cash provided by operating activities for 2020 included $41.3 million of operating cash flows before changes in operating assets and liabilities and $2.8 million of changes in operating assets and liabilities. For the year ended December 31, 2020 compared to the year ended December 31, 2019, the $53.9 million decrease in operating cash flows before changes in operating assets and liabilities was primarily due to the following factors:
•Operating income from our Tax Preparation business decreased $46.6 million; and
•Executive transition costs of $10.7 million were recognized due to the departure of certain Company executives.
The changes in operating assets and liabilities of $5.2 million were primarily due to working capital adjustments from the 1st Global Acquisition in 2019.

Blucora, Inc. | 2020 Form 10-K 61

Net cash from investing activities
Net cash used by investing activities consists of business acquisitions, net of cash acquired, purchases of property and equipment, proceeds from the sale of a business, and the acquisition of a customer relationship. Investing cash flows were as follows:

(In thousands)	Years Ended December 31,
	2020	2019	Change ($)
Business acquisition, net of cash acquired	$(101,910)	$(166,560)	$64,650
Purchases of property and equipment	(36,002)	(10,501)	(25,501)
Proceeds from sale of a business, net of cash	349	7,467	(7,118)
Acquisition of customer relationships	(3,143)	—	$(3,143)
Net cash used by investing activities	$(140,706)	$(169,594)	$28,888
Net cash used by investing activities was $140.7 million and $169.6 million for the year ended December 31, 2020 and 2019, respectively. The $28.9 million decrease in cash used by investing activities was primarily due to cash outlays for the HKFS Acquisition in July 2020 as compared to the 1st Global Acquisition in May 2019. This decrease was partially offset by an increase in cash outlays for office equipment and leasehold improvements related to the new headquarters office building, as well as additional capitalized software costs. Net cash from investing activities for the year ended December 31, 2019 also included $7.5 million in net proceeds received from the sale of SimpleTax.
Net cash from financing activities
Net cash from the financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities tend to fluctuate from period-to-period based upon our financing needs. Financing cash flows were as follows:

(In thousands)	Years Ended December 31,
	2020	2019	Change ($)
Proceeds from credit facilities, net of debt issuance costs and debt discount	$226,278	$131,489	$94,789
Payments on credit facilities	(66,531)	(313)	(66,218)
Stock repurchases	—	(28,399)	28,399
Payment of redeemable noncontrolling interests	—	(24,945)	24,945
Proceeds from stock option exercises	97	4,387	(4,290)
Proceeds from issuance of stock through employee stock purchase plan	2,258	2,212	46
Tax payments from shares withheld for equity awards	(1,163)	(5,652)	4,489
Contingent consideration payments for business acquisition	—	(943)	943
Net cash provided by financing activities	$160,939	$77,836	$83,103
Net cash provided by financing activities for the year ended December 31, 2020 primarily consisted of $226.3 million of additional borrowings under the Senior Credit Facility (which included a $175.0 million increase to our Term Loan in July 2020 in order to fund the HKFS Acquisition), partially offset by $66.5 million of repayments on existing indebtedness.
Net cash provided by financing activities for the year ended December 31, 2019 primarily consisted of $131.5 million of additional borrowings under the Senior Credit Facility to finance the 1st Global Acquisition and $6.6 million of combined proceeds from the issuance of common stock related to stock option exercises and the employee stock purchase plan. These cash inflows were partially offset by cash outflows of $28.4 million for share repurchases, $24.9 million to settle redeemable noncontrolling interests related to the acquisition of HD Vest in 2015, and $5.7 million in tax payments from shares withheld for equity awards.
Blucora, Inc. | 2020 Form 10-K 62

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
The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. We believe the following critical accounting policies involve the most significant judgments and estimates used in the preparation of our consolidated financial statements, and we continually update and assess the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in our financial statements. These critical accounting estimates are also described in "Item 8. Financial Statements and Supplementary Data—Note 2.”
Wealth Management revenue recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue. Wealth management revenue is earned from customers primarily located in the United States.
Revenue is recognized upon the transfer of services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Payments received by us in advance of the performance of service are deferred and recognized as revenue when we have satisfied our performance obligation.
Advisory revenue includes fees charged to clients in advisory accounts for which we are the RIA. These fees are based on the value of assets within these advisory accounts. For advisory revenues generated by Avantax Wealth Management, advisory fees are typically billed quarterly, in advance, and the related advisory revenues are deferred and recognized ratably over the period in which our performance obligations have been completed. For advisory revenues generated by Avantax Planning Partners, advisory fees are typically billed quarterly, in arrears, and the related advisory revenues are accrued and recognized over the period in which our performance obligations were completed.
Commissions represent amounts generated by clients’ purchases and sales of securities and investment products. We serve as the registered broker-dealer or insurance agent for those trades. We generate two types of commissions: (1) transaction-based commissions and (2) trailing commissions. Transaction-based commissions are generated on a per-transaction basis and are recognized as revenue on the trade date, which is when our performance obligations have been substantially completed. Trailing commissions are earned by us based on our ongoing account support to clients. Trailing commissions are based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets and recognized over the period during which our services are performed. Since trailing commission revenue is generally paid in arrears, we estimate it based on a number of factors, including stock market index levels and the amount of trailing commission revenues received in prior periods. These estimates are primarily based on historical information, and there is not significant judgment involved.
A substantial portion of advisory revenue and commission revenue is ultimately paid to our financial professionals. In Avantax Wealth Management, advisory fee payments to financial professionals typically occur at the beginning of the quarter, in advance, and therefore do not result in an advisory fee payable amount at quarter end. In Avantax Planning Partners, advisory fee payments (which are primarily composed of payments to CPA firms under fee sharing arrangements) are typically made quarterly, in arrears, and we record an estimate for the advisory fee payable based on the historical payout ratios and financial market movement for the period. For transaction-based commissions, we record an estimate for commissions payable based upon the payout rate of the financial professional generating the accrued commission revenue. For trailing commissions, we record an estimate for
Blucora, Inc. | 2020 Form 10-K 63

trailing commissions payable based upon historical payout ratios. Such amounts are recorded as “Commissions and advisory fees payable” on the consolidated balance sheets and “Wealth management services cost of revenue” on the consolidated statements of comprehensive income.
Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, and other asset-based revenues, primarily including margin revenues and asset-based retirement plan service fees, and is recognized ratably over the period in which services are provided.
Transaction and fee revenue primarily includes (1) support fees charged to financial professionals, which are recognized over time as advisory services are provided, (2) fees charged for executing certain transactions in client accounts, which are recognized on a trade-date basis, and (3) other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, and financial institutions, which are recognized as services are performed or as earned, as applicable.
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
Certain of our Tax Preparation software packages marketed towards professional tax preparers contain multiple elements, including a software element and an unlimited e-filing capability element. For these software packages that contain multiple elements, we allocate the total consideration of the package to the two elements. We then recognize revenue for the software element upon download or shipment and recognize revenue for the unlimited filing element over time based on an estimated filing timeline. The impact of multiple element arrangements is not material and only impacts the timing of revenue recognition over the tax filing season, which is typically concentrated within the first two quarters of each year.
Income taxes
We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book and tax bases of assets and liabilities. We periodically evaluate the likelihood of the realization of deferred tax assets and reduce the carrying amount of the deferred tax assets by a valuation allowance to the extent we believe it is more likely than not that a portion will not be realized. We consider many factors when assessing the likelihood of future realization of the deferred tax assets, including expectations of future taxable income, recent cumulative earnings experience by taxing jurisdiction, and other relevant factors. There is a wide range of possible judgments relating to the valuation of our deferred tax assets.
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
Blucora, Inc. | 2020 Form 10-K 64

cumulative likelihood of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded.
Business combinations
We account for business combinations, including the 1st Global Acquisition and the HKFS Acquisition, using the acquisition method.
Under the acquisition method, the purchase price of the acquisition is allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The most subjective areas of the acquisition accounting method include determining the fair value of the following:
•intangible assets, including the valuation methodology, estimates of future cash flows, discount rates, growth rates, and attrition rates (if applicable), as well as the estimated useful life of intangible assets;
•contingent consideration, including the valuation methodology, estimates of future advisory asset levels, discount rates, growth rates, and volatility levels; and
•goodwill, as measured as the excess of consideration transferred over the acquisition date fair value of the assets acquired, including the amount assigned to identifiable intangible assets, and the liabilities assumed.
Our assumptions and estimates are based upon comparable market data and information obtained from the management of the acquired entities.
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
Beginning in March 2020, the COVID-19 pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted certain key Wealth Management business drivers, such as client asset levels and interest rates. These macroeconomic and Company-specific factors, in totality, served as a triggering event that resulted in the testing of the goodwill of the Wealth Management reporting unit and the Tax Preparation reporting unit for potential impairment.
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
For the Wealth Management reporting unit, the carrying value of the reporting unit exceeded its fair value by $270.6 million. Therefore, we recorded an impairment of goodwill of $270.6 million in the first quarter of 2020. For the Tax Preparation reporting unit, the carrying value of the reporting unit was significantly below its fair value, and therefore, no impairment of goodwill was deemed necessary.
Blucora, Inc. | 2020 Form 10-K 65

No goodwill impairment triggering events were identified for the remainder of the year ended December 31, 2020. In addition, we performed our annual goodwill impairment evaluation as of November 30, 2020 and concluded that there were no indicators of impairment. The Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market, or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.
Recent Accounting Pronouncements
See “Item 8. Financial Statements and Supplementary Data—Note 2” for more information on recently issued and adopted accounting pronouncements.

Blucora, Inc. | 2020 Form 10-K 66

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risk and interest rate risk.
Financial market risk: We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important to us, are: to preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. As of December 31, 2020, we were principally invested in money market fund securities. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2020.
Interest rate risk: At December 31, 2020, our cash equivalent balance of $4.3 million was held in money market funds. We consider the interest rate risk for our cash equivalent securities held at December 31, 2020 to be low. For further detail on our cash equivalents, see “Item 8. Financial Statements and Supplementary Data—Note 2.”
In addition, as of December 31, 2020, we had $563.2 million in principal amount of debt outstanding under the Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see “Item 8. Financial Statements and Supplementary Data—Note 6.” A hypothetical 100 basis point increase in LIBOR on December 31, 2020 would result in a $19.4 million increase in our interest expense until the scheduled maturity date in 2024.
The following table provides information about our cash equivalent securities as of December 31, 2020, including principal cash flows for 2021 and thereafter and the related weighted average interest rates. Principal amounts and weighted average interest rates by expected year of maturity are as follows (in thousands, except percentages):

	Amount	Weighted Average Interest rate
2021	$4,290	0.63%
Thereafter	—	—
Total	$4,290	0.63%
Fair Value	$4,290

Blucora, Inc. | 2020 Form 10-K 67

ITEM 8. Financial Statements and Supplementary Data

Blucora, Inc. | 2020 Form 10-K 68

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blucora, Inc. (the Company) as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Blucora, Inc. | 2020 Form 10-K 69

Business Combination

Description of the Matter
On July 1, 2020, the Company completed its acquisition of Honkamp Krueger Financial Services, “HKFS”, for total purchase consideration of $131.5 million, which included contingent consideration with an initial fair value of $27.6 million related to two potential earn-out payments with a maximum payout of $60 million, as disclosed in Note 3 to the consolidated financial statements. $52.8 million of the total purchase consideration was allocated to the fair value of the customer relationships intangible asset. The transaction was accounted for as a business combination.
Auditing management’s accounting for the HKFS acquisition was complex and highly judgmental due to the significant estimation required in determining the initial fair value of the contingent consideration and the customer relationships intangible asset of $27.6 million and $52.8 million, respectively, as of July 1, 2020.
The significant estimation was primarily due to the complexity of the valuation models used by management to measure the fair value of the contingent consideration and customer relationships and the sensitivity of the respective fair values to the significant underlying assumptions. The Company used a Monte Carlo simulation model to measure the fair value of the contingent consideration, which is required to be remeasured at fair value each reporting period until settled. The significant assumptions used in the simulation included forecasted advisory asset levels at July 1, 2021 and July 1, 2022, the risk-adjusted discount rate reflecting the risk in the advisory asset projection and the volatility. The Company used a discounted cash flow model to measure the customer relationships intangible asset. The significant assumptions used to estimate the value of the customer relationships included the discount rate, customer attrition rate and projections of revenue growth. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s process to account for acquisitions, including management’s review of the valuation models and assumptions underlying the recognition and valuation of the contingent consideration and customer relationships intangible asset.
To test the fair value of the contingent consideration, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We performed procedures to test the completeness and accuracy of the underlying data and to assess the Company’s projected asset forecasts given past performance and economic trends. We also involved our valuation specialists to assist in evaluating the Company's use of a Monte Carlo simulation model and testing the significant assumptions used in the model, including volatility and the risk-adjusted discount rate. To test the fair value of the customer relationships intangible asset, we performed audit procedures that included, among others, testing the significant assumptions used in the model, including the completeness and accuracy of the underlying data. For example, we compared the significant assumptions to current market and economic trends, and to HKFS’ past performance and future forecasts. We involved our valuation specialists to assist in our evaluation of the valuation methodology used and significant assumptions. We have also evaluated the Company’s disclosures in relation to this matter.

Blucora, Inc. | 2020 Form 10-K 70

Impairment of Goodwill

Description of the Matter
As disclosed in Note 2 and Note 5 to the consolidated financial statements, goodwill is tested for impairment annually as of November 30, or more frequently if indicators of impairment require the performance of an interim impairment assessment. During the first quarter of 2020, as a result of the market impacts related to the coronavirus outbreak, COVID-19, the Company determined that an interim goodwill impairment triggering event had occurred. The Company performed a quantitative impairment analysis for goodwill, which indicated the goodwill for the Wealth Management reporting unit was impaired. As a result, a non-cash impairment charge of $270.6 million was recorded in the quarter ended March 31, 2020. The Company performed their annual test as of November 30 and concluded that there was no indicator of impairment.
Auditing management’s impairment test related to goodwill was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. The fair value estimate for the reporting unit was sensitive to significant assumptions such as projected future revenue growth rates, future operating margins, the selected discount rate and valuation multiples.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill impairment assessment process. This included testing controls over the review of the Company’s forecast as well as controls over the review of the significant assumptions used to estimate the fair value of the reporting unit.
To test the fair value of the reporting unit, our audit procedures included, among others, assessing methodologies and testing the significant assumptions and underlying data used by the Company, specifically the projected financial information including the future revenue growth rates, future operating margins and the selected discount rate. We also evaluated the completeness and accuracy of the underlying data supporting the assumptions. Additionally, we compared the significant assumptions used by management to current market and economic trends as well as the Wealth Management reporting unit’s past performance and future forecast. We performed sensitivity analyses on significant assumptions to evaluate the change in the fair value of the reporting unit and assessed the historical accuracy of management’s estimates. In addition, we involved our valuation specialists to assist in evaluating the significant assumptions in the fair value estimate. We have also evaluated the Company’s disclosures in relation to this matter.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Dallas, Texas
February 26, 2021
Blucora, Inc. | 2020 Form 10-K 71

BLUCORA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$150,125	$80,820
Cash segregated under federal or other regulations	637	5,630
Accounts receivable, net of allowance	12,736	16,266
Commissions and advisory fees receivable	26,132	21,176
Other receivables	717	2,902
Prepaid expenses and other current assets, net	10,321	12,349
Total current assets	200,668	139,143
Long-term assets:
Property and equipment, net	58,500	18,706
Right-of-use assets, net	23,455	10,151
Goodwill, net	454,821	662,375
Other intangible assets, net	322,179	290,211
Deferred tax asset, net	—	9,997
Other long-term assets	4,569	6,989
Total long-term assets	863,524	998,429
Total assets	$1,064,192	$1,137,572
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$9,290	$10,969
Commissions and advisory fees payable	19,021	19,905
Accrued expenses and other current liabilities	56,419	36,144
Deferred revenue—current	12,298	12,014
Lease liabilities—current	2,304	3,272
Current portion of long-term debt, net	1,784	11,228
Total current liabilities	101,116	93,532
Long-term liabilities:
Long-term debt, net	552,553	381,485
Deferred tax liability, net	30,663	—
Deferred revenue—long-term	6,247	7,172
Lease liabilities—long-term	36,404	5,916
Other long-term liabilities	24,919	5,952
Total long-term liabilities	650,786	400,525
Total liabilities	751,902	494,057

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par $0.0001—900,000 authorized shares; 49,483 shares issued and 48,177 shares outstanding at December 31, 2020; 49,059 shares issued and 47,753 shares outstanding at December 31, 2019	5	5
Additional paid-in capital	1,598,230	1,586,972
Accumulated deficit	(1,257,546)	(914,791)
Accumulated other comprehensive loss	—	(272)
Treasury stock, at cost—1,306 shares at December 31, 2020 and December 31, 2019	(28,399)	(28,399)
Total stockholders’ equity	312,290	643,515
Total liabilities and stockholders’ equity	$1,064,192	$1,137,572

See notes to consolidated financial statements.
Blucora, Inc. | 2020 Form 10-K 72

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Years Ended December 31,
	2020	2019	2018
Revenue:
Wealth management services revenue	$546,189	$507,979	$373,174
Tax preparation services revenue	208,763	209,966	187,282
Total revenue	754,952	717,945	560,456
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	385,962	352,081	253,580
Tax preparation services cost of revenue	12,328	10,691	10,040
Amortization of acquired technology	—	—	99
Total cost of revenue	398,290	362,772	263,719
Engineering and technology	27,258	30,931	19,332
Sales and marketing	177,618	126,205	111,361
General and administrative	82,158	78,529	60,124
Acquisition and integration	31,085	25,763	—
Depreciation	7,293	5,479	4,468
Amortization of other acquired intangible assets	29,745	37,357	33,487
Impairment of goodwill and an intangible asset	270,625	50,900	—
Restructuring	—	—	288
Total operating expenses	1,024,072	717,936	492,779
Operating income (loss)	(269,120)	9	67,677
Other loss, net	(31,304)	(16,915)	(15,797)
Income (loss) before income taxes	(300,424)	(16,906)	51,880
Income tax benefit (expense)	(42,331)	65,054	(311)
Net income (loss)	(342,755)	48,148	51,569
Net income attributable to noncontrolling interests	—	—	(935)
Net income (loss) attributable to Blucora, Inc.	$(342,755)	$48,148	$50,634
Net income (loss) per share attributable to Blucora, Inc. (1):
Basic	$(7.14)	$1.00	$0.94
Diluted	$(7.14)	$0.98	$0.90
Weighted average shares outstanding:
Basic	47,978	48,264	47,394
Diluted	47,978	49,282	49,381
Comprehensive income (loss):
Net income (loss)	$(342,755)	$48,148	$51,569
Other comprehensive income (loss)	272	174	(442)
Comprehensive income (loss)	(342,483)	48,322	51,127
Comprehensive income attributable to noncontrolling interests	—	—	(935)
Comprehensive income (loss) attributable to Blucora, Inc.	$(342,483)	$48,322	$50,192
____________________________
(1)Net income per share for the year ended December 31, 2018 included the the impact of the noncontrolling interest redemption discussed further in “Note 11—Stockholders' Equity” and in “Note 16—Net Income (Loss) Per Share.”

See notes to consolidated financial statements.
Blucora, Inc. | 2020 Form 10-K 73

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Redeemable noncontrolling interests			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)
		Common stock					Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2017	$18,033	46,366	$5	$1,555,560	$(1,014,174)	$(4)	—	$—	$541,387
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	—	1,678	—	15,251	—	—	—	—	15,251
Other comprehensive loss	—	—	—	—	—	(442)	—	—	(442)
Stock-based compensation	—	—	—	13,253	—	—	—	—	13,253
Tax payments from shares withheld for equity awards	—	—	—	(8,362)	—	—	—	—	(8,362)
Impact of adoption of new accounting guidance related to revenue recognition	—	—	—	—	1,851	—	—	—	1,851
Adjustment of redeemable noncontrolling interests to redemption value	5,977	—	—	(5,977)	—	—	—	—	(5,977)
Net income	935	—	—	—	50,634	—	—	—	50,634
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	—	$—	$607,595
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	—	1,015	—	6,599	—	—	—	—	6,599
Stock repurchases	—	—	—	—	—	—	(1,306)	(28,399)	(28,399)
Other comprehensive income	—	—	—	—	—	174	—	—	174
Stock-based compensation	—	—	—	16,300	—	—	—	—	16,300
Tax payments from shares withheld for equity awards	—	—	—	(5,652)	—	—	—	—	(5,652)
Impact of adoption of new leases accounting standard	—	—	—	—	(1,636)	—	—	—	(1,636)
Impact of ASC 842 consolidated deferred tax	—	—	—	—	386	—	—	—	386
Reclassification of mandatorily redeemable noncontrolling interests	(22,428)	—	—	—	—	—	—	—	—
Redemption of noncontrolling interests	(2,517)	—	—	—	—	—	—	—	—
Net income	—	—	—	—	48,148	—	—	—	48,148
Balance as of December 31, 2019	$—	49,059	$5	$1,586,972	$(914,791)	$(272)	(1,306)	$(28,399)	$643,515
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	—	424	—	2,355	—	—	—	—	2,355
Other comprehensive loss	—	—	—	—	—	272	—	—	272
Stock-based compensation	—	—	—	10,066	—	—	—	—	10,066
Tax payments from shares withheld for equity awards	—	—	—	(1,163)	—	—	—	—	(1,163)
Net loss	—	—	—	—	(342,755)	—	—	—	(342,755)
Balance as of December 31, 2020	$—	49,483	$5	$1,598,230	$(1,257,546)	$—	(1,306)	$(28,399)	$312,290

See notes to consolidated financial statements.
Blucora, Inc. | 2020 Form 10-K 74

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$(342,755)	$48,148	$51,569
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	10,066	16,300	13,253
Depreciation and amortization of acquired intangible assets	39,907	44,208	38,589
Impairment of goodwill and an intangible asset	270,625	50,900	—
Reduction of right-of-use lease assets	8,908	4,425	—
Deferred income taxes	41,059	(67,549)	(3,039)
Amortization of debt issuance costs	1,372	1,042	833
Accretion of debt discounts	693	228	163
Loss on debt extinguishment and modification expense	—	—	1,534
Gain on sale of a business	(349)	(3,256)	—
Change in fair value of acquisition-related contingent consideration	8,300	—	—
Accretion of lease liability	1,922	599	—
Other	1,508	135	73
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	10,705	871	(4,286)
Commissions and advisory fees receivable	(4,956)	(471)	1,260
Other receivables	2,185	4,506	(3,851)
Prepaid expenses and other current assets	1,662	10,537	(815)
Other long-term assets	2,232	3,377	3,450
Accounts payable	(4,192)	29	(615)
Commissions and advisory fees payable	(884)	432	(2,614)
Lease liabilities	(3,894)	(7,335)	—
Deferred revenue	(796)	(17,367)	9,930
Accrued expenses and other current and long-term liabilities	761	3,045	114
Net cash provided by operating activities	44,079	92,804	105,548
Investing activities:
Business acquisition, net of cash acquired	(101,910)	(166,560)	—
Purchases of property and equipment	(36,002)	(10,501)	(7,633)
Proceeds from sale of a business, net of cash	349	7,467	—
Acquisition of customer relationships	(3,143)	—	—
Net cash used by investing activities	(140,706)	(169,594)	(7,633)
Financing activities:
Proceeds from credit facilities, net of debt issuance costs and debt discount	226,278	131,489	—
Payments on credit facilities	(66,531)	(313)	(80,000)
Stock repurchases	—	(28,399)	—
Payment of redeemable noncontrolling interests	—	(24,945)	—
Proceeds from stock option exercises	97	4,387	12,773
Proceeds from issuance of stock through employee stock purchase plan	2,258	2,212	2,100
Tax payments from shares withheld for equity awards	(1,163)	(5,652)	(8,362)
Contingent consideration payments for business acquisition	—	(943)	(1,315)
Net cash provided (used) by financing activities	160,939	77,836	(74,804)
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	38	(56)
Net increase in cash, cash equivalents, and restricted cash	64,312	1,084	23,055
Cash, cash equivalents, and restricted cash, beginning of period	86,450	85,366	62,311
Cash, cash equivalents, and restricted cash, end of period	$150,762	$86,450	$85,366
Supplemental cash flow information:
Cash paid for income taxes	$1,776	$3,106	$1,806
Cash paid for interest	$24,279	$18,852	$15,335
Non-cash investing activities:
Purchases of property and equipment through leasehold incentives (investing)	$9,726	$—	$—
See notes to consolidated financial statements.
Blucora, Inc. | 2020 Form 10-K 75

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2020, 2019, and 2018

Note 1: Description of the Business
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) operates two primary businesses: the Wealth Management business and the digital Tax Preparation business.
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, certified public accounting (“CPA”) firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the largest U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, and product support tools to assist in making each financial professional a comprehensive financial service center for his or her clients. Avantax Wealth Management formerly operated under the HD Vest and 1st Global brands prior to the rebranding of these businesses to Avantax Wealth Management in 2019.
Avantax Planning Partners operates as a captive, or employee-based, RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”).
On July 1, 2020, we acquired all of the issued and outstanding common stock of HKFS (the “HKFS Acquisition”). The operations of HKFS are included in operating results as part of the Wealth Management segment from the date of the HKFS Acquisition. For additional information, see “Note 3—Acquisitions and Disposition.”
On May 6, 2019, we closed the acquisition of all the issued and outstanding common stock of 1st Global Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company, for a cash purchase price of $180.0 million (the “1st Global Acquisition”).
Tax Preparation
The Tax Preparation business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Preparation business,” or the “Tax Preparation segment”) and provides digital tax preparation solutions for consumers, small business owners, and tax professionals through its website www.TaxAct.com and its mobile applications.
The Tax Preparation segment is highly seasonal, with a significant portion of its annual revenue typically earned in the first four months of the fiscal year. During the third and fourth quarters, the Tax Preparation segment typically reports losses because revenue from the segment is minimal while core operating expenses continue. In March 2020 and as a result of the COVID-19 pandemic, the Internal Revenue Service (“IRS”) extended the filing deadline for federal tax returns from April 15, 2020 to July 15, 2020. This filing extension resulted in the shifting of a significant portion of Tax Preparation segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020.
Segments
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Preparation segment.
Principles of consolidation and use of estimates
The consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated.
Blucora, Inc. | 2020 Form 10-K 76

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. Actual amounts may differ from estimates.
Net capital and regulatory requirements
The Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to Avantax Wealth Management’s operations. As of December 31, 2020, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
Note 2: Summary of Significant Accounting Policies
Cash, cash equivalents, and restricted cash
The following table presents cash, cash equivalents, and restricted cash as reported on the consolidated balance sheets and the consolidated statements of cash flows (in thousands):

	December 31,
	2020	2019
Cash and cash equivalents	$150,125	$80,820
Cash segregated under federal or other regulations	637	5,630
Total cash, cash equivalents, and restricted cash	$150,762	$86,450
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
Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of our Avantax Wealth Management business clients and is considered restricted cash.
Accounts receivable
Accounts receivable are stated at amounts due from customers, net of an allowance for doubtful accounts. The allowance for doubtful accounts was not material at December 31, 2020 and 2019.
Blucora, Inc. | 2020 Form 10-K 77

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Property and equipment
Property and equipment are stated at cost. Depreciation is calculated under the straight-line method over the following estimated useful lives:

Estimated Useful Life
Computer equipment and software	3 years
Data center servers	3 years
Internally developed software	3 years
Office equipment	7 years
Office furniture	7 years
Airplane (1)	25 years
Leasehold improvements	Shorter of lease term or economic life
____________________________
(1)As part of the HKFS Acquisition, we acquired an airplane with a value of $3.8 million.
We capitalize certain internal-use software development costs, consisting primarily of contractor costs and employee salaries and benefits allocated on a project or product basis. We capitalized $19.3 million, $7.4 million, and $6.5 million of internal-use software costs for the years ended December 31, 2020, 2019, and 2018, respectively.
Business combinations
We account for business combinations, including the 1st Global Acquisition and the HKFS Acquisition, using the acquisition method.
Under the acquisition method, the purchase price of the acquisition is allocated to the acquired tangible and identifiable intangible assets and assumed liabilities based on their estimated fair values at the time of the acquisition. This allocation involves a number of assumptions, estimates, and judgments that could materially affect the timing or amounts recognized in our financial statements. The most subjective areas of the acquisition accounting method include determining the fair value of the following:
•intangible assets, including the valuation methodology, estimates of future cash flows, discount rates, growth rates, and attrition rates (if applicable), as well as the estimated useful life of intangible assets;
•contingent consideration, including the valuation methodology, estimates of future advisory asset levels, discount rates, growth rates, and volatility levels; and
•goodwill, as measured as the excess of consideration transferred over the acquisition date fair value of the assets acquired, including the amount assigned to identifiable intangible assets, and the liabilities assumed.
Our assumptions and estimates are based upon comparable market data and information obtained from the management of the acquired entities.
Goodwill is assigned to reporting units that are expected to benefit from the synergies of the business combination as of the acquisition date. Our reporting units are consistent with our reportable segments, and accordingly, the goodwill acquired from the 1st Global Acquisition and the HKFS Acquisition was assigned to the Wealth Management reporting unit. Identifiable intangible assets with finite lives are amortized over their useful lives in a pattern in which the asset is consumed. Acquisition-related costs, including advisory, legal, accounting, valuation, and other similar costs, are expensed in the periods in which the costs are incurred. The results of operations of acquired businesses are included in the consolidated financial statements from the acquisition date.
Goodwill and other intangible assets
We evaluate goodwill and indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. Definite-lived intangible
Blucora, Inc. | 2020 Form 10-K 78

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
assets are reviewed for impairment when events or circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. For additional information on our intangible assets and our impairment assessment methodologies, see “Note 5—Goodwill and Other Intangible Assets.”
Fair value of financial instruments
We measure cash equivalents and our contingent consideration liability at fair value. See “Note 9—Fair Value Measurements” for additional information.
Revenue recognition
We recognize revenue when all five of the following revenue recognition criteria have been satisfied:
•contract(s) with customers have been identified;
•performance obligations have been identified;
•transaction prices have been determined;
•transaction prices have been allocated to the performance obligations; and
•the performance obligations have been fulfilled by transferring control over the promised services to the customer.
The determination of when these criteria are satisfied varies by product or service and is explained in more detail below.
Wealth management revenue recognition. Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenue is recognized upon the transfer of services to customers in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Payments received by us in advance of the performance of service are deferred and recognized as revenue when we have satisfied our performance obligation.
Advisory revenue includes fees charged to clients in advisory accounts for which we are the RIA. These fees are based on the value of assets within these advisory accounts. For advisory revenues generated by Avantax Wealth Management, advisory fees are typically billed quarterly, in advance, and the related advisory revenues are deferred and recognized ratably over the period in which our performance obligations have been completed. For advisory revenues generated by Avantax Planning Partners, advisory fees are typically billed quarterly, in arrears, and the related advisory revenues are accrued and recognized over the period in which our performance obligations were completed.
Commissions represent amounts generated by clients’ purchases and sales of securities and investment products. We serve as the registered broker-dealer or insurance agent for those trades. We generate two types of commissions: (1) transaction-based commissions and (2) trailing commissions. Transaction-based commissions are generated on a per-transaction basis and are recognized as revenue on the trade date, which is when our performance obligations have been substantially completed. Trailing commissions are earned by us based on our ongoing account support to clients. Trailing commissions are based on a percentage of the current market value of clients’ investment holdings in trail-eligible assets and recognized over the period during which our services are performed. Since trailing commission revenue is generally paid in arrears, we estimate it based on a number of factors, including stock market index levels and the amount of trailing commission revenues received in prior periods. These estimates are primarily based on historical information, and there is not significant judgment involved.
A substantial portion of advisory revenue and commission revenue is ultimately paid to our financial professionals. In Avantax Wealth Management, advisory fee payments to financial professionals typically occur at the beginning of the quarter, in advance, and therefore do not result in an advisory fee payable amount at quarter end. In Avantax Planning Partners, advisory fee payments (which are primarily composed of payments to CPA firms
Blucora, Inc. | 2020 Form 10-K 79

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
under fee sharing arrangements) are typically made quarterly, in arrears, and we record an estimate for the advisory fee payable based on the historical payout ratios and financial market movement for the period. For transaction-based commissions, we record an estimate for commissions payable based upon the payout rate of the financial professional generating the accrued commission revenue. For trailing commissions, we record an estimate for trailing commissions payable based upon historical payout ratios. Such amounts are recorded as “Commissions and advisory fees payable” on the consolidated balance sheets and “Wealth management services cost of revenue” on the consolidated statements of comprehensive income.
Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, and other asset-based revenues, primarily including margin revenues and asset-based retirement plan service fees, and is recognized ratably over the period in which services are provided.
Transaction and fee revenue primarily includes (1) support fees charged to financial professionals, which are recognized over time as advisory services are provided, (2) fees charged for executing certain transactions in client accounts, which are recognized on a trade-date basis, and (3) other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, and financial institutions, which are recognized as services are performed or as earned, as applicable.
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
Certain of our Tax Preparation software packages marketed towards professional tax preparers contain multiple elements, including a software element and an unlimited e-filing capability element. For these software packages that contain multiple elements, we allocate the total consideration of the package to the two elements. We then recognize revenue for the software element upon download or shipment and recognize revenue for the unlimited filing element over time based on an estimated filing timeline. The impact of multiple element arrangements is not material and only impacts the timing of revenue recognition over the tax filing season, which is typically concentrated within the first two quarters of each year.
Advertising expenses
Costs for advertising are recorded as expense and classified within “Sales and marketing” on the consolidated statements of comprehensive income when the advertisement appears. Advertising expense totaled $80.0 million, $54.5 million, and $53.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Blucora, Inc. | 2020 Form 10-K 80

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Stock-based compensation
We measure stock-based compensation at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award using the straight-line method. We recognize stock-based compensation expense over the vesting period for each separately vesting portion of a share-based award as if they were individual share-based awards. We estimate forfeitures at the time of grant, based upon historical data, and revise those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates.
For performance-based stock awards, compensation expense is originally based on the number of shares that would vest if we achieve the level of performance that we estimate is the most probable outcome at the grant date. Throughout the requisite service period, we monitor the probability of achievement of the performance condition and adjust stock-based compensation expense if necessary.
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
For cash equivalents, short-term investments, and commissions receivable, we attempt to manage exposure to counterparty credit risk by only entering into agreements with major financial institutions and investment sponsors that are expected to be able to fully perform under the terms of the applicable agreement.
Accounts receivable are typically unsecured and are derived from revenues earned from customers primarily located in the United States operating in a variety of geographic areas. We perform ongoing credit evaluations of our customers and maintain allowances for potential credit losses.
Geographic revenue information
Almost all of our revenue for 2020, 2019, and 2018 was generated from customers located in the United States.
Recently adopted accounting pronouncements
Changes to GAAP are established by the Financial Accounting Standards Board (“FASB”) in the form of accounting standards updates (“ASUs”) to the FASB’s Accounting Standards Codification (“ASC”). We consider
Blucora, Inc. | 2020 Form 10-K 81

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
the applicability and impact of all recent ASUs and ASCs. ASUs and ASCs not listed below were assessed and determined to be either not applicable or are expected to have minimal impact on our consolidated financial position and results of operations. We are currently considering, or have recently adopted, ASUs and ASCs that impact the following areas:
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
We adopted ASC 842 on January 1, 2019 for all open leases with a term greater than one year as of the adoption date, using the modified retrospective method of adoption with a cumulative effect adjustment to retained earnings. We elected to utilize several practical expedients that were available under ASC 842, including: (1) the practical expedients under which there is no requirement to reassess lease existence, classification, and initial direct costs; (2) the hindsight practical expedient, under which we used hindsight in determining certain lease terms; (3) the short-term lease expedient, under which we did not apply the balance sheet recognition requirements of ASC 842 to leases with a term of twelve months or less; and (4) the lease component practical expedient, under which we made a policy election to account for the nonlease components of a lease together with the related lease components as a single lease component. The adoption of ASC 842 resulted in $6.6 million of additional operating lease assets, $9.1 million of additional operating lease liabilities, and a $1.6 million adjustment to the opening balance of retained earnings as a result of reevaluating certain of our lease terms as of the adoption date. Upon adoption, we also reclassified $0.9 million of other lease-related balances to reduce the measurement of lease assets.
Our lease terms are contractually fixed but may include extension or termination options reasonably assured to be exercised at lease inception, which are included in the recognition of ROU assets and lease liabilities. Our leases do not contain residual value guarantees or material variable lease payments. We do not have any material restrictions or covenants imposed by leases that would impact our ability to pay dividends or cause us to incur additional financial obligations.
Our leases are not complex; therefore, there were no significant assumptions or judgments made in applying the requirements of ASC 842, including the determination of whether our contracts contained a lease and the determination of the discount rates for our leases.
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
The allowance for credit losses is a valuation account that is deducted from the amortized cost basis of the financial asset to present the net carrying value at the amount expected to be collected on the financial asset. ASU 2016-13 replaces the previous “incurred loss” model with a “current expected credit loss” model that requires consideration of a broader range of information to estimate expected credit losses over the lifetime of the financial asset. ASU 2016-13 was effective for fiscal years beginning after December 15, 2019, including the interim periods within those fiscal years. Entities were required to apply ASU 2016-13 using a modified-retrospective approach by recording a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which ASU 2016-13 was effective.
We adopted ASU 2016-13 effective January 1, 2020. Our financial assets within the scope of ASU 2016-13 primarily consisted of our commissions receivable and accounts receivable. While we have implemented the current
Blucora, Inc. | 2020 Form 10-K 82

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
expected credit loss model and assessed the impact of this new model on our in-scope financial assets, the adoption of ASU 2016-13 did not have a material impact on our consolidated financial statements and did not result in a cumulative-effect adjustment to retained earnings as of January 1, 2020.
Goodwill. In January 2017, the FASB issued ASU 2017-04, Intangibles—Goodwill and Other (Topic 350): Accounting for Goodwill (“ASU 2017-04”), which simplifies the subsequent measurement of goodwill by eliminating the previously applicable step two from the goodwill impairment test. Under the amended guidance of ASU 2017-04, when required to test goodwill for recoverability, an entity will perform its goodwill impairment test by comparing the fair value of the reporting unit to its carrying value and recognizing an impairment charge for the amount by which the carrying value exceeds the fair value of the reporting unit. ASU 2017-04 was effective for fiscal years beginning after December 15, 2019, and entities were required to apply ASU 2017-04 on a prospective basis.
We adopted ASU 2017-04 effective January 1, 2020 and applied this new guidance to the goodwill impairment tests we performed as of March 31, 2020 and November 30, 2020. For more information on these impairment tests, see “Note 5—Goodwill and Other Intangible Assets.”
Note 3: Acquisitions and Disposition
HKFS Acquisition
On July 1, 2020, we closed the HKFS Acquisition for an upfront cash purchase price of $104.4 million, which was paid with a portion of the proceeds from the $175.0 million increase in the Term Loan (as defined in “Note 6—Debt”). The purchase price is subject to customary adjustment and two potential post-closing earn-out payments (the “HKFS Contingent Consideration”) by us.
The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative, as amended, the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million, provided that any unearned amounts during the first earn-out period may also be earned during the second earn-out period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period. On the HKFS Acquisition date, the fair value of the HKFS Contingent Consideration was $27.6 million. We recorded the short-term and long-term portions of the HKFS Contingent Consideration in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on the consolidated balance sheet. Subsequent to the HKFS Acquisition date, the HKFS Contingent Consideration is remeasured to an estimated fair value at each reporting date until the contingency is resolved. As of December 31, 2020, the fair value of the HKFS Contingent Consideration was $35.9 million. Changes in estimated fair value are recognized in “Acquisition and integration” expenses on the consolidated statements of comprehensive income (loss) in the period in which they occur. For additional information on the HKFS Contingent Consideration, see “Note 9—Fair Value Measurements.”
Blucora, Inc. | 2020 Form 10-K 83

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
The purchase price of the HKFS Acquisition was allocated to HKFS’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the HKFS Acquisition. The preliminary fair value of assets acquired and liabilities assumed in the HKFS Acquisition were as follows (in thousands):

	Purchase Price Allocation at HKFS Acquisition Date	Purchase Price Allocation Adjustments Since HKFS Acquisition Date	Purchase Price Allocation at December 31, 2020
Assets acquired:
Tangible assets acquired, including cash of $1,980 (1)	15,517	—	$15,517
Identifiable intangible assets	62,970	(5,600)	57,370
Goodwill	58,137	5,600	63,737
Liabilities assumed	(5,134)	—	(5,134)
Total assets acquired and liabilities assumed	$131,490	—	$131,490
Cash paid at HKFS Acquisition date			$104,404
Post-closing cash consideration adjustment			(514)
HKFS Contingent Consideration			27,600
Total purchase price			$131,490
____________________________
(1)Included in tangible assets acquired were accounts receivable of $7.8 million, which primarily consisted of advisory fees receivable. As an insignificant amount of these receivables was expected to be uncollectible, the acquired amount approximates the fair value of the accounts receivable.
The identifiable intangible assets were as follows (in thousands, except as otherwise indicated):

	Estimated Fair Value	Useful Life at HKFS Acquisition Date (in months)
Customer relationships	$52,800	180
CPA firm relationships	4,070	180
Trade name	500	36
Total identified intangible assets	$57,370	179
The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill in the amount of $63.7 million. Goodwill consists largely of the cost, revenue, and marketing synergies expected from incorporating HKFS into our existing Wealth Management business. These synergies include, but are not limited to, increased scale, enhanced capabilities, and an integrated platform. All of the acquired goodwill recognized is deductible for income tax purposes.
The preliminary estimates of the net assets acquired were based upon preliminary calculations and valuations, with these calculations and valuations being subject to change as we obtained additional information for such estimates during the measurement period. For the period from the date of the HKFS Acquisition to December 31, 2020, we adjusted the preliminary fair value estimate for our customer relationship intangible asset, resulting in a $5.6 million decrease to the customer relationship intangible asset, offset by a corresponding $5.6 million increase to goodwill. This adjustment and the corresponding impact to amortization expense had an immaterial impact on our operating results. As of December 31, 2020, the purchase price allocation for the HKFS Acquisition was considered final.
We have incurred inception-to-date transaction costs related to the HKFS Acquisition of $10.8 million, of which $7.7 million and $3.1 million were recognized for the years ended December 31, 2020 and December 31, 2019, respectively. These costs were recognized as “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss).
The operations of HKFS are included in operating results as part of the Wealth Management segment from the date of the HKFS Acquisition. From the date of the HKFS Acquisition, HKFS contributed $19.6 million of revenue and $4.5 million of income before income taxes to our consolidated results for the year ended December 31, 2020.
Blucora, Inc. | 2020 Form 10-K 84

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Pro forma financial information of the HKFS Acquisition
The financial information in the table below summarizes the combined results of operations of Blucora and HKFS, on a pro forma basis, for the years ended December 31, 2020 and 2019. The pro forma results are presented as if the HKFS Acquisition had occurred on January 1, 2019 and include adjustments for amortization expense on the definite-lived intangible assets identified in the HKFS Acquisition, debt-related expenses associated with the Term Loan increase used to finance the HKFS Acquisition, acquisition and integration costs related to the HKFS Acquisition, the removal of historic interest expense for debt issuances of HKFS that were not assumed in the HKFS Acquisition, and the reduction of historic cost of revenue associated with fee-sharing arrangements that did not continue after the HKFS Acquisition. In addition, income taxes were also adjusted for the pro forma results of the combined entity. The historical results of operations for 1st Global are included in the table below as of the date of the 1st Global Acquisition.
The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the HKFS Acquisition occurred on January 1, 2019 (amounts in thousands):

	Years Ended December 31,
	2020	2019
Revenue	$771,092	$751,054
Net income	(321,635)	27,726
1st Global Acquisition
On May 6, 2019, we closed the 1st Global Acquisition. The purchase price was paid with a combination of (i) cash on hand and (ii) the proceeds from a $125.0 million increase in our Term Loan.
The purchase price was allocated to 1st Global’s tangible assets, identifiable intangible assets, and assumed liabilities based on their estimated fair values at the time of the 1st Global Acquisition.
Blucora, Inc. | 2020 Form 10-K 85

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
The fair values of assets acquired and liabilities assumed in the 1st Global Acquisition were as follows (in thousands):

	Purchase Price Allocation at December 31, 2019	Purchase Price Allocation Adjustments Since December 31, 2019	Final Purchase Price Allocation
Assets acquired:
Tangible assets acquired including cash of $12,389 (1)	$38,413	$—	$38,413
Goodwill	117,792	(666)	117,126
Identifiable intangible assets	83,980	—	83,980
Liabilities assumed:
Contingent liability	(11,052)	—	(11,052)
Deferred revenues	(17,715)	—	(17,715)
Other current liabilities	(12,956)	281	(12,675)
Deferred tax liabilities, net	(18,462)	385	(18,077)
Total assets acquired and liabilities assumed	$180,000	$—	$180,000
Cash paid at the 1st Global Acquisition date			$176,850
Cash paid after the 1st Global Acquisition date (2)			3,150
Total purchase price			$180,000
____________________________
(1)Included in tangible assets acquired were accounts receivable (including commissions receivable) of $6.7 million. As an insignificant amount of these receivables was expected to be uncollectible, the acquired amount approximates the fair value of the accounts receivable.
(2)The Company retained $3.2 million of the purchase price of the 1st Global Acquisition, of which $2.1 million was paid to employees of 1st Global in 2019, with the remainder paid to 1st Global or former employees of 1st Global in 2020.
The identifiable intangible assets were as follows (in thousands, except as otherwise indicated):

	Estimated Fair Value	Useful Life at 1st Global Acquisition Date (in months)
Financial professional relationships	$78,400	204
Developed technology	2,980	36
Trade name	1,000	36
Training materials	900	36
Sponsor relationships	700	144
Balance as of December 31, 2019	$83,980
The excess of the total consideration over the tangible assets, identifiable intangible assets, and assumed liabilities was recorded as goodwill. Goodwill consists largely of synergistic opportunities for our Wealth Management business, including increased scale, enhanced capabilities, and an integrated platform of brokerage, investment advisory, and insurance services. Goodwill is not deductible for income tax purposes and is reported in our Wealth Management segment.
Subsequent to December 31, 2019, we adjusted the fair values of goodwill, other current liabilities, and deferred tax liabilities, net, due to the pre-acquisition 1st Global tax returns that were filed in the first quarter of 2020. As more than one year has elapsed since the 1st Global Acquisition date, the measurement period for the 1st Global Acquisition has ended, and the purchase price allocation was considered final as of June 30, 2020.
As part of the 1st Global Acquisition, we assumed a contingent liability related to a regulatory inquiry and recorded the contingent liability as part of the opening balance sheet. While the inquiry is still on-going, we evaluated a range of possible losses, resulting in a contingent liability reserve balance of $11.3 million at December 31, 2020.
Blucora, Inc. | 2020 Form 10-K 86

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
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
Pro forma financial information of the 1st Global Acquisition
The financial information in the table below summarizes the combined results of operations of Blucora and 1st Global, on a pro forma basis, for the years ended December 31, 2019 and 2018. The pro forma results are presented as if the 1st Global Acquisition had occurred on January 1, 2018 and include adjustments for amortization expense on the definite-lived intangible assets identified in the 1st Global Acquisition, debt-related expenses associated with the Term Loan increase used to finance the 1st Global Acquisition, and for the removal of acquisition-related transaction costs. Income taxes also have been adjusted for the effect of these items. The historical results of operations for HKFS are not included in the table below.
The following pro forma financial information is presented for informational purposes only and is not necessarily indicative of the results of operations that would have been achieved had the 1st Global Acquisition occurred at the beginning of the period presented (amounts in thousands):

	Years Ended December 31,
	2019	2018
Revenue	$777,245	$734,489
Net income	36,205	41,319
Acquisition and integration expenses
Acquisition and integration expenses primarily relate to transaction and integration costs for the 1st Global Acquisition and HKFS Acquisition and consist of employee-related expenses, professional services fees, and other expenses. These costs were recognized as “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss). Acquisition and integration expenses were as follows (in thousands):

	Years Ended December 31,
	2020	2019
Employee-related expenses	$1,615	$5,241
Professional services	13,602	17,752
Change in fair value of HKFS Contingent Consideration (1)	8,300	—
Other expenses (2)	7,568	2,770
Total acquisition and integration expenses	$31,085	$25,763
____________________________
(1)For additional information, see “Note 9—Fair Value Measurements.”
(2)For the year ended December 31, 2020, we recognized a $4.1 million impairment expense related to our former headquarters building lease (acquired in the 1st Global Acquisition). For additional information, see “Note 7—Leases.”
For the year ended December 31, 2020, acquisition and integration expenses included $19.7 million related to the HKFS Acquisition and $11.4 million related to the 1st Global Acquisition. For the year ended December 31, 2019, acquisition and integration expense included $22.7 million related to the 1st Global Acquisition and $3.1 million related to the HKFS Acquisition.
Blucora, Inc. | 2020 Form 10-K 87

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Disposition of SimpleTax
On September 4, 2019, we completed the disposition of all of the issued and outstanding stock of SimpleTax Software Inc. (“SimpleTax”), which was a provider of digital tax preparation services in Canada, for proceeds of $9.6 million. This amount was received in the third quarter of 2019 and is included in “Proceeds from sale of a business, net of cash” on the consolidated statement of cash flows for the year ended December 31, 2019. We also recognized a gain on the sale of $3.3 million, which is included in “Other loss, net” on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019.
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
Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income (loss) are presented below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Revenue:
Wealth Management	$546,189	$507,979	$373,174
Tax Preparation	208,763	209,966	187,282
Total revenue	754,952	717,945	560,456
Operating income (loss):
Wealth Management	72,195	68,292	53,053
Tax Preparation	49,621	96,249	87,249
Corporate-level activity	(390,936)	(164,532)	(72,625)
Total operating income (loss)	(269,120)	9	67,677
Other loss, net	(31,304)	(16,915)	(15,797)
Income tax benefit (expense)	(42,331)	65,054	(311)
Net income (loss)	$(342,755)	$48,148	$51,569

Blucora, Inc. | 2020 Form 10-K 88

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Wealth Management revenue recognition
Wealth Management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenues by major category within the Wealth Management segment and the timing of Wealth Management revenue recognition was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Recognized upon transaction:
Advisory revenue	$—	$—	$—
Commission revenue	74,788	82,604	67,351
Asset-based revenue	—	—	—
Transaction and fee revenue	6,494	3,457	3,211
Total Wealth Management revenue recognized upon transaction	$81,282	$86,061	$70,562
Recognized over time:
Advisory revenue	$314,751	$252,367	$164,353
Commission revenue	110,413	108,446	96,850
Asset-based revenue	23,688	48,182	31,456
Transaction and fee revenue	16,055	12,923	9,953
Total Wealth Management revenue recognized over time	$464,907	$421,918	$302,612
Total Wealth Management revenue:
Advisory revenue	$314,751	$252,367	$164,353
Commission revenue	185,201	191,050	164,201
Asset-based revenue	23,688	48,182	31,456
Transaction and fee revenue	22,549	16,380	13,164
Total Wealth Management revenue	$546,189	$507,979	$373,174
Tax Preparation revenue recognition
We generate Tax Preparation revenue from the sale of tax preparation digital services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
Blucora, Inc. | 2020 Form 10-K 89

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Revenues by major category within the Tax Preparation segment and the timing of Tax Preparation revenue recognition was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Recognized upon transaction:
Consumer	$192,223	$192,438	$172,207
Professional	14,031	12,616	12,604
Total Tax Preparation revenue recognized upon transaction	$206,254	$205,054	$184,811
Recognized over time:
Consumer	$3	$2,566	$—
Professional	2,506	2,346	2,471
Total Tax Preparation revenue recognized over time	$2,509	$4,912	$2,471
Total Tax Preparation revenue:
Consumer	$192,226	$195,004	$172,207
Professional	16,537	14,962	15,075
Total Tax Preparation revenue	$208,763	$209,966	$187,282
Note 5: Goodwill and Other Intangible Assets
Goodwill
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Preparation	Total
Balance as of December 31, 2018	$356,041	$192,644	$548,685
Acquired (1)	117,792	—	117,792
Disposed (1)	—	(4,102)	(4,102)
Balance as of December 31, 2019	473,833	188,542	662,375
Acquired (2)	63,737	—	63,737
Purchase accounting adjustments (3)	(666)	—	(666)
Impairment	(270,625)	—	(270,625)
Balance as of December 31, 2020	$266,279	$188,542	$454,821

Balance as of December 31, 2020
Gross goodwill	$536,904	$188,542	$725,446
Accumulated impairment	(270,625)	—	(270,625)
Goodwill, net of accumulated impairment	$266,279	$188,542	$454,821
___________________________
(1)For the year ended December 31, 2019, goodwill acquired resulted from the 1st Global Acquisition, and goodwill disposed resulted from the disposition of SimpleTax.
(2)For the year ended December 31, 2020, goodwill acquired resulted from the HKFS Acquisition.
(3)For the year ended December 31, 2020, the goodwill purchase accounting adjustment related to the 1st Global Acquisition.
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
Blucora, Inc. | 2020 Form 10-K 90

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Beginning in March 2020, the COVID-19 pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted certain key Wealth Management business drivers, such as client asset levels and interest rates. These macroeconomic and Company-specific factors, in totality, served as a triggering event that resulted in the testing of the goodwill of the Wealth Management reporting unit and the Tax Preparation reporting unit for potential impairment.
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
For the Wealth Management reporting unit, the carrying value of the reporting unit exceeded its fair value by $270.6 million . Therefore, we recorded an impairment of goodwill of $270.6 million in the first quarter of 2020. For the Tax Preparation reporting unit, the carrying value of the reporting unit was significantly below its fair value, and therefore, no impairment of goodwill was deemed necessary.
No goodwill impairment triggering events were identified for the remainder of the year ended December 31, 2020. In addition, we performed our annual goodwill impairment evaluation as of November 30, 2020 and concluded that there were no indicators of impairment. The Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market, or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.
Blucora, Inc. | 2020 Form 10-K 91

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Intangible Assets
Intangible assets other than goodwill consisted of the following (in thousands):

		December 31, 2020			December 31, 2019
	Weighted Average Amortization Period (months)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Financial professional relationships	181	$318,700	$(92,436)	$226,264	$318,700	$(71,066)	$247,634
Sponsor relationships	155	17,200	(4,680)	12,520	17,200	(3,705)	13,495
Technology	13	16,470	(14,026)	2,444	46,952	(41,335)	5,617
Trade names	22	3,100	(1,346)	1,754	2,600	(396)	2,204
Customer relationships	174	57,143	(1,784)	55,359	101,575	(100,518)	1,057
CPA firm relationships	174	4,070	(136)	3,934	—	—	—
Curriculum	17	900	(496)	404	1,700	(996)	704
Total definite-lived intangible assets		417,583	(114,904)	302,679	488,727	(218,016)	270,711
Indefinite-lived intangible assets:
Trade name		19,500	—	19,500	19,500	—	19,500
Total intangible assets		$437,083	$(114,904)	$322,179	$508,227	$(218,016)	$290,211
Amortization expense was as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Statement of comprehensive income line item:
Cost of revenue	$—	$—	$99
Amortization of other acquired intangible assets	29,745	37,357	33,487
Total amortization expense	$29,745	$37,357	$33,586
Expected amortization of definite-lived intangible assets held as of December 31, 2020 was as follows (in thousands):

2021	$28,185
2022	24,980
2023	23,666
2024	23,106
2025	22,427
Thereafter	180,315
Total	$302,679
Intangible asset impairment
In September 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the “2019 Rebranding”). In connection with the 2019 Rebranding, HD Vest (which comprised all of the Wealth Management business prior to the 1st Global Acquisition) was renamed Avantax Wealth Management in September 2019, and 1st Global converted in late October 2019. As a result, the Company evaluated the HD Vest trade name indefinite-lived asset by performing a quantitative impairment test of that intangible asset. This test compared the carrying value of the HD Vest trade name asset to its fair value. We utilized Level 3 fair value
Blucora, Inc. | 2020 Form 10-K 92

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
measurements in estimating fair value using the present value of future discounted cash flows, an income approach. The significant estimates used in the discounted cash flow model include the weighted-average cost of capital and long-term rates of revenue growth. The weighted-average cost of capital considered the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows. These estimates and the resulting valuations required significant judgment.
The carrying value of our indefinite-lived intangible asset related to the trade names within our Wealth Management business prior to the 2019 Rebranding was $52.5 million. The quantitative impairment test determined that the carrying value of the HD Vest trade name exceeded its fair value. As a result, we recognized an impairment charge of $50.9 million on the “Impairment of goodwill and an intangible asset” line on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019. For segment purposes, the impairment of intangible asset is in “Corporate-level activity.” Following the impairment, the remaining useful life of the HD Vest trade name asset was estimated to be three years.
Note 6: Debt
Our debt consisted of the following (in thousands):

	December 31, 2020				December 31, 2019
		Unamortized				Unamortized
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$563,156	$(4,173)	$(4,646)	$554,337	$399,687	$(1,366)	$(5,608)	$392,713
Less: Current portion of long-term debt, net				(1,784)				(11,228)
Long-term debt, net				$552,553				$381,485

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
Credit Agreement Amendment No. 3
The Senior Secured Credit Facility includes financial and operating covenants, including a Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) that governs the Revolver. On May 1, 2020, we entered into Amendment No. 3 to the Credit Agreement (“Credit Agreement Amendment No. 3”). This amendment amended the Credit Agreement to, among other things: (i) provide that, during the period commencing on the effective date of Credit Agreement Amendment No. 3 and ending on December 31, 2020 (the “Third Amendment Relief Period”), if an advance under the Revolver was requested, then the Company was required to be in pro forma compliance with certain covenants, (ii) provide that, for purposes of determining compliance with the Consolidated Total Net Leverage Ratio for the Revolver, during the Third Amendment Relief Period certain limitations to add-backs did not apply when calculating Consolidated EBITDA (as defined in the Credit Agreement), (iii) solely with respect to the Revolver, add restrictions on certain restricted payments during the Third Amendment Relief Period, and (iv) solely with respect to the Revolver, if the Revolver usage was over $0 on the last day of any calendar quarter during the Third Amendment Relief Period, impose a minimum liquidity financial covenant that would require the Company and its Restricted Subsidiaries (as defined in the Credit Agreement) to maintain liquidity of at least $115.0 million on the last day of such quarter. Solely with respect to the Revolver and solely if the Revolver usage exceeded $0 on the last day of any calendar quarter during the Third Amendment Relief Period, Credit Agreement Amendment No. 3 increased the maximum Consolidated Total Net Leverage Ratio to (i) 5.75 to
Blucora, Inc. | 2020 Form 10-K 93

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
1.00 for the fiscal quarter ended June 30, 2020 and (ii) 3.75 to 1.00 for the fiscal quarters ending September 30, 2020 and December 31, 2020.
Credit Agreement Amendment No. 4
On July 1, 2020, the Company entered into Amendment No. 4 to the Credit Agreement (“Credit Agreement Amendment No. 4”) in connection with the closing of the HKFS Acquisition. Pursuant to Credit Agreement Amendment No. 4, the Credit Agreement was amended to, among other things, (i) increase the Term Loan by an aggregate principal amount of $175.0 million and (ii) increase the applicable margin under the Term Loan to 4.00% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.00% for ABR Loans (as defined in the Credit Agreement). As of December 31, 2020, the applicable interest rate on the Term Loan was 5.00%.
Approximately $104.4 million of the proceeds from the increase to the Term Loan were used to fund the purchase price of the HKFS Acquisition, as well as to pay related fees and expenses. We intend to use the remainder of the proceeds from the increase to the Term Loan for additional working capital. The increase in the Term Loan resulted in non-capitalizable debt issuance costs of $3.7 million that were recognized as expense in “Other loss, net” on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020.
The Company is required to make mandatory annual prepayments on the Term Loan in certain circumstances, including in the event that the Company generates Excess Cash Flow (as defined in the Credit Agreement) in a given fiscal year. The Credit Agreement permits the Company to voluntarily prepay the Term Loan without premium or penalty. The Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September and December, beginning on September 30, 2020, in an amount equal to $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.
The future principal payments on the Term Loan as of December 31, 2020 are as follows (in thousands):

2021	$1,812
2022	1,812
2023	1,812
2024	557,720
Total future principal payments on the Term Loan	$563,156
Depending on our Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the Revolver is 2.75% to 3.25% for Eurodollar Rate loans and 1.75% to 2.25% for ABR loans. Interest is payable at the end of each interest period.
As of December 31, 2020, the Senior Secured Credit Facility provided up to $740.0 million of borrowings and consisted of a committed $65.0 million under the Revolver and a $675.0 million Term Loan that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries (including certain subsidiaries acquired in the HKFS Acquisition and certain other material subsidiaries). The Senior Secured Credit Facility includes financial and operating covenants (including a Consolidated Total Net Leverage Ratio), which are set forth in detail in the Credit Agreement.
As of December 31, 2020, we had $563.2 million in principal amount outstanding under the Term Loan and no amounts outstanding under the Revolver. Based on aggregate loan commitments as of December 31, 2020, approximately $65.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions.

Blucora, Inc. | 2020 Form 10-K 94

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018

Note 7: Leases
Our leases are primarily related to office space and are classified as operating leases. For the years ended December 31, 2020 and December 31, 2019, operating lease expense, net of sublease income, was recognized in “General and administrative” expense (for net lease expense related to leases used in our operations) and “Acquisition and integration” expense (for net lease expense related to the unoccupied lease resulting from the 1st Global Acquisition) on the consolidated statements of comprehensive income (loss). For the year ended December 31, 2018, we recognized rent expense of $4.7 million that was recognized in “General and administrative” expense on the consolidated statements of comprehensive income (loss).
Lease expense, cash paid on operating lease liabilities, and lease liabilities obtained from new ROU assets for the years ended December 31, 2020 and December 31, 2019 were as follows (in thousands):

	Years ended December 31,
	2020	2019
Fixed lease expense	$6,762	$5,224
Variable lease expense	893	1,315
Lease expense, before sublease income	7,655	6,539
Sublease income	(1,235)	(1,287)
Total lease expense, net of sublease income	$6,420	$5,252
Additional lease information:
Cash paid on operating lease liabilities	$3,818	$7,339
Lease liabilities obtained from new right-of-use assets	$21,766	$15,829
As of December 31, 2020, our weighted-average remaining operating lease term was approximately 11 years, and our weighted-average operating lease discount rate was 5.4%.
Operating leases were recorded on the consolidated balance sheets as follows (in thousands):

	December 31, 2020	December 31, 2019
Lease liabilities—current	$2,304	$3,223
Lease liabilities—long-term	36,404	5,865
Total operating lease liabilities	$38,708	$9,088
The maturities of our operating lease liabilities as of December 31, 2020 are as follows (in thousands):

Undiscounted cash flows:
2021	$2,667
2022	5,056
2023	5,138
2024	5,077
2025	5,013
Thereafter	30,324
Total undiscounted cash flows	$53,275
Imputed interest	(14,567)
Present value of cash flows	$38,708
Lease liabilities obtained from new ROU assets were $21.8 million and $15.8 million for the years ended December 31, 2020 and December 31, 2019, respectively. In 2019, we signed a new corporate headquarters lease, which commenced in January 2020 and, therefore, an ROU asset of $20.7 million and a lease liability of $20.4 million was reflected on the consolidated financial statements beginning in January 2020. The new
Blucora, Inc. | 2020 Form 10-K 95

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
headquarters lease is classified as an operating lease, and the term of the lease extends to June 2033. Lease payments begin in August 2021 and will result in $45.2 million in undiscounted fixed lease payments, which are partially offset by a $9.7 million tenant improvement allowance. Under the new lease, we will also make variable payments for operating expenses and utilities.
As part of the HKFS Acquisition, we acquired various operating leases, for which we recognized an ROU asset of $1.5 million and a lease liability of $1.4 million as of the HKFS Acquisition date. The acquired leases primarily relate to office spaces and have remaining lease terms ranging from one year to four years.
In addition, in July 2020, we began subleasing a portion of our former office building (acquired in the 1st Global Acquisition) located in Dallas, TX. As the terms of the sublease were at rental rates below those of the original building lease, we tested the related asset group (which consisted of the ROU asset and leasehold improvements) for impairment by comparing the estimated fair value of the asset group to its carrying value. Estimated fair value was calculated using a discounted cash flow analysis that utilized Level 3 inputs, which included forecasted cash flows and a discount rate derived from market data. As the carrying value of the asset group exceeded its estimated fair value, we determined the asset group to be impaired. As a result, we recognized impairment expense of $4.1 million, which was included in “Acquisition and integration” expense on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020.
Note 8: Balance Sheet Components
Prepaid expenses and other current assets, net consisted of the following (in thousands):

	December 31,
	2020	2019
Prepaid expenses	$9,643	$11,787
Other current assets	678	562
Total prepaid expenses and other current assets, net	$10,321	$12,349
Property and equipment, net, consisted of the following (in thousands):

	December 31,
	2020	2019
Internally developed software	$22,983	$13,046
Computer equipment and data center	7,807	6,998
Purchased software	7,300	5,404
Leasehold improvements and other	17,647	4,624
Airplane	3,770	—
Office furniture	6,116	1,221
Office equipment	2,536	1,314
	68,159	32,607
Accumulated depreciation	(23,712)	(19,172)
	44,447	13,435
Capital projects in progress	14,053	5,271
Total property and equipment, net	$58,500	$18,706
Total depreciation expense was $10.2 million, $6.9 million, and $5.0 million for the years ended December 31, 2020, 2019, and 2018, respectively.
The net book value of internally-developed software was $26.6 million and $12.8 million at December 31, 2020 and 2019, respectively. We recorded depreciation expense for internally-developed software of $5.4 million, $3.2 million, and $1.5 million for the years ended December 31, 2020, 2019, and 2018, respectively.
Blucora, Inc. | 2020 Form 10-K 96

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2020	2019
Salaries and related expenses	$19,317	$15,053
Contingent liability from 1st Global Acquisition	11,328	11,052
Retained purchase price from 1st Global Acquisition	—	1,050
Accrued vendor and advertising costs	2,606	4,351
HKFS Contingent Consideration liability (1)	17,900	—
Other	5,268	4,638
Total accrued expenses and other current liabilities	$56,419	$36,144
____________________________
(1)Represents the short-term portion of the HKFS Contingent Consideration liability. The long-term portion of the HKFS Contingent Consideration liability was classified in “Other long-term liabilities” on the consolidated balance sheet.

In 2018, we received $9.3 million of incentives from our new clearing firm provider. These incentives are reported in current and long-term deferred revenue on the consolidated balance sheets. As these incentives are amortized, the amortized amount reduces operating expenses. As of December 31, 2020, $0.9 million and $6.2 million were reported in current and long-term deferred revenue, respectively.
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

	December 31, 2020	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,290	$4,290	$—	$—
Total assets at fair value	$4,290	$4,290	$—	$—

HKFS Contingent Consideration	$35,900	$—	$—	$35,900
Total liabilities at fair value	$35,900	$—	$—	$35,900
Blucora, Inc. | 2020 Form 10-K 97

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018

	December 31, 2019	Fair value measurements at the reporting date using
		Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,264	$4,264	$—	$—
Total assets at fair value	$4,264	$4,264	$—	$—
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value them utilizing quoted prices in active markets.
The HKFS Contingent Consideration liability relates to the potential earn-out payments resulting from the HKFS Acquisition (see “Note 3—Acquisitions and Disposition”). As of December 31, 2020, the fair value of the HKFS Contingent Consideration was $35.9 million. The estimated fair value of HKFS Contingent Consideration was determined using a Monte Carlo simulation model in a risk neutral framework with the underlying simulated variable of advisory asset levels and the related achievement of certain advisory asset growth levels. The Monte Carlo simulation model utilized Level 3 inputs, which included forecasted advisory asset levels at July 1, 2021 and July 1, 2022, a risk-adjusted discount rate (which reflects the risk in the advisory asset projection) of 12.8%, volatility of 34.9%, and a credit spread of 2.7%. Significant increases to the discount rate, volatility, or credit spread inputs would have resulted in a significantly lower fair value measurement, with a similar inverse relationship existing for significant decreases to these inputs. A significant increase to the forecasted advisory asset levels would have resulted in a significantly higher fair value measurement, while a significant decrease to the forecasted advisory asset levels would have resulted in a significantly lower fair value measurement.
A reconciliation of the HKFS Contingent Consideration liability is as follows (in thousands):

HKFS Contingent Consideration Liability
Balance as of December 31, 2019	$—
Recognized at HKFS Acquisition	27,600
Valuation loss included in net income (loss) (1)	8,300
Balance as of December 31, 2020	$35,900
____________________________
(1)Recognized in “Acquisition and integration” expense on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2020.

Fair value of financial instruments
We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of December 31, 2020, the Term Loan’s principal amount was $563.2 million, and the fair value of the Term Loan’s principal amount was $561.7 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation. As of December 31, 2019, the Term Loan’s principal amount approximated its fair value as the Term Loan is a variable rate instrument, and its applicable margin at that date approximated market conditions.
As of December 31, 2019, the Revolver’s principal amount outstanding approximated its fair value as the Revolver is a variable rate instrument and its applicable margin approximated market conditions. As of December 31, 2020, we had no amounts outstanding under the Revolver.

Blucora, Inc. | 2020 Form 10-K 98

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Note 10: Commitments and Contingencies
Purchase commitments
Our purchase commitments primarily consist of outsourced IT and marketing services, commitments to our portfolio management tool vendor, commitments to our clearing firm provider, and commitments for financial professional support programs. As of December 31, 2020, our purchase commitments for the next five years and thereafter are as are as follows (in thousands):

2021	$16,072
2022	8,930
2023	7,629
2024	5,546
2025	4,671
Thereafter	7,969
Total purchase commitments	$50,817
Litigation
From time to time, we are subject to various legal proceedings or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on its financial statements, these matters are subject to inherent uncertainties. Aside from the contingent liability related to the 1st Global Acquisition that is described in “Note 3—Acquisitions and Disposition,” we are not currently party to any such matters for which we have incurred a material liability on our consolidated balance sheets.
We have entered into indemnification agreements in the ordinary course of business with our officers and directors. Pursuant to these agreements, we may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under these indemnification agreements and applicable Delaware law.
Note 11: Stockholders' Equity
Stock Repurchase Plan
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. Pursuant to the plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased depends on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. For the year ended December 31, 2019, we repurchased 1.3 million shares of our common stock for an aggregate purchase price of $28.4 million. There were no stock repurchases for the year ended December 31, 2020 or the year ended December 31, 2018.
Accumulated other comprehensive loss
The following table provides information about activity in accumulated other comprehensive loss (in thousands):
Blucora, Inc. | 2020 Form 10-K 99

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018

	Foreign currency translation adjustment	Total
Balance as of December 31, 2017	$(4)	$(4)
Other comprehensive loss	(442)	(442)
Balance as of December 31, 2018	(446)	(446)
Other comprehensive income	174	174
Balance as of December 31, 2019	(272)	(272)
Other comprehensive income	272	272
Balance as of December 31, 2020	$—	$—
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
Note 12: Stock-based Compensation
Employee Stock Purchase Plan
The 2016 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 2.7 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 0.8 million shares were available for issuance as of December 31, 2020. We issue new shares upon purchase through the ESPP.
Stock Incentive Plan
We may grant incentive or non-qualified stock options, stock, restricted stock, time-based and performance-based restricted stock units (collectively, “RSUs”), stock appreciation rights, and performance shares or performance units to employees, non-employee directors, and financial professionals.
In 2018, our stockholders approved the Blucora, Inc. 2018 Long-term Incentive Plan (the “2018 Plan”), which replaced the Blucora, Inc. 2015 Incentive Plan (as amended and restated). Upon approval of the 2018 Plan, we have granted all RSUs and options under the 2018 Plan, except for inducement awards made under the Blucora, Inc. 2016 Equity Inducement Plan.
Stock options and RSUs generally vest over a period of one-to-three years, with the majority of awards vesting over three years. For stock options and time-based RSUs, one-third of the award vests one year after the date of grant, with the remainder of the award vesting ratably thereafter on an annual basis. For performance-based RSUs, these awards typically cliff vest following a three-year performance period based on the achievement of company-
Blucora, Inc. | 2020 Form 10-K 100

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
stated performance goals or market-based conditions. In addition, stock options expire seven years from the date of grant. There are a few exceptions to this vesting schedule, which provide for vesting at different rates.
We issue new shares upon the exercise of stock options and upon the vesting of RSUs. If a stock option or RSU is surrendered or otherwise unused, the related shares will continue to be available for issuance under the 2018 Plan.
A summary of stock options and RSUs at December 31, 2020 is as follows:

Number of shares authorized for awards	12,277,883
Options and RSUs outstanding	2,865,692
Options and RSUs expected to vest	2,510,231
Options and RSUs available for grant	6,548,963
For the year ended December 31, 2020, the following activity occurred under our stock incentive plans:

	Number of Options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding at December 31, 2019	1,614,307	$19.16
Granted	803,210	$17.21
Forfeited (1)	(382,866)	$25.49
Expired	(657,898)	$17.16
Exercised	(12,426)	$7.61
Outstanding at December 31, 2020	1,364,327	$17.31	$2,738	4.8
Exercisable at December 31, 2020	601,055	$17.83	$966	3
Vested and expected to vest after December 31, 2020	1,233,665	$17.45	$2,396	4.6
____________________________
(1)Forfeited stock options included 368,678 stock options related to executive departures in 2020.

	Number of Units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Outstanding at December 31, 2019	1,356,695	$28.22
Granted	949,142	$19.06
Forfeited (1)	(596,550)	$27.04
Vested	(207,922)	$26.11
Outstanding at December 31, 2020	1,501,365	$23.19	$23,888	1.2
Expected to vest after December 31, 2020	1,276,566	$23.21	$20,310	1.1
____________________________
(1)Forfeited RSUs included 444,657 RSUs related to executive departures in 2020.
Blucora, Inc. | 2020 Form 10-K 101

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Supplemental information is presented below:

	Years Ended December 31,
	2020	2019	2018
Stock options:
Weighted average grant date fair value per option granted	$6.04	$8.88	$7.68
Total intrinsic value of options exercised (in thousands)	$71	$17,674	$27,759
Total fair value of options vested (in thousands)	$4,488	$2,593	$4,142
RSUs:
Weighted average grant date fair value per unit granted	$19.06	$28.89	$26.89
Total intrinsic value of units vested (in thousands)	$4,115	$10,679	$16,452
Total fair value of units vested (in thousands)	$6,182	$6,368	$6,069
We account for stock-based compensation in accordance with ASC 718, Stock Compensation, which requires that compensation related to all share-based awards (including stock options, RSUs, and ESPP shares) be recognized in the consolidated financial statements. Amounts recognized for stock-based compensation expense on the consolidated statements of comprehensive income (loss) were as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Cost of revenue	$5,129	$4,082	$1,467
Engineering and technology	795	715	766
Sales and marketing	1,776	346	2,424
General and administrative (1)	2,366	11,157	8,596
Total	$10,066	$16,300	$13,253
____________________________
(1)Stock-based compensation expense for the year ended December 31, 2020 was reduced by $8.5 million related to the reversal of stock-based compensation expense due to: (1) forfeitures resulting from executive departures and (2) the reversal of stock-based compensation expense for performance-based RSUs that are not expected to vest.
To estimate stock-based compensation expense, we used the Black-Scholes-Merton valuation method with the following assumptions for stock options granted:

	Years Ended December 31,
	2020	2019	2018
Risk-free interest rate	0.24% - 1.62%	2.28% - 2.88%	1.82% - 2.54%
Expected dividend yield	0%	0%	0%
Expected volatility	39% - 56%	38% - 42%	38% - 42%
Expected life	3.5	3.6	3.6
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
Blucora, Inc. | 2020 Form 10-K 102

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
As of December 31, 2020, total unrecognized stock-based compensation expense related to unvested stock awards was as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$1,515	1.5
RSUs	12,306	1.4
Total	$13,821	1.4

Note 13: Other Loss, Net
“Other loss, net” on the consolidated statements of comprehensive income (loss) consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Interest expense	$24,570	$19,017	$15,610
Amortization of debt issuance costs	1,372	1,042	833
Accretion of debt discounts	693	228	163
Total interest expense	26,635	20,287	16,606
Interest income	(65)	(449)	(349)
Gain on sale of a business (1)	(349)	(3,256)	—
Non-capitalized debt issuance expenses	3,687	—	—
Loss on debt extinguishment and modification expense	—	—	1,534
Other (2)	1,396	333	(1,994)
Other loss, net	$31,304	$16,915	$15,797
____________________________
(1)For the year ended December 31, 2019, we recognized a $3.3 million gain on the sale of SimpleTax. See Note 3—Acquisitions and Disposition for additional information. For the year ended December 31, 2020, we recognized a $0.3 million gain on sale due to a net working capital true-up related to the sale of SimpleTax in the third quarter of 2020.
(2)For the year ended December 31, 2018, we had a $2.1 million gain on the sale of an investment.

Note 14: 401(k) Plan
We have a 401(k) savings plan covering our employees. Eligible employees may contribute through payroll deductions. Pursuant to a continuing resolution by our board of directors, we match a portion of the 401(k) contributions made by our employees. The amount we have contributed ranges from 1% to 4% of an employee’s salary, depending upon the percentage contributed by the employee. For the years ended December 31, 2020, 2019, and 2018, we contributed $2.8 million, $2.4 million, and $1.9 million, respectively, to our employees’ 401(k) plans.
Blucora, Inc. | 2020 Form 10-K 103

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
Note 15: Income Taxes
Income (loss) before income taxes consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
United States	$(300,424)	$(18,088)	$51,385
Foreign	—	1,182	495
Income (loss) before income taxes	$(300,424)	$(16,906)	$51,880
Income tax expense (benefit) consisted of the following (in thousands):

	Years Ended December 31,
	2020	2019	2018
Current:
U.S. federal	$—	$(732)	$(42)
State	1,272	2,901	3,230
Foreign	—	333	157
Total current expense	1,272	2,502	3,345
Deferred:
U.S. federal	40,857	(62,580)	(3,035)
State	202	(4,970)	37
Foreign	—	(6)	(36)
Total deferred expense (benefit)	41,059	(67,556)	(3,034)
Income tax expense (benefit)	$42,331	$(65,054)	$311
Income tax expense (benefit) differed from the amount calculated by applying the statutory federal income tax rate of 21% as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Income tax expense (benefit) at the statutory federal income tax rate	$(63,089)	$(3,550)	$10,895
Non-deductible compensation	1,681	1,933	2,796
Non-deductible acquisition-related transaction costs	—	1,359	—
State income taxes, net of federal benefit	1,053	(1,897)	2,014
Uncertain tax positions and audit settlements	(575)	(1,227)	473
Research and development credit	—	—	(552)
Excess tax (benefits) and deficiencies of stock-based compensation	1,004	(4,100)	(6,851)
Valuation allowances	23,911	(56,881)	(8,537)
Non-deductible goodwill	56,831	—	—
Net operating loss write-off	21,051	—	—
Other	464	(691)	73
Income tax expense (benefit)	$42,331	$(65,054)	$311
The primary difference between the statutory tax rate and the annual effective tax rate was non-deductible goodwill, the valuation allowance, and the net operating loss write-off, as discussed further below. Other differences between the statutory rate and the annual effective tax rate are related to excess tax deficiencies for stock compensation, uncertain tax positions, state taxes, and non-deductible compensation.
Blucora, Inc. | 2020 Form 10-K 104

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
The tax effect of temporary differences and net operating loss carryforwards that gave rise to our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Net operating loss and credit carryforwards	$54,196	$84,684
Capital loss	22,753	22,948
Accrued compensation	7,094	6,686
Stock-based compensation	4,848	4,986
Deferred revenue	3,935	4,042
Lease liability	9,193	2,133
Other, net	3,583	3,833
Total gross deferred tax assets	105,602	129,312
Valuation allowance	(67,735)	(43,824)
Deferred tax assets, net of valuation allowance	37,867	85,488
Deferred tax liabilities:
Amortization	(59,580)	(69,668)
Depreciation	(1,947)	(2,521)
Right-of-use assets	(5,571)	(2,382)
Other, net	(1,432)	(920)
Total gross deferred tax liabilities	(68,530)	(75,491)
Net deferred tax assets (liabilities)	$(30,663)	$9,997
At December 31, 2020, we evaluated the need for a valuation allowance for deferred tax assets based upon our assessment of whether it is more likely than not that we will generate sufficient future taxable income necessary to realize the deferred tax benefits. We maintain a valuation allowance against our deferred tax assets that are capital in nature to the extent that it is more likely than not that the related deferred tax benefit will not be realized. We also have a deferred tax asset related to the net operating losses (“NOLs”) that we believe is more likely than not to expire before utilization. In 2020, we increased the valuation allowance by $23.9 million because we believe this portion of NOLs is more likely than not to not be realized.
The changes in the valuation allowance for deferred tax assets are shown below (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$43,824	$100,705	$109,242
Increase (decrease) in valuation allowance—future year utilization	18,136	(45,651)	—
Increase (decrease) in valuation allowance—current year utilization	5,047	(10,943)	(8,597)
Increase (decrease) in valuation allowance—other	728	(287)	60
Balance at end of year	$67,735	$43,824	$100,705
As of December 31, 2020, our U.S. federal and state net operating loss carryforwards for income tax purposes were $249.2 million and $27.9 million, respectively, which primarily related to excess tax benefits for stock-based compensation. If unutilized, our federal net operating loss carryforwards will expire between 2021 and 2037, with the majority of them expiring between 2021 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.
Blucora, Inc. | 2020 Form 10-K 105

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Balance at beginning of year	$19,483	$22,590	$22,625
Gross increases for tax positions of prior years	—	—	516
Gross decreases for tax positions of prior years	(11,972)	(1,858)	(508)
Gross increases for tax positions of current year	—	60	—
Purchase accounting for 1st Global Acquisition	(35)	442	—
Settlements with taxing authorities	—	(563)	—
Statute of limitations expirations	—	(1,188)	(43)
Balance at end of year	$7,476	$19,483	$22,590
The total amount of unrecognized tax benefits that could affect our effective tax rate if recognized was $2.8 million and $6.3 million as of December 31, 2020 and 2019, respectively. The remaining $4.7 million and $13.2 million was not recognized on the consolidated balance sheets as of December 31, 2020 and 2019, respectively, and if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and, various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2015, although NOL carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2020, no significant adjustments have been proposed relative to our tax positions.
For the year ended December 31, 2020, the amount recognized for interest and penalties related to uncertain tax positions was immaterial. For the year ended December 31, 2019, we reversed $0.4 million of interest and penalties related to uncertain tax positions. For the year ended December 31, 2018, we recognized $0.4 million of interest and penalties related to uncertain tax positions. We had $1.5 million and $1.4 million accrued for interest and penalties as of December 31, 2020 and 2019, respectively.
Note 16: Net Income (Loss) Per Share
“Basic net income (loss) per share” is calculated using the weighted average number of common shares outstanding during the applicable period. “Diluted net income (loss) per share” is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the applicable period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of unvested RSUs. Dilutive potential common shares are excluded from the calculation of diluted net income per share if their effect is antidilutive.
Blucora, Inc. | 2020 Form 10-K 106

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2020, 2019, and 2018
The calculation of basic and diluted net income (loss) per share attributable to Blucora, Inc. is as follows (in thousands):

	Years Ended December 31,
	2020	2019	2018
Numerator:
Net income (loss)	$(342,755)	$48,148	$51,569
Net income attributable to noncontrolling interests	—	—	(935)
Adjustment of redeemable noncontrolling interests (1)	—	—	(5,977)
Net income (loss) attributable to Blucora, Inc. shareholders after adjustment of redeemable noncontrolling interests	$(342,755)	$48,148	$44,657
Denominator:
Basic weighted average common shares outstanding	47,978	48,264	47,394
Dilutive potential common shares	—	1,018	1,987
Diluted weighted average common shares outstanding	47,978	49,282	49,381
Net income (loss) per share attributable to Blucora, Inc.:
Basic net income (loss) per share	$(7.14)	$1.00	$0.94
Diluted net income (loss) per share	$(7.14)	$0.98	$0.90
Shares excluded (2)	2,936	1,150	354
____________________________
(1)For the year ended December 31, 2018, the redemption value adjustment for our redeemable noncontrolling interest was deducted from net income for purposes of calculating net income per share attributable to Blucora, Inc. This redeemable noncontrolling interest was subsequently redeemed in 2019. See “Note 11—Stockholders' Equity” for further discussion of redeemable noncontrolling interests.
(2)Potential common shares were excluded from the calculation of diluted net income (loss) per share for these periods because their effect would have been anti-dilutive. For the year ended December 31, 2020, all potential common shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss recognized.

Blucora, Inc. | 2020 Form 10-K 107

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2020 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2020.
We acquired HKFS on July 1, 2020. Management excluded HKFS from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. HKFS’s total assets and net assets constituted 2% and 6% of total and net assets, respectively, as of December 31, 2020 and 3% of total revenues for the year ended December 31, 2020.
Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2020, and its report is included below.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Blucora, Inc. | 2020 Form 10-K 108

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on Internal Control over Financial Reporting
We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Blucora, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.
As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Honkamp Krueger Financial Services, HKFS, which is included in the December 31, 2020 consolidated financial statements of the Company and constituted 2% and 6% of total assets and net assets, respectively, as of December 31, 2020 and 3% of revenues for the year then ended. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of HKFS.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blucora, Inc. as of December 31, 2020 and 2019, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated February 26, 2021 expressed an unqualified opinion thereon.
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
Blucora, Inc. | 2020 Form 10-K 109

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ Ernst & Young LLP

Dallas, Texas
February 26, 2021
Blucora, Inc. | 2020 Form 10-K 110

ITEM 9B. Other Information
None.
Blucora, Inc. | 2020 Form 10-K 111

PART III
As permitted by the rules of the SEC, we have omitted certain information from Part III of this Annual Report on Form 10-K. We intend to file a Definitive Proxy Statement (the “Proxy Statement”) with the Securities and Exchange Commission relating to our annual meeting of stockholders not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K, and such information is incorporated by reference herein.
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

Blucora, Inc. | 2020 Form 10-K 112

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
(b)   Exhibits

Blucora, Inc. | 2020 Form 10-K 113

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement between Blucora, Inc., Monoprice Holdings, Inc. and YFC-Boneagle Electric Co., LTD, dated November 14, 2016	8-K	November 15, 2016	2.1
2.2#	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
2.3#	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement dated June 30, 2020	8-K	July 1, 2020	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K (No. 000-25131)	August 13, 2012	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc. filed with the Secretary of State of Delaware on June 1, 2017	8-K	June 5, 2017	3.1
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc. filed with the Secretary of State of Delaware on June 8, 2018	8-K	June 8, 2018	3.1
3.4	Amended and Restated Bylaws of Blucora, Inc., dated July 15, 2020	8-K	July 16, 2020	3.1
4.1	Description of Securities				X
10.1*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of June 5, 2012	S-8 (No. 333-198645)	September 8, 2014	99.1
10.2*	Blucora, Inc. 2015 Incentive Plan, as Amended and Restated	DEF 14A	April 25, 2016	App-endix A
10.3*	Form of Blucora, Inc. 2015 Incentive Plan Nonqualified Stock Option Grant Notice	10-Q	July 30, 2015	10.2
10.4*	Form of Blucora, Inc. 2015 Incentive Plan Restricted Stock Unit Grant Notice	10-Q	July 30, 2015	10.3
10.5*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.2
10.6*	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.3
10.7*	Form of Performance-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.4
10.8*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Blucora, Inc. 2015 Incentive Plan	10-Q	April 28, 2016	10.3
10.9*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Chairman of the Board under the Blucora, Inc. 2015 Incentive Plan	10-Q	April 28, 2016	10.4
10.10*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Amended and Restated Blucora, Inc. 2015 Incentive Plan	10-Q	July 27, 2017	10.3
10.11*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under the Amended and Restated Blucora, Inc. 2015 Incentive Plan	10-Q	July 27, 2017	10.4
Blucora, Inc. | 2020 Form 10-K 114

10.12*	Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 19, 2018	App-endix A
10.13*	Amendment No. 1 to the Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 9, 2020	App-endix B
10.14*	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.13
10.15*	Form of Time-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.14
10.16*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.15
10.17*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.16
10.18*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.17
10.19*	Blucora, Inc. 2016 Equity Inducement Plan	S-8	January 29, 2016	99.1
10.20*	Amendment No. 1 to Blucora, Inc. 2016 Inducement Plan	S-8	October 14, 2016	99.1
10.21*	Amendment No. 2 to the Blucora, Inc. 2016 Inducement Plan	8-K	May 25, 2018	10.1
10.22*	Amendment No. 3 to the Blucora, Inc. 2016 Equity Inducement Plan	8-K	May 28, 2020	10.3
10.23*	Form of Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to Newly-Hired Executive Officers Under the Blucora, Inc. 2016 Equity Inducement Plan, as amended	10-Q	October 31, 2018	10.2
10.24*	Form of Nonqualified Stock Option Grant Notice and Agreement under the Blucora, Inc. 2016 Equity Inducement Plan	10-Q	May 6, 2020	10.6
10.25*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Blucora, Inc. 2016 Equity Inducement Plan	10-Q	May 6, 2020	10.5
10.26*	Blucora, Inc. 2018 Annual Incentive Plan	8-K	February 23, 2018	10.1
10.27*	Employment Agreement by and between Blucora, Inc. and Ann Bruder, dated June 19, 2017	10-Q	July 27, 2017	10.2
10.28*	Employment Agreement by and between Blucora, Inc. and Todd Mackay, dated December 24, 208	10-K	March 1, 2019	10.33
10.29*	Employment Agreement by and between Blucora, Inc. and Curtis Campbell, dated October 12, 2018	10-K	March 1, 2019	10.34
10.30*	Separation and Release Agreement by and between Blucora, Inc. and Davinder Athwal, dated January 6, 2020	10-K	February 28, 2020	10.30
10.31*	General Release and Waiver of Claims by and between Blucora, Inc. and John Clendening, dated January 15, 2020	10-K	February 28, 2020	10.31
10.32*	Employment Agreement by and between Blucora, Inc. and Christopher W. Walters, dated January 17, 2020				X
10.33*	Form of Employment Agreement by and between Blucora, Inc. and certain executive officers	8-K	April 22, 2020	10.1
10.34*	Blucora, Inc. Executive Change of Control Severance Plan, including the form of Participation Agreement as Appendix A thereto	8-K	January 19, 2021	10.1
Blucora, Inc. | 2020 Form 10-K 115

10.35	Credit Agreement, dated May 22, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender from time to time a party to the Credit Agreement	8-K	May 23, 2017	10.1
10.36	First Amendment, dated November 28, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender party to the First Amendment	8-K	November 29, 2017	10.1
10.37	Second Amendment to Credit Agreement, dated May 6, 2019, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Second Amendment	8-K	May 6, 2019	10.1
10.38^	Third Amendment to Credit Agreement, dated May 1, 2020, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Third Amendment	10-Q	May 6, 2020	10.7
10.39^	Fourth Amendment to Credit Agreement, dated July 1, 2020, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Fourth Amendment	8-K	July 1, 2020	10.1
10.40	Lease Agreement between BDDC, Inc. and Blucora, Inc., dated May 10, 2019	10-K	February 28, 2020	10.36
10.41*	Blucora, Inc., 2016 Employee Stock Purchase Plan	DEF 14A	April 25, 2016	App-endix B
10.42*	Amendment No. 1 to the Blucora, Inc. Employee Stock Purchase Plan	10-Q	August 1, 2018	99.1
10.43*	Amendment No. 2 to the Blucora, Inc. 2016 Employee Stock Purchase Plan	DEF 14A	April 9, 2020	App-endix C
10.44*	Blucora, Inc. Non-Employee Director Compensation Policy	10-Q	August 8, 2019	10.2
10.45*	Blucora, Inc. Director Tax-Smart Deferral Plan	10-K	March 1, 2019	10.51
10.46*	Blucora, Inc. Executive Officer Tax-Smart Deferral Plan	10-K	March 1, 2019	10.52
10.47*	First Amendment to Blucora, Inc. Director Tax-Smart Deferral Plan	10-K	February 28, 2020	10.42
10.48*	First Amendment to Blucora, Inc. Executive Officer Tax-Smart Deferral Plan	10-K	February 28, 2020	10.43
10.49*	Form of Indemnification Agreement	10-K	February 28, 2020	10.44
21.1	Principal Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained on the signature page hereto)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
Blucora, Inc. | 2020 Form 10-K 116

101
The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements
X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)	X
____________________________

*	Indicates a management contract or compensatory plan or arrangement.
^	Certain portions of the exhibit have been omitted.
#	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. Blucora, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
**	The certifications attached as Exhibits 32.1 and 32.2 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Blucora, Inc. under the Securities Act of 1933, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
(c)   Financial Statements and Schedules
See Item 15(a) above.
ITEM 16. Form 10-K Summary
None.
Blucora, Inc. | 2020 Form 10-K 117

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Christopher W. Walters
Christopher W. Walters President and Chief Executive Officer

Date:	February 26, 2021
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

Signature	Title	Date

/s/ Christopher W. Walters	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 26, 2021
Christopher W. Walters

/s/ Marc Mehlman	Chief Financial Officer (Principal Financial Officer)	February 26, 2021
Marc Mehlman

/s/ Stacy A. Murray	Chief Accounting Officer (Principal Accounting Officer)	February 26, 2021
Stacy A. Murray

/s/ Georganne C. Proctor	Chair and Director	February 26, 2021
Georganne C. Proctor

/s/ Steven Aldrich	Director	February 26, 2021
Steven Aldrich

/s/ Mark A. Ernst	Director	February 26, 2021
Mark A. Ernst

/s/ E.Carol Hayles	Director	February 26, 2021
E. Carol Hayles

/s/ John MacIlwaine	Director	February 26, 2021
John MacIlwaine

/s/ Karthik Rao	Director	February 26, 2021
Karthik Rao

/s/ Jana R. Schreuder	Director	February 26, 2021
Jana R. Schreuder

/s/ Mary S. Zappone	Director	February 26, 2021
Mary S. Zappone
Blucora, Inc. | 2020 Form 10-K 118