Form 10-Q
period 2021-03-31
BLUCORA, INC.
filed 2021-05-05
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
As of April 28, 2021, 48,416,216 shares of the registrant’s Common Stock were outstanding.

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

Blucora, Inc. | Q1 2021 Form 10-Q 2

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
•political and economic conditions and events that directly or indirectly impact the wealth management and tax preparation software industries;
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
Blucora, Inc. | Q1 2021 Form 10-Q 3

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
Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, as supplemented by those identified under Part II, Item 1A, “Risk Factors” and elsewhere in this Form 10-Q, as well as in our other filings with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q. We do not undertake any obligation and do not intend to update or revise any forward-looking statement to reflect new information, events, or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

Blucora, Inc. | Q1 2021 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$191,803	$150,125
Cash segregated under federal or other regulations	2,241	637
Accounts receivable, net of allowance	24,348	12,736
Commissions and advisory fees receivable	26,021	26,132
Other receivables	186	717
Prepaid expenses and other current assets, net	12,015	10,321
Total current assets	256,614	200,668
Long-term assets:
Property and equipment, net	64,160	58,500
Right-of-use assets, net	22,886	23,455
Goodwill, net	454,821	454,821
Other intangible assets, net	315,294	322,179
Other long-term assets	5,342	4,569
Total long-term assets	862,503	863,524
Total assets	$1,119,117	$1,064,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,019	$9,290
Commissions and advisory fees payable	18,762	19,021
Accrued expenses and other current liabilities	72,735	56,419
Deferred revenue—current	5,280	12,298
Lease liabilities—current	3,327	2,304
Current portion of long-term debt, net	1,786	1,784
Total current liabilities	123,909	101,116
Long-term liabilities:
Long-term debt, net	552,684	552,553
Deferred tax liability, net	30,394	30,663
Deferred revenue—long-term	6,015	6,247
Lease liabilities—long-term	35,723	36,404
Other long-term liabilities	25,738	24,919
Total long-term liabilities	650,554	650,786
Total liabilities	774,463	751,902

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 authorized shares; 49,615 shares issued and 48,309 shares outstanding at March 31, 2021; 49,483 shares issued and 48,177 shares outstanding at December 31, 2020	5	5
Additional paid-in capital	1,602,948	1,598,230
Accumulated deficit	(1,229,900)	(1,257,546)
Treasury stock, at cost—1,306 shares at March 31, 2021 and December 31, 2020	(28,399)	(28,399)
Total stockholders’ equity	344,654	312,290
Total liabilities and stockholders’ equity	$1,119,117	$1,064,192

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q1 2021 Form 10-Q 5

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended March 31,
	2021	2020
Revenues:
Wealth management services revenue	$154,491	$144,989
Tax software services revenue	123,892	118,331
Total revenue	278,383	263,320
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	108,623	102,342
Tax software services cost of revenue	5,578	4,013
Total cost of revenue	114,201	106,355
Engineering and technology	7,128	8,515
Sales and marketing	77,562	79,710
General and administrative	24,685	24,728
Acquisition and integration	8,103	5,682
Depreciation	2,300	1,796
Amortization of other acquired intangible assets	7,175	7,748
Impairment of goodwill	—	270,625
Total operating expenses	241,154	505,159
Operating income (loss)	37,229	(241,839)
Other loss, net	(7,883)	(6,135)
Income (loss) before income taxes	29,346	(247,974)
Income tax expense	(1,700)	(67,520)
Net income (loss)	$27,646	$(315,494)
Net income (loss) per share:
Basic	$0.57	$(6.60)
Diluted	$0.56	$(6.60)
Weighted average shares outstanding:
Basic	48,261	47,827
Diluted	49,097	47,827
Comprehensive income (loss):
Net income (loss)	$27,646	$(315,494)
Other comprehensive income	—	272
Comprehensive income (loss)	$27,646	$(315,222)

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q1 2021 Form 10-Q 6

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
	Common stock					Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2020	49,483	$5	$1,598,230	$(1,257,546)	$—	(1,306)	$(28,399)	$312,290
Common stock issued for stock options and restricted stock units	132	—	63	—	—	—	—	63
Stock-based compensation	—	—	5,520	—	—	—	—	5,520
Tax payments from shares withheld for equity awards	—	—	(865)	—	—	—	—	(865)
Net income	—	—	—	27,646	—	—	—	27,646
Balance as of March 31, 2021	49,615	$5	$1,602,948	$(1,229,900)	$—	(1,306)	$(28,399)	$344,654

	Common stock		Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss	Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	49,059	$5	$1,586,972	$(914,791)	$(272)	(1,306)	$(28,399)	$643,515
Common stock issued for stock options and restricted stock units	89	—	—	—	—	—	—	—
Stock-based compensation	—	—	(1,201)	—	—	—	—	(1,201)
Tax payments from shares withheld for equity awards	—	—	(917)	—	—	—	—	(917)
Cumulative translation adjustment	—	—	—	—	272	—	—	272
Net loss	—	—	—	(315,494)	—	—	—	(315,494)
Balance as of March 31, 2020	49,148	$5	$1,584,854	$(1,230,285)	$—	(1,306)	$(28,399)	$326,175

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q1 2021 Form 10-Q 7

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three months ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$27,646	$(315,494)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	5,610	(1,201)
Depreciation and amortization of acquired intangible assets	10,418	10,168
Impairment of goodwill	—	270,625
Reduction of right-of-use lease assets	569	1,625
Deferred income taxes	(269)	57,898
Amortization of debt issuance costs	363	313
Accretion of debt discounts	277	68
Change in fair value of acquisition-related contingent consideration	6,300	—
Accretion of lease liability	514	424
Other	(78)	495
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(11,541)	(9,066)
Commissions and advisory fees receivable	111	3,457
Other receivables	531	(3,239)
Prepaid expenses and other current assets	(1,694)	(1,715)
Other long-term assets	(828)	2,560
Accounts payable	12,729	17,744
Commissions and advisory fees payable	(259)	(1,965)
Lease liabilities	(172)	(1,289)
Deferred revenue	(7,250)	(7,820)
Accrued expenses and other current and long-term liabilities	10,745	23,276
Net cash provided by operating activities	53,722	46,864
Investing activities:
Purchases of property and equipment	(8,598)	(7,715)
Asset acquisitions	(587)	—
Net cash used by investing activities	(9,185)	(7,715)
Financing activities:
Proceeds from credit facilities	—	55,000
Payments on credit facilities	(453)	(10,313)
Proceeds from stock option exercises	63	—
Tax payments from shares withheld for equity awards	(865)	(918)
Net cash provided (used) by financing activities	(1,255)	43,769
Net increase in cash, cash equivalents, and restricted cash	43,282	82,918
Cash, cash equivalents, and restricted cash, beginning of period	150,762	86,450
Cash, cash equivalents, and restricted cash, end of period	$194,044	$169,368
Supplemental cash flow information:
Cash paid for income taxes	$—	$213
Cash paid for interest	$7,123	$5,011
Non-cash investing activities:
Purchases of property and equipment through leasehold incentives (investing)	$—	$4,959

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q1 2021 Form 10-Q 8

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) operates two primary businesses: the Wealth Management business and the digital Tax Software business.
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, certified public accounting (“CPA”) firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the leading U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, and product support tools that enable them to offer tax-advantaged investing and wealth management services to their clients.
Avantax Planning Partners operates as an employee-based RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). On July 1, 2020, we acquired all of the issued and outstanding common stock of HKFS (the “HKFS Acquisition”). The operations of HKFS are included in our operating results as part of the Wealth Management segment from the date of the HKFS Acquisition.
Tax Software
The Tax Software business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Software business,” or the “Tax Software segment”) and provides digital tax preparation services, packaged tax software, and ancillary services for consumers, small business owners, and tax professionals through its website www.TaxAct.com and its mobile applications. We had referred to this business as the “Tax Preparation business” and “Tax Preparation segment” in previous filings.
The Tax Software segment is highly seasonal with a significant portion of its annual revenue typically earned in the first two quarters of the fiscal year. During the third and fourth quarters, the Tax Software segment typically reports losses because revenue from the segment is minimal while core operating expenses continue.
In March 2020 and as a result of the COVID-19 pandemic, the Internal Revenue Service (“IRS”) extended the filing deadline for federal tax returns from April 15, 2020 to July 15, 2020. This filing extension resulted in the shifting of a significant portion of Tax Software segment revenue that is usually earned in the first and second quarters of 2020 to the third quarter of 2020.
As a result of the continued impact of the COVID-19 pandemic, the IRS delayed the start of the 2021 tax season and extended the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021. In addition, the IRS extended the federal filing and payment deadline for Texas, Louisiana, and Oklahoma to mid-June. We expect that these events will result in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first quarter of 2021 to the second quarter of 2021.
Segments
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment.

Blucora, Inc. | Q1 2021 Form 10-Q 9

Note 2: Summary of Significant Accounting Policies
Interim financial information
The accompanying condensed consolidated financial statements have been prepared by us under the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with United States generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of results for a full year.
Cash, cash equivalents, and restricted cash
The following table presents cash, cash equivalents, and restricted cash as reported on the condensed consolidated balance sheets and the condensed consolidated statements of cash flows (in thousands):

	March 31, 2021	December 31, 2020
Cash and cash equivalents	$191,803	$150,125
Cash segregated under federal or other regulations	2,241	637
Total cash, cash equivalents, and restricted cash	$194,044	$150,762
We generally invest our available cash in high-quality marketable investments. These investments include money market funds invested in securities issued by agencies of the U.S. government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Such investments are reported at fair value on the condensed consolidated balance sheets.
Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of our Avantax Wealth Management clients and is considered restricted cash.
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
Beginning in March 2020, the COVID-19 pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted certain key Wealth Management business drivers, such as client asset levels and interest rates. These macroeconomic and Company-specific factors, in totality, served as a triggering event that resulted in the testing of the goodwill of the Wealth Management reporting unit and the Tax Software reporting unit for potential impairment.
As part of the goodwill impairment test, we compared the estimated fair values of the Wealth Management and Tax Software reporting units to their respective carrying values. Estimated fair value was calculated using Level 3 inputs and utilized a blended valuation method that factored in the income approach and the market approach. The income approach estimated fair value by using the present value of future discounted cash flows. Significant estimates used in the discounted cash flow model included our forecasted cash flows, our long-term rates of growth, and our weighted average cost of capital. The weighted average cost of capital factors in the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve our projected cash flows. The market approach estimated fair value by taking income-based valuation multiples for a set of comparable companies and applying the valuation multiple to each reporting unit’s income.
Blucora, Inc. | Q1 2021 Form 10-Q 10

For the Wealth Management reporting unit, the carrying value of the reporting unit exceeded its fair value by $270.6 million. Therefore, we recorded an impairment of goodwill of $270.6 million in the first quarter of 2020. For the Tax Software reporting unit, the carrying value of the reporting unit was significantly below its fair value, and therefore, the goodwill of the Tax Software reporting unit was not considered impaired.
While no goodwill impairment triggering events were identified during the three months ended March 31, 2021, the Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market, or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.

Note 3: Segment Information and Revenues
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment. Our Chief Executive Officer is the chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, contested proxy and other legal and consulting costs, or impairment of goodwill to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate-level activity.” In addition, we do not allocate other loss, net, or income taxes to the reportable segments. We do not report assets or capital expenditures by segment to the chief operating decision maker.
Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income (loss) are presented below (in thousands):

	Three months ended March 31,
	2021	2020
Revenue:
Wealth Management	$154,491	$144,989
Tax Software	123,892	118,331
Total revenue	278,383	263,320
Operating income (loss):
Wealth Management	19,396	22,598
Tax Software	50,888	37,753
Corporate-level activity	(33,055)	(302,190)
Total operating income (loss)	37,229	(241,839)
Other loss, net	(7,883)	(6,135)
Income tax expense	(1,700)	(67,520)
Net income (loss)	$27,646	$(315,494)
Blucora, Inc. | Q1 2021 Form 10-Q 11

Revenues by major category within each segment are presented below (in thousands):

	Three months ended March 31,
	2021	2020
Wealth Management:
Advisory	$91,119	$78,757
Commission	52,534	50,580
Asset-based	5,329	10,579
Transaction and fee	5,509	5,073
Total Wealth Management revenue	$154,491	$144,989
Tax Software:
Consumer	$110,567	$103,821
Professional	13,325	14,510
Total Tax Software revenue	$123,892	$118,331
Wealth Management revenue recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
The timing of Wealth Management revenue recognition was as follows (in thousands):

	Three months ended March 31,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$91,119	$91,119	$—	$78,757	$78,757
Commission revenue	22,367	30,167	52,534	23,381	27,199	50,580
Asset-based revenue	—	5,329	5,329	—	10,579	10,579
Transaction and fee revenue	1,374	4,135	5,509	1,859	3,214	5,073
Total Wealth Management revenue	$23,741	$130,750	$154,491	$25,240	$119,749	$144,989

Tax Software revenue recognition
We generate Tax Software revenue from the sale of tax preparation digital services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
The timing of Tax Software revenue recognition was as follows (in thousands):

	Three months ended March 31,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer revenue	$110,567	$—	$110,567	$103,821	$—	$103,821
Professional revenue	12,127	1,198	13,325	12,994	1,516	14,510
Total Tax Software revenue	$122,694	$1,198	$123,892	$116,815	$1,516	$118,331

Blucora, Inc. | Q1 2021 Form 10-Q 12

Note 4: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	March 31, 2021				December 31, 2020
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$562,703	$(3,896)	$(4,337)	$554,470	$563,156	$(4,173)	$(4,646)	$554,337
Less: Current portion of long-term debt, net				(1,786)				(1,784)
Long-term debt, net				$552,684				$552,553
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders, which provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (the “Senior Secured Credit Facility”).
As of March 31, 2021, the Senior Secured Credit Facility provided for up to $740.0 million of borrowings and consisted of a committed $65.0 million under the Revolver and a $675.0 million Term Loan that mature on May 22, 2022 and May 22, 2024, respectively. Obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries (including certain subsidiaries acquired in the HKFS Acquisition and certain other material subsidiaries). The Senior Secured Credit Facility includes financial and operating covenants (including a Consolidated Total Net Leverage Ratio), which are set forth in detail in the Credit Agreement.
As of March 31, 2021, we had $562.7 million in principal amount outstanding under the Term Loan and no amounts outstanding under the Revolver. Based on aggregate loan commitments as of March 31, 2021, approximately $65.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 4.00% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.00% for ABR Loans (as defined in the Credit Agreement). As of March 31, 2021, the applicable interest rate on the Term Loan was 5.00%.
The Company is required to make mandatory annual prepayments on the Term Loan in certain circumstances, including in the event that the Company generates Excess Cash Flow (as defined in the Credit Agreement) in a given fiscal year. The Credit Agreement permits the Company to voluntarily prepay the Term Loan without premium or penalty. The Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.
Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the Revolver as of March 31, 2021 was from 2.75% to 3.25% for Eurodollar Rate Loans and 1.75% to 2.25% for ABR Loans. Interest is payable at the end of each interest period.
On April 26, 2021, we entered into Amendment No. 5 to the Credit Agreement (the “Credit Agreement Amendment”). For additional information, see "Note 12—Subsequent Event."

Note 5: Leases
Our leases are primarily related to office space and are classified as operating leases. Operating lease expense, net of sublease income, is recognized in “General and administrative” expense (for net lease expense related to leases used in our operations) and “Acquisition and integration” expense (for net lease expense related to the unoccupied lease resulting from the acquisition of 1st Global, Inc. and 1st Global Insurance Services, Inc.
Blucora, Inc. | Q1 2021 Form 10-Q 13

(together, “1st Global”) in 2019 (the “1st Global Acquisition”)) on the condensed consolidated statements of comprehensive income (loss).
Lease expense, cash paid on operating lease liabilities, and lease liabilities obtained from new right-of-use assets for the three months ended March 31, 2021 and 2020 were as follows (in thousands):

	Three months ended March 31,
	2021	2020
Fixed lease expense	$1,154	$2,036
Variable lease expense	143	301
Lease expense, before sublease income	1,297	2,337
Sublease income	(116)	(326)
Total lease expense, net of sublease income	$1,181	$2,011
Additional lease information:
Cash paid on operating lease liabilities	$217	$1,190
Lease liabilities obtained from new right-of-use assets (1)	$—	$20,414
__________________________
(1)Lease liabilities obtained from new right-of-use assets for the three months ended March 31, 2020 resulted from the new corporate headquarters lease that commenced in January 2020.
As of March 31, 2021, our weighted-average remaining operating lease term was approximately 10.8 years, and our weighted-average operating lease discount rate was 5.4%.
Operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2021	December 31, 2020
Lease liabilities—current	$3,327	$2,304
Lease liabilities—long-term	35,723	36,404
Total operating lease liabilities	$39,050	$38,708
The scheduled maturities of our operating lease liabilities as of March 31, 2021 are as follows (in thousands):

(in thousands)
Undiscounted cash flows:
Remainder of 2021	$2,450
2022	5,056
2023	5,138
2024	5,077
2025	5,013
Thereafter	30,324
Total undiscounted cash flows	53,058
Imputed interest	(14,008)
Present value of cash flows	$39,050

Note 6: Balance Sheet Components
Prepaid expenses and other current assets, net, consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Prepaid expenses	$11,472	$9,643
Other current assets	543	678
Total prepaid expenses and other current assets, net	$12,015	$10,321
Blucora, Inc. | Q1 2021 Form 10-Q 14

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2021	December 31, 2020
Salaries and related expenses	$14,606	$19,317
HKFS Contingent Consideration liability (1)(2)	23,000	17,900
Contingent liability from 1st Global Acquisition (2)	11,328	11,328
Accrued vendor and advertising costs	12,922	2,606
Accrued taxes	3,068	240
Other current liabilities	7,811	5,028
Total accrued expenses and other current liabilities	$72,735	$56,419
__________________________
(1)Represents the short-term portion of the HKFS Contingent Consideration liability. The long-term portion of the HKFS Contingent Consideration liability was classified in “Other long-term liabilities” on the condensed consolidated balance sheets.
(2)For more information on contingent liabilities, see "Note 7—Commitments and Contingencies."

Note 7: Commitments and Contingencies
Contingent liability from 1st Global Acquisition
On May 6, 2019, we closed the 1st Global Acquisition. As part of the 1st Global Acquisition, we assumed a contingent liability related to a regulatory inquiry and recorded the contingent liability as part of the opening balance sheet. While the inquiry is still on-going, we evaluated a range of possible losses, resulting in a contingent liability reserve balance (including accrued interest) of $11.3 million at March 31, 2021.
Contingent consideration liability from HKFS Acquisition
On July 1, 2020, we closed the HKFS Acquisition for an upfront cash purchase price of $104.4 million. The purchase price is subject to two potential post-closing earn-out payments (the “HKFS Contingent Consideration”) by us.
The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative, as amended, the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million, provided that any unearned amounts during the first earn-out period may also be earned during the second earn-out period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period. The HKFS Contingent Consideration liability was valued at $42.2 million on the condensed consolidated balance sheets as of March 31, 2021. For additional information on the HKFS Contingent Consideration, see "Note 8—Fair Value Measurements."
Litigation
From time to time, we are subject to various legal proceedings, regulatory matters or fines, or claims that arise in the ordinary course of business. We accrue a liability when management believes both that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated.
Aside from the contingent liability related to the 1st Global Acquisition and the HKFS Contingent Consideration liability, we are not currently party to any such matters for which we have incurred a material liability on our condensed consolidated balance sheets.

Note 8—Fair Value Measurements
In accordance with Accounting Standards Codification 820, Fair Value Measurements and Disclosures, certain of our assets and liabilities are carried at fair value and are valued using inputs that are classified in one of the following three categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
Blucora, Inc. | Q1 2021 Form 10-Q 15

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

		Fair value measurements at the reporting date using
	March 31, 2021	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,292	$4,292	$—	$—
Total assets at fair value	$4,292	$4,292	$—	$—

HKFS Contingent Consideration	$42,200	$—	$—	$42,200
Total liabilities at fair value	$42,200	$—	$—	$42,200

		Fair value measurements at the reporting date using
	December 31, 2020	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,290	$4,290	$—	$—
Total assets at fair value	$4,290	$4,290	$—	$—

HKFS Contingent Consideration	$35,900	$—	$—	$35,900
Total liabilities at fair value	$35,900	$—	$—	$35,900
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value cash equivalents utilizing quoted prices in active markets.
The HKFS Contingent Consideration liability relates to the potential earn-out payments resulting from the HKFS Acquisition (see "Note 7—Commitments and Contingencies"). As of March 31, 2021, the fair value of the HKFS Contingent Consideration was $42.2 million. The estimated fair value of the HKFS Contingent Consideration was determined using a Monte Carlo simulation model in a risk neutral framework with the underlying simulated variable of advisory asset levels and the related achievement of certain advisory asset growth levels. The Monte Carlo simulation model utilized Level 3 inputs, which included forecasted advisory asset levels at July 1, 2021 and July 1, 2022, a risk-adjusted discount rate (which reflects the risk in the advisory asset projection) of 12.8%, volatility of 36.7%, and a credit spread of 2.4%. Significant increases to the discount rate, volatility, or credit spread inputs would have resulted in a significantly lower fair value measurement, with a similar inverse relationship existing for significant decreases to these inputs. A significant increase to the forecasted advisory assets levels would have resulted in a significantly higher fair value measurement, while a significant decrease to the forecasted advisory asset levels would have resulted in a significantly lower fair value measurement.
Blucora, Inc. | Q1 2021 Form 10-Q 16

A reconciliation of the HKFS Contingent Consideration liability was as follows (in thousands):

HKFS Contingent Consideration Liability
Balance as of December 31, 2020 (1)	$35,900
Valuation change recognized as expense (2)	6,300
Balance as of March 31, 2021 (1)	$42,200
_________________________
(1)The short-term and long-term portions of the HKFS Contingent Consideration are recorded in “Accrued expenses and other current liabilities” and “Other long-term liabilities,” respectively, on the condensed consolidated balance sheets.
(2)Recognized in “Acquisition and integration” expense on the condensed consolidated statement of comprehensive income (loss) for the three months ended March 31, 2021.

Fair value of financial instruments
We consider the carrying values of accounts receivable, commissions and advisory fees receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of March 31, 2021, the Term Loan’s principal amount was $562.7 million, and the fair value of the Term Loan’s principal amount was $561.3 million. As of December 31, 2020, the Term Loan’s principal amount was $563.2 million, and the fair value of the Term Loan’s principal amount was $561.7 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation.
As of March 31, 2021 and December 31, 2020, we had no amounts outstanding under the Revolver.

Note 9: Other Loss, Net
“Other loss, net” on the condensed consolidated statements of comprehensive income (loss) consisted of the following (in thousands):

	Three months ended March 31,
	2021	2020
Interest expense	$7,183	$5,316
Amortization of debt issuance costs	363	313
Accretion of debt discounts	277	68
Total interest expense	7,823	5,697
Interest income	(2)	(14)
Other	62	452
Other loss, net	$7,883	$6,135

Note 10: Income Taxes

	Three months ended March 31,
	2021	2020
Income tax expense	$(1,700)	$(67,520)

The Company recorded income tax expense of $1.7 million for the three months ended March 31, 2021. The Company has prepared its interim tax provision by applying a year-to-date effective tax rate as it represents the best estimate of the annual effective tax rate.
The Company’s effective income tax rate for the three months ended March 31, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances, which were previously recorded in connection with our net operating losses, to offset future federal income tax liabilities. The majority of these net operating losses will either be utilized or expire between 2021 and 2024.
Blucora, Inc. | Q1 2021 Form 10-Q 17

The Company recorded income tax expense of $67.5 million for the three months ended March 31, 2020. The Company’s effective income tax rate for the three months ended March 31, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits, an adjustment to the valuation allowance against deferred tax assets for net operating losses expected to expire in future years, and non-deductible officer compensation expense.

Note 11: Net Income Per Share
“Basic net income (loss) per share” is calculated using the weighted average number of common shares outstanding during the period. “Diluted net income (loss) per share” is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of unvested restricted stock units. Dilutive potential common shares are excluded from the calculation of diluted net income (loss) per share if their effect is antidilutive.
The calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended March 31,
	2021	2020
Numerator:
Net income (loss)	$27,646	$(315,494)
Denominator:
Weighted average common shares outstanding—basic	48,261	47,827
Dilutive potential common shares (1)	836	—
Weighted average common shares outstanding—diluted	49,097	47,827
Net income (loss) per share:
Basic	$0.57	$(6.60)
Diluted	$0.56	$(6.60)
Shares excluded (1)	1,289	3,093
_________________________
(1)Potential common shares were excluded from the calculation of diluted net income (loss) per share for these periods because their effect would have been anti-dilutive. For the three months ended March 31, 2020, all potential common shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss recognized for the period.
Note 12: Subsequent Event
On April 26, 2021, to ensure adequate liquidity and flexibility to support growth, the Company entered into the Credit Agreement Amendment. Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things, refinance the existing $65.0 million Revolver and add $25.0 million of additional revolving credit commitments, for an aggregate principal amount of $90.0 million in revolving credit commitments (the “New Revolver”). The New Revolver has a maturity date of February 21, 2024 (the “Maturity Date”). As of May 5, 2021, the Company had no amounts outstanding under the New Revolver and had no plans to draw available funds under the New Revolver.
The outstanding principal balance of the New Revolver bears interest at the applicable margin plus, at the Company’s election, either (i) the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the ABR (as defined in the Credit Agreement). The applicable margin for the New Revolver is dependent on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) and ranges (a) for Eurodollar Rate loans, from 2.0% to 2.5% and (b) for ABR loans, from 1.0% to 1.5%. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%.
Pursuant to the Credit Agreement Amendment, if the Company’s usage of the New Revolver exceeds 30% of the aggregate commitments under the New Revolver on the last day of any calendar quarter, the Company shall not permit the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) to exceed (i) 4.75 to 1.00 for the period beginning on April 1, 2021 and ending on December 31, 2021, (ii) 4.25 to 1.00 for the period beginning on January 1, 2022 and ending on September 30, 2022, (iii) 4.00 to 1.00 for the period beginning on October 1,
Blucora, Inc. | Q1 2021 Form 10-Q 18

2022 and ending on December 31, 2022 and (iv) 3.50 to 1.00 for the period beginning on January 1, 2023 and ending on the Maturity Date.
Except as described above, the New Revolver has substantially the same terms as the existing Revolver, including certain covenants and events of default. For additional information on the Credit Agreement and Revolver, see "Note 4—Debt."

Blucora, Inc. | Q1 2021 Form 10-Q 19

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto included under Part I, Item 1 and the section titled “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q, as well as with our consolidated financial statements, accompanying notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Form 10-K for the year ended December 31, 2020.
Overview
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) is a leading provider of integrated tax-focused wealth management services and software, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms in achieving better long-term outcomes via holistic, tax-advantaged solutions. Our mission is to empower people to improve their financial wellness through data and technology-driven solutions. We conduct our operations through two primary businesses: (1) the Wealth Management business and (2) the Tax Software business. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
Wealth Management
The Wealth Management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, CPA firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the leading U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, and product support tools that enable them to offer tax-advantaged investing and wealth management services to their clients.
Avantax Planning Partners operates as an employee-based RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). On July 1, 2020, we acquired all of the issued and outstanding common stock of HKFS (the “HKFS Acquisition”). The operations of HKFS are included in our operating results as part of the Wealth Management segment from the date of the HKFS Acquisition. On January 4, 2021, we announced the rebranding of HKFS to Avantax Planning Partners (the “Rebranding”). The Rebranding was designed to create tighter brand alignment, bringing the Wealth Management business under one common and recognizable brand.
As of March 31, 2021, the Wealth Management business worked with a nationwide network of 3,718 financial professionals and supported $84.8 billion of total client assets, including $36.8 billion of advisory assets.
Tax Software
The Tax Software business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Software business,” or the “Tax Software segment”) and provides digital tax preparation services, packaged tax software, and ancillary services for consumers, small business owners, and tax professionals through its website www.TaxAct.com and its mobile applications. We had referred to this business as the “Tax Preparation business” and “Tax Preparation segment” in previous filings.
COVID-19 Pandemic
Beginning in March 2020, the COVID-19 pandemic has had a significant negative impact on the U.S. and global economy, caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted both our Wealth Management and Tax Software businesses. In addition, the various precautionary measures and accommodations taken by many governmental authorities in the United States and around the world in order to limit the spread of COVID-19, as well as the societal response, have had, and could continue to have, an adverse effect on the U.S. and global markets and economy.
Blucora, Inc. | Q1 2021 Form 10-Q 20

In our Wealth Management business, the amount of cash sweep revenue we generate continues to be affected by the low interest rate environment. In March 2020, the Federal Reserve lowered its target range for the federal funds rate to 0.00-0.25%. As our cash sweep revenue is based on a rate derived from the federal funds rate, cash sweep revenue in all quarters subsequent to the first quarter of 2020 has been materially reduced. We expect continued low levels of cash sweep revenue in future periods in which the federal funds rate is at reduced levels, although we may experience an increase in cash sweep revenue should the federal funds rate increase.
In our Tax Software segment, our revenue and operating income generation is highly seasonal, with a significant portion of our annual revenue typically earned in the first two quarters of our fiscal year. During the third and fourth quarters, the Tax Software segment typically reports losses because revenue from the segment is minimal while core operating expenses continue.
As a result of the COVID-19 pandemic, the Internal Revenue Service (“IRS”) extended the filing and payment deadline for tax year 2019 federal tax returns to July 15, 2020. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first and second quarters of 2020 to the third quarter of 2020. In addition, sales and marketing expenses were elevated in 2020 due to incremental investment in March 2020 to address weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season. Additionally, the IRS was selected by the U.S Congress as the vehicle for distribution of the first round of Economic Impact Payments (“EIP1”), which caused significant disruption to the 2020 tax season. As a result of the extension of the 2020 tax season and the EIP1 disruption, our results of operations for our Tax Software segment were negatively impacted in 2020 compared to prior years.
As a result of the continued impact of the COVID-19 pandemic, including disruptions associated with the distribution of the second and third rounds of Economic Impact Payments, the IRS delayed the start of the 2021 tax season and extended the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021. In addition, the IRS extended the federal filing and payment deadline for Texas, Louisiana, and Oklahoma to mid-June. Beyond federal filings, the majority of states have also extended their filing and payment deadlines for tax year 2020 state tax returns. We expect that these events will result in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first quarter of 2021 to the second quarter of 2021, as well as a corresponding shift in sales and marketing expenses. It is possible that the IRS could further extend the deadline, which could result in a further shift in the timing of revenue and/or sales and marketing expenses for the Tax Software segment in 2021.
For additional information on the effects of the COVID-19 pandemic on our results of operations, see “Results of Operations” below. For more information on the risks related to the COVID-19 pandemic, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the subheading, “The current COVID-19 pandemic could have a Material Adverse Effect.”

Blucora, Inc. | Q1 2021 Form 10-Q 21

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Revenue:
Wealth Management	$154,491	$144,989	$9,502	7%
Tax Software	123,892	118,331	5,561	5%
Total revenue	$278,383	$263,320	$15,063	6%
Operating income (loss):
Wealth Management	$19,396	$22,598	$(3,202)	(14)%
Tax Software	50,888	37,753	13,135	35%
Corporate-level activity	(33,055)	(302,190)	269,135	89%
Operating income (loss)	37,229	(241,839)	279,068	115%
Other loss, net	(7,883)	(6,135)	(1,748)	(28)%
Income (loss) before income taxes	29,346	(247,974)	277,320	112%
Income tax expense	(1,700)	(67,520)	65,820	97%
Net income (loss)	$27,646	$(315,494)	$343,140	109%
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, net income increased $343.1 million primarily due to the following factors:
•Wealth Management segment operating income decreased $3.2 million primarily due to a $6.3 million decrease in cash sweep revenue, partially offset by incremental operating income following the HKFS Acquisition.
•Tax Software segment operating income increased $13.1 million primarily due to a $7.6 million decrease in operating expenses resulting from reduced marketing expenses, in addition to a $5.6 million increase in revenue primarily resulting from increased consumer revenue.
•Corporate-level activity decreased $269.1 million primarily due to a $270.6 million goodwill impairment and $9.2 million in executive transition costs recognized in the first quarter of 2020. This decrease was partially offset by a $6.8 million increase in stock-based compensation expense, as well as $3.2 million of expenses recognized in the first quarter of 2021 associated with contested proxy and other legal and consulting costs.
•The Company recorded income tax expense of $1.7 million for the three months ended March 31, 2021, which represented the Company’s state taxes on current period income. This compared to income tax expense of $67.5 million for the three months ended March 31, 2020 primarily related to expiring net operating loss tax benefits and an adjustment to the valuation allowance against deferred tax assets for net operating losses expected to expire in future years.

Blucora, Inc. | Q1 2021 Form 10-Q 22

SEGMENT REVENUE & OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and include certain reconciling items attributable to our segments. We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment. Segment information is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, contested proxy and other legal and consulting costs, or impairment of goodwill to the reportable segments. Such amounts are reflected under the heading “Corporate-level activity.” In addition, we do not allocate other loss, net, or income taxes to the reportable segments.
Wealth Management

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Revenue	$154,491	$144,989	$9,502	7%
Operating income	$19,396	$22,598	$(3,202)	(14)%
Segment margin	13%	16%
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, Wealth Management operating income decreased $3.2 million primarily due to a $6.3 million decrease in cash sweep revenue, partially offset by incremental operating income following the HKFS Acquisition. In analyzing revenue and operating expenses for our Wealth Management segment:
•Wealth Management revenue increased $9.5 million primarily due to a $12.4 million increase in advisory revenue, a $2.0 million increase in commission revenue, and a $0.8 million increase in asset-based retirement plan service fees following the HKFS Acquisition. The increase in advisory revenue was primarily due to advisory assets obtained in the HKFS Acquisition, as well as an increase in advisory assets in our legacy Avantax Wealth Management business. These increases were partially offset by a $6.3 million decrease in cash sweep revenue due to a decline in interest rates at the end of the first quarter of 2020.
•Wealth Management operating expenses increased $12.7 million primarily due to incremental expenses resulting from the HKFS Acquisition, as well as increases in cost of revenue and sales and marketing expenses in our legacy Avantax Wealth Management business.
Sources of revenue
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position, and operating performance.
Blucora, Inc. | Q1 2021 Form 10-Q 23

A summary of our sources of revenue and business metrics is as follows:

(In thousands, except percentages)			Three months ended March 31,		Change
	Sources of Revenue	Primary Drivers	2021	2020	$	%
Financial professional-driven	Advisory	- Advisory asset levels	$91,119	$78,757	$12,362	16%
	Commission	- Transactions - Asset levels - Product mix	52,534	50,580	1,954	4%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	5,329	10,579	(5,250)	(50)%
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	5,509	5,073	436	9%
	Total revenue		$154,491	$144,989	$9,502	7%
	Total recurring revenue		$130,755	$119,255	$11,500	10%
	Recurring revenue rate		84.6%	82.3%
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
Blucora, Inc. | Q1 2021 Form 10-Q 24

Business metrics

(In thousands, except percentages and as otherwise indicated)	March 31,		Change
	2021	2020	$	%
Client assets balances:
Total client assets	$84,776,191	$61,014,454	$23,761,737	39%
Brokerage assets	$48,001,321	$37,395,490	$10,605,831	28%
Advisory assets	$36,774,871	$23,618,964	$13,155,907	56%
Advisory assets as a percentage of total client assets	43.4%	38.7%

Number of financial professionals (in ones):
Independent financial professionals (1)	3,691	3,945	(254)	(6)%
In-house financial professionals (2)	27	—	27	N/A
Total number of financial professionals	3,718	3,945	(227)	(6)%
Advisory and commission revenue per financial professional (3)	$38.6	$32.8	$5.8	18%

Quarterly production retention rate: (4)
TTM Financial professional-driven revenue (5)	$514,268	$495,837
TTM Financial professional-driven revenue related to independent financial professionals who departed in the quarter (5)	8,127	4,586
TTM Financial professional-driven revenue, less that related to independent financial professionals who departed in the quarter (5)	$506,141	$491,251
Quarterly production retention rate (4)	98.4%	99.1%
____________________________
(1)The number of independent financial professionals includes licensed financial professionals that work with Avantax Wealth Management and operate as independent contractors, as well as licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
(2)The number of in-house financial professionals includes licensed financial planning consultants, all of which are employees of Avantax Planning Partners.
(3)Calculation based on advisory and commission revenue for the three months ended March 31, 2021 and 2020, respectively.
(4)Quarterly production retention rate is a newly-disclosed business metric and non-GAAP financial measure. We believe quarterly production retention rate is an important measure of our quarterly retention of financial professional-driven revenue (which consists of advisory revenue and commission revenue). Management uses quarterly production retention rate to measure the impact of financial professional departures on our business. Quarterly production retention rate is calculated by subtracting (a) financial professional-driven revenue for the trailing-twelve-month period then ended related to independent financial professionals that departed in the quarter from (b) total financial professional-driven revenue for the trailing-twelve-month period then ended, and then dividing the difference by (c) total financial professional-driven revenue for the trailing-twelve-month period then ended. As quarterly production retention rate is a measure of retention during a quarter, it also includes quarterly production from independent financial professionals who departed in prior quarters in the trailing-twelve-month period, and therefore does not show production retention rate over longer periods of time.
(5)For the trailing-twelve-month period then ended.
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
Total client assets increased $23.8 billion at March 31, 2021 compared to March 31, 2020 primarily due to $21.7 billion of favorable market change and reinvestment levels compared to client asset levels at March 31, 2020, which were substantially affected by the pandemic-influenced market downturn. In addition, total client assets increased $4.5 billion as a result of the HKFS Acquisition. Partially offsetting these increases were net client
Blucora, Inc. | Q1 2021 Form 10-Q 25

outflows of $2.8 billion, which were primarily the result of financial professional attrition, as well as net outflows that occurred during the pandemic-influenced market disruption in the second quarter of 2020.
Advisory assets as a percentage of total client assets increased to 43.4% at March 31, 2021 compared to 38.7% at March 31, 2020. This increase was primarily due to the HKFS Acquisition because over 90% of the client assets acquired were comprised of advisory assets. In addition, advisory assets as a percentage of total client assets increased in our legacy Avantax Wealth Management business.
While financial markets have substantially stabilized since the pandemic-influenced financial market conditions in 2020, we cannot predict with certainty the extent of the impact of the COVID-19 pandemic and future financial market fluctuations on our client assets. However, the continued volatility in the U.S. and global economy and uncertainty in financial markets due to the pandemic may cause declines in the amount of our total client assets. For more information on the risks associated with our Wealth Management business, see “Item 1A. Risk Factors” under the subheading, “The current COVID-19 pandemic could have a Material Adverse Effect.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
Financial professionals. The Wealth Management business worked with a nationwide network of 3,718 financial professionals as of March 31, 2021. Avantax Wealth Management offers its tax-focused wealth management solutions through its network of financial professionals that operate as independent contractors. Avantax Planning Partners operates as an employee-based RIA and wealth management business and utilizes a team of in-house financial professionals who partner with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services.
The number of our financial professionals decreased by 6% at March 31, 2021 compared to March 31, 2020, with the decrease primarily due to attrition related to lower revenue-producing financial professionals, which primarily resulted from financial professionals leaving the wealth management industry and expected attrition in connection with acquisition integration. The decrease in the number of financial professionals was partially offset by our recruitment and onboarding of independent financial professionals and the addition of financial professionals as a result of the HKFS Acquisition, which (as of the HKFS Acquisition date) included the addition of 19 in-house financial professionals and 131 licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
Advisory revenue. Advisory revenue primarily includes fees charged to clients in advisory accounts for which we are the RIA. These fees are based on the value of assets within these advisory accounts. For advisory revenues generated by Avantax Wealth Management, advisory fees are typically billed quarterly, in advance, and the related advisory revenues are deferred and recognized ratably over the period in which our performance obligations have been completed. For advisory revenues generated by Avantax Planning Partners, advisory fees are typically billed quarterly, in arrears, and the related advisory revenues are accrued and recognized ratably over the period in which our performance obligations were completed.
Advisory asset balances were as follows:

(In thousands, except percentages)	March 31,		Change
	2021	2020	$	%
Advisory assets—independent financial professionals (1)	$31,712,984	$23,618,964	$8,094,020	34%
Advisory assets—in-house financial professionals (2) (4)	3,794,739	—	3,794,739	N/A
Retirement advisory assets—in-house financial professionals (3) (4)	1,267,148	—	1,267,148	N/A
Total advisory assets	$36,774,871	$23,618,964	$13,155,907	56%
_________________________
(1)Represents individual client and retirement advisory assets for which Avantax Wealth Management serves as the RIA.
(2)Represents individual client advisory assets for which Avantax Planning Partners serves as the RIA.
(3)Represents advisory assets for which Avantax Planning Partners provides retirement plan services and serves as the RIA.
(4)Advisory assets and retirement advisory assets related to our in-house professionals were zero as of March 31, 2020, because the HKFS Acquisition was not completed until July 2020.
Blucora, Inc. | Q1 2021 Form 10-Q 26

The activity within our advisory assets was as follows:

(In thousands, except as otherwise indicated)	Three months ended March 31,
	2021	2020
Balance, beginning of the period	$35,603,557	$27,629,164
Net increase in new advisory assets	368,863	390,000
Market impact and other	802,451	(4,400,200)
Balance, end of the period	$36,774,871	$23,618,964
Advisory revenue	$91,119	$78,757
Average advisory fee rate	26 bps	29 bps
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, advisory revenue increased $12.4 million primarily due to a $13.2 billion increase in advisory assets at March 31, 2021 compared to March 31, 2020. The increase in advisory assets was primarily due to favorable market change compared to advisory asset levels at March 31, 2020, which were substantially affected by the pandemic-influenced market downturn, as well as an increase in advisory assets resulting from the HKFS Acquisition.
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, the average advisory fee rate decreased primarily due to our tiered fee structure, which has generated lower average fee rates as client asset balances have increased. In addition, the average advisory fee rate decreased due to the lower advisory fee structure of HKFS.
For the three months ended March 31, 2021, advisory assets increased $1.2 billion primarily due to favorable market change and strong client inflows, partially offset by client outflows that resulted from financial professional attrition.
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
Our commission revenue, by product category and by type of commission revenue, was as follows:

(in thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
By product category:
Mutual funds	$23,694	$25,900	$(2,206)	(9)%
Variable annuities	18,022	13,750	4,272	31%
Insurance	5,625	5,233	392	7%
General securities	5,193	5,697	(504)	(9)%
Total commission revenue	$52,534	$50,580	$1,954	4%

By type of commission:
Transaction-based	$22,367	$23,381	$(1,014)	(4)%
Trailing	30,167	27,199	2,968	11%
Total commission revenue	$52,534	$50,580	$1,954	4%
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, trailing commission revenue increased $3.0 million primarily due to increased client asset levels. Partially offsetting this increase, transaction-based commission revenue decreased $1.0 million primarily due to decreased trade volumes driven by the lagging macroeconomic effects of the COVID-19 pandemic and related financial market disruption.
Blucora, Inc. | Q1 2021 Form 10-Q 27

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
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, asset-based revenue decreased $5.3 million primarily due to a $6.3 million decrease in cash sweep revenue as a result of lower interest rates, partially offset by a $0.8 million increase in asset-based retirement plan service fees following the HKFS Acquisition.
In March 2020, the Federal Reserve lowered its target range for the federal funds rate to 0.00-0.25%. As our cash sweep revenue is based on a rate derived from the federal funds rate, cash sweep revenue in all quarters subsequent to the first quarter of 2020 has been materially reduced. We expect continued low levels of cash sweep revenue in future periods in which the federal funds rate is at reduced levels, although we may experience an increase in cash sweep revenue should the federal funds rate increase.
Transaction and fee revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, financial institutions, and retirement plan sponsors.
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, transaction and fee revenue increased $0.4 million primarily due to incremental transaction and fee revenue as a result of the HKFS Acquisition.
Tax Software

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Revenue	$123,892	$118,331	$5,561	5%
Operating income	$50,888	$37,753	$13,135	35%
Segment margin	41%	32%
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, Tax Software operating income increased $13.1 million due to the following factors:
•Tax Software revenue increased $5.6 million primarily due to a $6.7 million increase in consumer revenue resulting from increased revenue from ancillary services, such as refund payment transfer and expert filing assistance. This increase in consumer revenue was partially offset by a $1.2 million decrease in professional revenue.
•Tax Software operating expenses decreased $7.6 million primarily due to decreased marketing expenses. Marketing expenses for the first quarter of 2020 were elevated due to incremental marketing efforts in March 2020 to address weak performance through the first two months of the 2020 tax season.
Tax Software revenue and operating expenses for the three months ended March 31, 2021 and for the three months ended March 31, 2020 were also significantly impacted by the extension of the filing and payment deadlines for federal tax returns in both the 2020 and 2021 tax seasons. For additional discussion of the COVID-19 pandemic and its effect on current and prior year Tax Software segment results, please see the “COVID-19 Pandemic” section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Sources of revenue
Tax Software revenue is derived primarily from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer, audit defense, e-file concierge services, and expert filing assistance.
We classify Tax Software revenue into two different categories: consumer revenue and professional revenue. Consumer revenue represents Tax Software revenue derived from products and services sold to customers and
Blucora, Inc. | Q1 2021 Form 10-Q 28

businesses primarily for the preparation of individual or business tax returns. Professional revenue represents Tax Software revenue derived from products sold to tax return preparers who utilize our offerings to service end-user customers.
Revenue by category was as follows:

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Consumer	$110,567	$103,821	$6,746	6%
Professional	13,325	14,510	(1,185)	(8)%
Total revenue	$123,892	$118,331	$5,561	5%

Business Metrics
We measure the performance of our Tax Software business using three sets of non-financial metrics, which we consider to be important indicators of the performance of our Tax Software business and are especially relevant through the end of a completed tax season. These non-financial metrics include key performance indicators for our total Tax Software business, in addition to the consumer and professional tax software portions of the Tax Software business:
•We measure our total tax software customers using the total number of accepted federal tax e-files completed by both our consumer tax software customers and our professional tax software customers.
•We measure our consumer tax software customers using the number of accepted federal tax e-files made through our software and digital services.
•We measure our professional tax software customers using three metrics: (1) the number of accepted federal tax e-files made through our software, (2) the number of units sold, and (3) the number of e-files per unit sold.
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020:
•The number of accepted consumer e-files was relatively flat.
•The number of professional tax software e-files, the number of units sold, and the number of e-files per unit sold were slightly higher.
Quantitative information on the number of consumer e-files, professional e-files, professional units sold, and professional e-files per unit sold has been excluded because we do not view the comparison of these metrics to prior quarters as meaningful in light of the extension of the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021, as well as the extension of the federal filing and payment deadlines to mid-June for Texas, Louisiana, and Oklahoma.
For more information on the risks associated with our Tax Software business, see “Item 1A. Risk Factors” under the heading, “The current COVID-19 pandemic could have a Material Adverse Effect.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
Blucora, Inc. | Q1 2021 Form 10-Q 29

Corporate-Level Activity
Certain corporate-level activity, including certain general and administrative costs (such as personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, impairment of goodwill, executive transition costs, headquarters relocation costs, and contested proxy and other legal and consulting costs, is not allocated to our segments.
Corporate level activity by category was as follows:

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Unallocated corporate-level general and administrative expenses	$5,694	$7,016	$(1,322)	(19)%
Stock-based compensation	5,610	(1,201)	6,811	567%
Acquisition and integration costs	8,103	5,682	2,421	43%
Depreciation	3,243	2,420	823	34%
Amortization of acquired intangible assets	7,175	7,748	(573)	(7)%
Impairment of goodwill	—	270,625	(270,625)	(100)%
Executive transition costs	—	9,184	(9,184)	(100)%
Headquarters relocation costs	—	716	(716)	(100)%
Contested proxy and other legal and consulting costs	3,230	—	3,230	N/A
Total corporate-level activity	$33,055	$302,190	$(269,135)	(89)%

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, corporate level activity decreased $269.1 million primarily due to the non-recurrence of the following factors:
•For the three months ended March 31, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit.
•Executive transition costs of $9.2 million were recognized for the three months ended March 31, 2020 due to the departure of certain Company executives.
Partially offsetting this decrease in corporate-level activity:
•Stock-based compensation increased $6.8 million. Stock-based compensation for the three months ended March 31, 2020 was reduced by $6.0 million due to stock award forfeitures resulting from executive departures in the first quarter of 2020.
•For the three months ended March 31, 2021, we recognized $3.2 million in expenses associated with contested proxy and other legal and consulting costs.
•Acquisition and integration expenses increased $2.4 million. Acquisition and integration expenses of $8.1 million for the three months ended March 31, 2021 primarily related to the HKFS Acquisition and included a $6.3 million loss related to the fair value increase of the liability related to the two potential post-closing earn-out payments (the “HKFS Contingent Consideration”). For the three months ended March 31, 2020, acquisition and integration expenses were $5.7 million, which included $3.0 million related to the acquisition of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”) in 2019 (the “1st Global Acquisition”) and $2.7 million related to the HKFS Acquisition.
Blucora, Inc. | Q1 2021 Form 10-Q 30

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Wealth Management services cost of revenue	$108,623	$102,342	$6,281	6%
Tax Software services cost of revenue	5,578	4,013	1,565	39%
Total cost of revenue	$114,201	$106,355	$7,846	7%
Percentage of revenue	41%	40%
Cost of revenue consists of costs related to our Wealth Management and Tax Software businesses, which include commissions and advisory fees paid to independent financial professionals, payments made to CPA firms under fee sharing arrangements, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation (including depreciation related to TaxAct software development costs). Cost of revenue does not include compensation paid to in-house financial professionals in our Wealth Management business. As the in-house financial professionals are employees of Avantax Planning Partners, their compensation is reflected in “Sales and marketing” expense.
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, cost of revenue increased $7.8 million primarily due to an increase in advisory fees and commissions paid to financial professionals, which primarily resulted from increased advisory asset balances in our legacy Avantax Wealth Management business and incremental advisory asset balances following the HKFS Acquisition. The increase in cost of revenue was also the result of increased depreciation related to capitalized software costs for TaxAct and an increase in TaxAct personnel costs.
Engineering and Technology

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Engineering and technology	$7,128	$8,515	$(1,387)	(16)%
Percentage of revenue	3%	3%
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
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, engineering and technology expenses decreased $1.4 million primarily due to decreased consulting fees in our Tax Software business partially offset by an increase in network and data processing expenses in our Tax Software business.
Sales and Marketing

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Sales and marketing	$77,562	$79,710	$(2,148)	(3)%
Percentage of revenue	28%	30%
Sales and marketing expenses primarily consist of marketing expenses associated with our Tax Software business (including expenses related to marketing agencies and media companies) and our Wealth Management business, personnel expenses, compensation paid to Avantax Planning Partners in-house financial professionals, the cost of temporary help and contractors, and back office processing support expenses for our Wealth Management business.
Blucora, Inc. | Q1 2021 Form 10-Q 31

For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, sales and marketing expenses decreased $2.1 million primarily due to an $8.1 million decrease in advertising and marketing costs in our Tax Software business. Advertising and marketing expenses in our Tax Software business for the first quarter of 2020 were elevated due to incremental marketing efforts in March 2020 to address weak performance through the first two months of the 2020 tax season. This decrease was partially offset by a $5.9 million increase in sales and marketing expenses in our Wealth Management business due to incremental expenses following the HKFS Acquisition and increased headcount to support growth in the Wealth Management business.
General and Administrative

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
General and administrative	$24,685	$24,728	$(43)	—%
Percentage of revenue	9%	9%
General and administrative (“G&A”) expenses primarily consist of expenses associated with personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, G&A expenses were relatively flat. Contributing factors included the following:
•Executive transition costs of $9.2 million were recognized for the three months ended March 31, 2020 due to the departure of certain Company executives.
•Stock-based compensation increased $6.8 million. Stock-based compensation for the three months ended March 31, 2020 was reduced by stock award forfeitures resulting from executive departures in the first quarter of 2020.
•For the three months ended March 31, 2021, we recognized $3.2 million in expenses associated with contested proxy and other legal and consulting costs.
Acquisition and Integration

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Employee-related expenses	$213	$830	$(617)	(74)%
Professional services	1,126	4,186	(3,060)	(73)%
Change in fair value of HKFS Contingent Consideration	6,300	—	6,300	N/A
Other expenses	464	666	(202)	(30)%
Total	$8,103	$5,682	$2,421	43%
Percentage of revenue	3%	2%
Acquisition and integration expenses primarily relate to the HKFS Acquisition and the 1st Global Acquisition and consist of employee-related expenses, professional services fees, and other expenses.
For the three months ended March 31, 2021, acquisition and integration expenses of $8.1 million primarily related to the HKFS Acquisition, which included a $6.3 million loss related to the increase in fair value of the HKFS Contingent Consideration liability. For additional information on the HKFS Contingent Consideration liability, see “Item 1. Financial Statements—Note 7.”
For the three months ended March 31, 2020, acquisition and integration expenses included $3.0 million related to the 1st Global Acquisition and $2.7 million related to the HKFS Acquisition.
Blucora, Inc. | Q1 2021 Form 10-Q 32

Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Depreciation	$2,300	$1,796	$504	28%
Amortization of acquired intangible assets	7,175	7,748	(573)	(7)%
Total	$9,475	$9,544	$(69)	(1)%
Percentage of revenue	3%	4%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of client, financial professional, and sponsor relationships, which are amortized over their estimated lives.
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, depreciation and amortization expense decreased $0.1 million primarily due to decreased amortization of acquired intangible assets as a result of TaxAct customer relationship intangible assets that completed their useful lives and ceased amortizing in early 2020. This decrease was largely offset by an increase in depreciation resulting from property and equipment put into service at our new headquarters in July 2020.
Impairment of Goodwill

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Impairment of goodwill	$—	$270,625	$(270,625)	(100)%
Percentage of revenue	—%	103%
For the three months ended March 31, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit.
OTHER LOSS, NET

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Interest expense	$7,183	$5,316	$1,867	35%
Amortization of debt issuance costs	363	313	50	16%
Accretion of debt discounts	277	68	209	307%
Total interest expense	7,823	5,697	2,126	37%
Interest income	(2)	(14)	12	86%
Other	62	452	(390)	(86)%
Other loss, net	$7,883	$6,135	$1,748	28%
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, other loss, net, increased $1.7 million primarily due a $2.1 million increase in total interest expense. This increased interest expense was primarily due to higher outstanding debt balances following the $175.0 million increase in the Term Loan (as defined below) under the Senior Secured Credit Facility (as defined below) in the third quarter of 2020.
The Senior Secured Credit Facility, including the Term Loan and the Revolver (as defined below) thereunder, are described in more detail under “Liquidity and Capital Resources” below.
INCOME TAXES

(In thousands, except percentages)	Three months ended March 31,		Change
	2021	2020	$	%
Income tax expense	$(1,700)	$(67,520)	$65,820	97%
The Company recorded income tax expense of $1.7 million for the three months ended March 31, 2021. The Company has prepared its interim tax provision by applying a year-to-date effective tax rate as it represents the best estimate of the annual effective tax rate.
Blucora, Inc. | Q1 2021 Form 10-Q 33

The Company’s effective income tax rate for the three months ended March 31, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances, which were previously recorded in connection with our net operating losses, to offset future federal income tax liabilities. The majority of these net operating losses will either be utilized or expire between 2021 and 2024.
The Company recorded income tax expense of $67.5 million for the three months ended March 31, 2020. The Company’s effective income tax rate for the three months ended March 31, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits, an adjustment to the valuation allowance against deferred tax assets for net operating losses expected to expire in future years, and non-deductible officer compensation expense.

Blucora, Inc. | Q1 2021 Form 10-Q 34

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, other loss, net, acquisition and integration costs, impairment of goodwill, executive transition costs, headquarters relocation costs, contested proxy and other legal and consulting costs, and income tax expense. Other loss, net primarily constitutes our interest expense, net of interest income. Acquisition and integration costs primarily relate to the HKFS Acquisition and 1st Global Acquisition. Impairment of goodwill relates to the impairment of our Wealth Management reporting unit goodwill in the first quarter of 2020. Executive transition costs relate to the departure of certain Company executives in the first quarter of 2020. Headquarters relocation costs relate to the process of moving from our Dallas and Irving offices to our new headquarters.
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
A reconciliation of our Adjusted EBITDA to net income (loss), which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended March 31,
	2021	2020
Net income (loss)	$27,646	$(315,494)
Stock-based compensation	5,610	(1,201)
Depreciation and amortization of acquired intangible assets	10,418	10,168
Other loss, net	7,883	6,135
Acquisition and integration—Excluding change in fair value of HKFS Contingent Consideration	1,803	5,682
Acquisition and integration—Change in fair value of HKFS Contingent Consideration	6,300	—
Impairment of goodwill	—	270,625
Executive transition costs	—	9,184
Headquarters relocation costs	—	716
Contested proxy and other legal and consulting costs	3,230	—
Income tax expense	1,700	67,520
Adjusted EBITDA	$64,590	$53,335
Non-GAAP net income and non-GAAP net income per share
We define non-GAAP net income as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, acquisition and integration costs, impairment of goodwill, executive transition costs, headquarters relocation costs, contested proxy and other legal and consulting costs, the related cash tax impact of those adjustments, and non-cash income tax (benefit) expense. We exclude the non-cash portion of income tax expense because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will be utilized or expire between 2021 and 2024.
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
Blucora, Inc. | Q1 2021 Form 10-Q 35

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
A reconciliation of our non-GAAP net income and non-GAAP net income per share to net income (loss) and net income (loss) per share, respectively, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Three months ended March 31,
	2021	2020
Net income (loss)	$27,646	$(315,494)
Stock-based compensation	5,610	(1,201)
Amortization of acquired intangible assets	7,175	7,748
Acquisition and integration—Excluding change in fair value of HKFS Contingent Consideration	1,803	5,682
Acquisition and integration—Change in fair value of HKFS Contingent Consideration	6,300	—
Impairment of goodwill	—	270,625
Executive transition costs	—	9,184
Headquarters relocation costs	—	716
Contested proxy and other legal and consulting costs	3,230	—
Cash tax impact of adjustments to GAAP net income	(543)	(736)
Non-cash income tax (benefit) expense	(269)	67,037
Non-GAAP net income	$50,952	$43,561
Per diluted share:
Net income (loss) (1)	$0.56	$(6.54)
Stock-based compensation	0.11	(0.02)
Amortization of acquired intangible assets	0.15	0.16
Acquisition and integration—Excluding change in fair value of HKFS Contingent Consideration	0.04	0.12
Acquisition and integration—Change in fair value of HKFS Contingent Consideration	0.13	—
Impairment of goodwill	—	5.61
Executive transition costs	—	0.19
Headquarters relocation costs	—	0.01
Contested proxy and other legal and consulting costs	0.07	—
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.02)
Non-cash income tax (benefit) expense	(0.01)	1.39
Non-GAAP net income per diluted share	$1.04	$0.90
Weighted average shares outstanding used in computing per diluted share amounts	49,097	48,253
_________________________
(1)Any difference in the “per diluted share” amounts between this table and the condensed consolidated statements of comprehensive income (loss) is due to using different weighted average shares outstanding in the event that there is GAAP net loss but non-GAAP net income and vice versa.

Blucora, Inc. | Q1 2021 Form 10-Q 36

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2021, we had cash and cash equivalents of approximately $191.8 million. Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management operations. As of March 31, 2021, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at March 31, 2021 had minimal default risk and short-term maturities.
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
Since our results of operations are sensitive to various factors, including, among others, the level of competition we face, regulatory and legal impacts, and political and economic conditions, such factors could adversely affect our liquidity and capital resources. In addition, due to the COVID-19 pandemic, we have experienced and may continue to experience near- to mid-term volatility in our results of operations that could further increase our liquidity needs. Due to this volatility, we have taken several measures to ensure proper liquidity levels and are maintaining flexibility in our cash flows. In July 2020, we increased the principal outstanding under our Term Loan to fund the HKFS Acquisition and have continued to retain a portion of these proceeds in order to provide additional working capital flexibility. In addition, in April 2021, we increased the amount of borrowings available under the Revolver from $65.0 million to $90.0 million. Overall, we believe these measures provide us with the capital flexibility to satisfy our obligations, fund our operations, and invest in our businesses.
For further discussion of the risks to our business related to liquidity, see “Item 1A. Risk Factors” under the heading “Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures” in Part I of our Form 10-K for the year ended December 31, 2020.
We may use our cash and cash equivalents in the future to invest in our current businesses, for repayment of debt, for acquiring companies or assets, for stock buybacks, for returning capital to stockholders, or for other utilizations that we deem to be in the best interests of stockholders.
Indebtedness
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders, which provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (the “Senior Secured Credit Facility”).
The Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.
Blucora, Inc. | Q1 2021 Form 10-Q 37

As of March 31, 2021, we had $562.7 million in principal amount outstanding under the Term Loan and no amounts outstanding under the Revolver. Based on aggregate loan commitments as of March 31, 2021, approximately $65.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions.
On April 26, 2021, to ensure adequate liquidity and flexibility to support growth, the Company entered into the Amendment No. 5 to the Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things, refinance the existing $65.0 million Revolver and add $25.0 million of additional revolving credit commitments, for an aggregate principal amount of $90.0 million in revolving credit commitments (the “New Revolver”). The New Revolver has a maturity date of February 21, 2024 (the “Maturity Date”). As of May 5, 2021, the Company had no amounts outstanding under the New Revolver and had no plans to draw available funds under the New Revolver.
The outstanding principal balance of the New Revolver bears interest at the applicable margin plus, at the Company’s election, either (i) the Eurodollar Rate (as defined in the Credit Agreement) or (ii) the ABR (as defined in the Credit Agreement). The applicable margin for the New Revolver is dependent on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement) and ranges (a) for Eurodollar Rate loans, from 2.0% to 2.5% and (b) for ABR loans, from 1.0% to 1.5%. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%.
Pursuant to the Credit Agreement Amendment, if the Company’s usage of the New Revolver exceeds 30% of the aggregate commitments under the New Revolver on the last day of any calendar quarter, the Company shall not permit the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) to exceed (i) 4.75 to 1.00 for the period beginning on April 1, 2021 and ending on December 31, 2021, (ii) 4.25 to 1.00 for the period beginning on January 1, 2022 and ending on September 30, 2022, (iii) 4.00 to 1.00 for the period beginning on October 1, 2022 and ending on December 31, 2022 and (iv) 3.50 to 1.00 for the period beginning on January 1, 2023 and ending on the Maturity Date.
Except as described above, the New Revolver has substantially the same terms as the existing Revolver, including certain covenants and events of default.
For additional information on the Term Loan, Revolver, and the Credit Agreement, see, “Item 1. Financial Statements—Note 4.”
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
For the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the stock repurchase plan. As of March 31, 2021, there was still approximately $71.7 million in remaining capacity under the stock repurchase plan. As part of our overall capital allocation strategy, we will assess future share purchases against other alternative uses of capital, which include investments in our businesses, acquiring companies or assets, repurchases of our outstanding debt, and other uses of capital that we deem to be in the best interests of stockholders.

Contractual Obligations and Commitments
As part of the HKFS Acquisition, the purchase price paid by us is subject to two potential post-closing earn-out payments. The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative, as amended, the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million, provided
Blucora, Inc. | Q1 2021 Form 10-Q 38

that any unearned amounts during the first earn-out period may also be earned during the second earn-out period. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
The estimated fair value (as calculated in accordance with GAAP) of the HKFS Contingent Consideration liability was $42.2 million as of March 31, 2021. While this amount was calculated in accordance with the fair value guidance contained in Accounting Standards Codification 820, Fair Value Measurements, there are a number of assumptions and estimates factored into these fair values (including a risk-adjusted discount rate), and actual earn-out payments could differ from these estimated fair values. We expect to make the first earn-out payment in the third quarter of 2021.
Additional information on our contractual obligations and commitments can be found in our Form 10-K for the year ended December 31, 2020.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of March 31, 2021.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Three months ended March 31,
	2021	2020	Change ($)
Net cash provided by operating activities	$53,722	$46,864	$6,858
Net cash used by investing activities	(9,185)	(7,715)	(1,470)
Net cash provided (used) by financing activities	(1,255)	43,769	(45,024)
Net increase in cash, cash equivalents, and restricted cash	$43,282	$82,918	$(39,636)
Net cash from operating activities
Net cash from operating activities consists of income (loss), offset by certain non-cash adjustments, and changes in operating assets and liabilities. Operating cash flows and changes in operating assets and liabilities were as follows:

(In thousands)	Three months ended March 31,
	2021	2020	Change ($)
Net income (loss)	$27,646	$(315,494)	$343,140
Non-cash adjustments	23,704	340,415	(316,711)
Operating cash flows before changes in operating assets and liabilities	51,350	24,921	26,429
Changes in operating assets and liabilities	2,372	21,943	(19,571)
Net cash provided by operating activities	$53,722	$46,864	$6,858
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, operating cash flows before changes in operating assets and liabilities increased $26.4 million primarily due to the following factors:
•Operating income from our Tax Software business increased $13.1 million;
•Executive transition costs of $9.2 million were recognized in the first quarter of 2020 due to the departure of certain Company executives; and
•Cash expenditures for acquisition and integration expenses decreased $3.9 million.
The decrease in the changes in operating assets and liabilities of $19.6 million was primarily due to the increase in accounts payable and accrued expenses and other current liabilities for the three months ended March 31, 2021 being less than the increase in accounts payable and accrued expenses and other current liabilities for the three months ended March 31, 2020. This variance was primarily due to decreased advertising and marketing commitments at March 31, 2021 compared to the March 31, 2020.
Blucora, Inc. | Q1 2021 Form 10-Q 39

Net cash from investing activities
Net cash used by investing activities consists of purchases of property and equipment and asset acquisitions. Investing cash flows were as follows:

(In thousands)	Three months ended March 31,
	2021	2020	Change ($)
Purchases of property and equipment	$(8,598)	$(7,715)	$(883)
Asset acquisitions	(587)	—	(587)
Net cash used by investing activities	$(9,185)	$(7,715)	$(1,470)
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, net cash used by investing activities increased $1.5 million primarily due to increased cash outlays related to internally developed software and asset acquisitions.
For the remainder of 2021, we expect to make cash outlays of $10 million to $20 million for asset acquisitions as we seek to execute our strategy of acquiring independent wealth management practices.
Net cash from financing activities
Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs. Financing cash flows were as follows:

(In thousands)	Three months ended March 31,
	2021	2020	Change ($)
Proceeds from credit facilities	$—	$55,000	$(55,000)
Payments on credit facilities	(453)	(10,313)	9,860
Proceeds from stock option exercises	63	—	63
Tax payments from shares withheld for equity awards	(865)	(918)	53
Net cash provided (used) by financing activities	$(1,255)	$43,769	$(45,024)
For the three months ended March 31, 2021 compared to the three months ended March 31, 2020, net cash provided by financing activities decreased $45.0 million primarily due to borrowing and repayment activity under the Revolver in the prior period.
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
The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of the company’s financial condition and results of operations and which require the company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. The accounting policies that we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements involve wealth management revenue recognition, tax software revenue recognition, income taxes, business combinations, and goodwill impairment. We continually update and assess the facts and circumstances regarding all of these critical accounting matters and other significant accounting matters affecting estimates in our financial statements.
Blucora, Inc. | Q1 2021 Form 10-Q 40

There have been no material changes in our critical accounting policies as disclosed under “Critical Accounting Policies and Estimates” and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the instruments in which we are exposed to market risk during the three months ended March 31, 2021. As of March 31, 2021, we had $562.7 million in principal amount of debt outstanding under the Term Loan of our Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see “Item 1. Financial Statements—Note 4.” A hypothetical 100 basis point increase in LIBOR on March 31, 2021 would result in an $18.0 million increase in our interest expense until the scheduled maturity date in 2024.
For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of March 31, 2021.
Changes in Internal Control over Financial Reporting
Our internal control environment has been impacted by work-from-home requirements for our employees. These requirements began in March 2020 and have continued through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material impact on our internal control over financial reporting, and there were no changes to our internal control over financial reporting during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Item 1. Financial Statements—Note 7” for additional information on our legal proceedings.

Item 1A. Risk Factors
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this report also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and the risks set forth below.
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
Blucora, Inc. | Q1 2021 Form 10-Q 41

RISKS ASSOCIATED WITH OUR BUSINESSES
Our business could be adversely affected as a result of actions of activist stockholders.
During 2021, we were the target of a proxy contest initiated by an activist stockholder, which required us to incur significant legal and consulting costs, proxy solicitation expenses, and administrative and associated costs, and required significant time and attention by our board of directors and management.
During the proxy contest, the activist stockholder targeted communications directly to our financial professionals and employees. As a result, it may be more difficult for us to pursue our strategic initiatives or attract and retain financial professionals and qualified employees and business partners, any of which could have an adverse effect on our business, financial condition and operating results.
The activist stockholder initiated ligation against us, which remains pending. We may become party to additional litigation as a result of matters arising in connection with the proxy contest, which could serve as a distraction to our board of directors and management and could require us to incur significant additional costs.
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
For the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the stock repurchase plan. As of March 31, 2021, there was approximately $71.7 million in remaining capacity under the stock repurchase plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Blucora, Inc. | Q1 2021 Form 10-Q 42

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
2.2#	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement, dated June 30, 2020	8-K	July 1, 2020	2.1
10.1	Blucora, Inc. Executive Change of Control Severance Plan, including the form of Participation Agreement as Appendix A thereto	8-K	January 19, 2021	10.1
10.2	Fifth Amendment to Credit Agreement, dated April 26, 2021, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Fifth Amendment.	8-K	April 27, 2021	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's Form 10-Q for the fiscal quarter ended March 31, 2021, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Blucora, Inc. | Q1 2021 Form 10-Q 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	May 5, 2021

Blucora, Inc. | Q1 2021 Form 10-Q 44