Form 10-Q
period 2021-06-30
BLUCORA, INC.
filed 2021-08-04
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
As of July 28, 2021, 48,671,126 shares of the registrant’s Common Stock were outstanding.

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

Blucora, Inc. | Q2 2021 Form 10-Q 2

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
Blucora, Inc. | Q2 2021 Form 10-Q 3

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

Blucora, Inc. | Q2 2021 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$232,409	$150,125
Cash segregated under federal or other regulations	591	637
Accounts receivable, net of allowance	18,784	12,736
Commissions and advisory fees receivable	26,662	26,132
Other receivables	1,045	717
Prepaid expenses and other current assets, net	13,972	10,321
Total current assets	293,463	200,668
Long-term assets:
Property and equipment, net	65,004	58,500
Right-of-use assets, net	21,245	23,455
Goodwill, net	454,821	454,821
Other intangible assets, net	308,743	322,179
Other long-term assets	13,613	4,569
Total long-term assets	863,426	863,524
Total assets	$1,156,889	$1,064,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$10,164	$9,290
Commissions and advisory fees payable	19,170	19,021
Accrued expenses and other current liabilities	80,359	56,419
Deferred revenue—current	5,084	12,298
Lease liabilities—current	3,768	2,304
Current portion of long-term debt, net	1,788	1,784
Total current liabilities	120,333	101,116
Long-term liabilities:
Long-term debt, net	552,828	552,553
Deferred tax liability, net	29,700	30,663
Deferred revenue—long-term	5,784	6,247
Lease liabilities—long-term	34,765	36,404
Other long-term liabilities	30,972	24,919
Total long-term liabilities	654,049	650,786
Total liabilities	774,382	751,902

Commitments and contingencies (Note 7)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 authorized shares; 49,962 shares issued and 48,656 shares outstanding at June 30, 2021; 49,483 shares issued and 48,177 shares outstanding at December 31, 2020	5	5
Additional paid-in capital	1,609,193	1,598,230
Accumulated deficit	(1,198,292)	(1,257,546)
Treasury stock, at cost—1,306 shares at June 30, 2021 and December 31, 2020	(28,399)	(28,399)
Total stockholders’ equity	382,507	312,290
Total liabilities and stockholders’ equity	$1,156,889	$1,064,192

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q2 2021 Form 10-Q 5

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenues:
Wealth management services revenue	$162,395	$115,884	$316,886	$260,873
Tax software services revenue	91,917	45,238	215,809	163,569
Total revenue	254,312	161,122	532,695	424,442
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	113,910	83,868	222,533	186,210
Tax software services cost of revenue	4,429	3,054	10,007	7,067
Total cost of revenue	118,339	86,922	232,540	193,277
Engineering and technology	7,231	7,377	14,359	15,892
Sales and marketing	34,848	40,057	112,410	119,767
General and administrative	23,832	20,200	48,517	44,928
Acquisition and integration	18,169	2,824	26,272	8,506
Depreciation	3,204	1,675	5,504	3,471
Amortization of other acquired intangible assets	7,063	6,673	14,238	14,421
Impairment of goodwill	—	—	—	270,625
Total operating expenses	212,686	165,728	453,840	670,887
Operating income (loss)	41,626	(4,606)	78,855	(246,445)
Other loss, net	(8,024)	(5,288)	(15,907)	(11,423)
Income (loss) before income taxes	33,602	(9,894)	62,948	(257,868)
Income tax benefit (expense)	(1,994)	59,539	(3,694)	(7,981)
Net income (loss)	$31,608	$49,645	$59,254	$(265,849)
Net income (loss) per share:
Basic	$0.65	$1.04	$1.22	$(5.55)
Diluted	$0.64	$1.03	$1.20	$(5.55)
Weighted average shares outstanding:
Basic	48,508	47,941	48,384	47,884
Diluted	49,385	48,092	49,241	47,884
Comprehensive income (loss):
Net income (loss)	$31,608	$49,645	$59,254	$(265,849)
Other comprehensive income	—	—	—	272
Comprehensive income (loss)	$31,608	$49,645	$59,254	$(265,577)

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q2 2021 Form 10-Q 6

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
	Common stock					Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2020	49,483	$5	$1,598,230	$(1,257,546)	$—	(1,306)	$(28,399)	$312,290
Common stock issued for stock options and restricted stock units	132	—	63	—	—	—	—	63
Stock-based compensation	—	—	5,520	—	—	—	—	5,520
Tax payments from shares withheld for equity awards	—	—	(865)	—	—	—	—	(865)
Net income	—	—	—	27,646	—	—	—	27,646
Balance as of March 31, 2021	49,615	$5	$1,602,948	$(1,229,900)	$—	(1,306)	$(28,399)	$344,654
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	347	—	1,989	—	—	—	—	1,989
Stock-based compensation	—	—	4,720	—	—	—	—	4,720
Tax payments from shares withheld for equity awards	—	—	(464)	—	—	—	—	(464)
Net income	—	—	—	31,608	—	—	—	31,608
Balance as of June 30, 2021	49,962	$5	$1,609,193	$(1,198,292)	$—	(1,306)	$(28,399)	$382,507

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
	Common stock					Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	49,059	$5	$1,586,972	$(914,791)	$(272)	(1,306)	$(28,399)	$643,515
Common stock issued for stock options and restricted stock units	89	—	—	—	—	—	—	—
Stock-based compensation	—	—	(1,201)	—	—	—	—	(1,201)
Tax payments from shares withheld for equity awards	—	—	(917)	—	—	—	—	(917)
Cumulative translation adjustment	—	—	—	—	272	—	—	272
Net loss	—	—	—	(315,494)	—	—	—	(315,494)
Balance as of March 31, 2020	49,148	$5	$1,584,854	$(1,230,285)	$—	(1,306)	$(28,399)	$326,175
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	192	—	1,226	—	—	—	—	1,226
Stock-based compensation	—	—	3,904	—	—	—	—	3,904
Tax payments from shares withheld for equity awards	—	—	(89)	—	—	—	—	(89)
Net income	—	—	—	49,645	—	—	—	49,645
Balance as of June 30, 2020	49,340	$5	$1,589,895	$(1,180,640)	$—	(1,306)	$(28,399)	$380,861

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q2 2021 Form 10-Q 7

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six months ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$59,254	$(265,849)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	10,770	2,703
Depreciation and amortization of acquired intangible assets	21,583	19,253
Impairment of goodwill	—	270,625
Reduction of right-of-use lease assets	1,420	3,196
Deferred income taxes	(963)	8,784
Amortization of debt issuance costs	740	644
Accretion of debt discounts	561	138
Change in fair value of acquisition-related contingent consideration	17,800	—
Accretion of lease liability	1,046	901
Other	481	670
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(5,948)	184
Commissions and advisory fees receivable	(530)	5,586
Other receivables	(406)	(2,809)
Prepaid expenses and other current assets	(3,651)	1,435
Other long-term assets	(9,239)	3,162
Accounts payable	874	2,942
Commissions and advisory fees payable	149	(5,210)
Lease liabilities	(431)	(2,572)
Deferred revenue	(7,677)	(8,299)
Accrued expenses and other current and long-term liabilities	11,438	(1,110)
Net cash provided by operating activities	97,271	34,374
Investing activities:
Purchases of property and equipment	(13,544)	(19,072)
Asset acquisitions	(881)	—
Net cash used by investing activities	(14,425)	(19,072)
Financing activities:
Proceeds from credit facilities, net of debt issuance costs and debt discounts	(502)	55,000
Payments on credit facilities	(906)	(65,625)
Proceeds from stock option exercises	284	25
Proceeds from issuance of stock through employee stock purchase plan	1,845	1,201
Tax payments from shares withheld for equity awards	(1,329)	(1,006)
Net cash used by financing activities	(608)	(10,405)
Net increase in cash, cash equivalents, and restricted cash	82,238	4,897
Cash, cash equivalents, and restricted cash, beginning of period	150,762	86,450
Cash, cash equivalents, and restricted cash, end of period	$233,000	$91,347
Supplemental cash flow information:
Cash paid for income taxes	$596	$1,189
Cash paid for interest	$14,324	$9,702
Non-cash investing activities:
Purchases of property and equipment through leasehold incentives (investing)	$—	$9,726

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q2 2021 Form 10-Q 8

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
As a result of the continued impact of the COVID-19 pandemic, the IRS delayed the start of the 2021 tax season and extended the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021. In addition, the IRS further extended the federal filing and payment deadline for Texas, Louisiana, and Oklahoma to June 15, 2021. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first quarter of 2021 to the second quarter of 2021.
Segments
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment.

Blucora, Inc. | Q2 2021 Form 10-Q 9

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

	June 30, 2021	December 31, 2020
Cash and cash equivalents	$232,409	$150,125
Cash segregated under federal or other regulations	591	637
Total cash, cash equivalents, and restricted cash	$233,000	$150,762
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
Blucora, Inc. | Q2 2021 Form 10-Q 10

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
While no goodwill impairment triggering events were identified during the six months ended June 30, 2021, the Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market, or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the fair value of the Wealth Management reporting unit.

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
Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income (loss) are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Revenue:
Wealth Management	$162,395	$115,884	$316,886	$260,873
Tax Software	91,917	45,238	215,809	163,569
Total revenue	254,312	161,122	532,695	424,442
Operating income (loss):
Wealth Management	21,396	11,731	40,792	34,329
Tax Software	63,448	6,659	114,336	44,412
Corporate-level activity	(43,218)	(22,996)	(76,273)	(325,186)
Total operating income (loss)	41,626	(4,606)	78,855	(246,445)
Other loss, net	(8,024)	(5,288)	(15,907)	(11,423)
Income tax benefit (expense)	(1,994)	59,539	(3,694)	(7,981)
Net income (loss)	$31,608	$49,645	$59,254	$(265,849)
Blucora, Inc. | Q2 2021 Form 10-Q 11

Revenues by major category within each segment are presented below (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Wealth Management:
Advisory	$96,508	$66,303	$187,627	$145,060
Commission	51,702	39,836	104,236	90,416
Asset-based	5,526	3,981	10,855	14,560
Transaction and fee	8,659	5,764	14,168	10,837
Total Wealth Management revenue	$162,395	$115,884	$316,886	$260,873
Tax Software:
Consumer	$88,846	$44,421	$199,413	$148,242
Professional	3,071	817	16,396	15,327
Total Tax Software revenue	$91,917	$45,238	$215,809	$163,569
Wealth Management revenue recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
The timing of Wealth Management revenue recognition was as follows (in thousands):

	Three months ended June 30,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$96,508	$96,508	$—	$66,303	$66,303
Commission revenue	21,076	30,626	51,702	14,803	25,033	39,836
Asset-based revenue	—	5,526	5,526	—	3,981	3,981
Transaction and fee revenue	1,192	7,467	8,659	1,137	4,627	5,764
Total Wealth Management revenue	$22,268	$140,127	$162,395	$15,940	$99,944	$115,884

	Six months ended June 30,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$187,627	$187,627	$—	$145,060	$145,060
Commission revenue	43,443	60,793	104,236	38,184	52,232	90,416
Asset-based revenue	—	10,855	10,855	—	14,560	14,560
Transaction and fee revenue	2,566	11,602	14,168	2,996	7,841	10,837
Total Wealth Management revenue	$46,009	$270,877	$316,886	$41,180	$219,693	$260,873
Tax Software revenue recognition
We generate Tax Software revenue from the sale of tax preparation digital services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
The timing of Tax Software revenue recognition was as follows (in thousands):

	Three months ended June 30,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer revenue	$88,846	$—	$88,846	$44,420	$1	$44,421
Professional revenue	2,128	943	3,071	187	630	817
Total Tax Software revenue	$90,974	$943	$91,917	$44,607	$631	$45,238
Blucora, Inc. | Q2 2021 Form 10-Q 12

	Six months ended June 30,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer revenue	$199,413	$—	$199,413	$148,241	$1	$148,242
Professional revenue	14,255	2,141	16,396	13,181	2,146	15,327
Total Tax Software revenue	$213,668	$2,141	$215,809	$161,422	$2,147	$163,569

Note 4: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	June 30, 2021				December 31, 2020
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$562,250	$(3,612)	$(4,022)	$554,616	$563,156	$(4,173)	$(4,646)	$554,337
Less: Current portion of long-term debt, net				(1,788)				(1,784)
Long-term debt, net				$552,828				$552,553
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders, which provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (the “Senior Secured Credit Facility”).
On April 26, 2021, to ensure adequate liquidity and flexibility to support growth, we entered into Amendment No. 5 to the Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things, refinance the existing $65.0 million Revolver and add $25.0 million of additional revolving credit commitments, for an aggregate principal amount of $90.0 million in revolving credit commitments (the “New Revolver”).
As of June 30, 2021, the Senior Secured Credit Facility provided for up to $765.0 million of borrowings and consisted of a committed $90.0 million under the New Revolver and a $675.0 million Term Loan that mature on February 21, 2024 and May 22, 2024, respectively. Obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries (including certain subsidiaries acquired in the HKFS Acquisition and certain other material subsidiaries). The Senior Secured Credit Facility includes financial and operating covenants (including a Consolidated Total Net Leverage Ratio), which are set forth in detail in the Credit Agreement.
As of June 30, 2021, we had $562.3 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of June 30, 2021, approximately $90.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of June 30, 2021, the applicable interest rate on the Term Loan was 5.0%.
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
Blucora, Inc. | Q2 2021 Form 10-Q 13

Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period.
Pursuant to the Credit Agreement Amendment, if the Company’s usage of the New Revolver exceeds 30% of the aggregate commitments under the New Revolver on the last day of any calendar quarter, the Company shall not permit the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) to exceed (i) 4.75 to 1.00 for the period beginning on April 1, 2021 and ending on December 31, 2021, (ii) 4.25 to 1.00 for the period beginning on January 1, 2022 and ending on September 30, 2022, (iii) 4.00 to 1.00 for the period beginning on October 1, 2022 and ending on December 31, 2022, and (iv) 3.50 to 1.00 for the period beginning on January 1, 2023 and ending on February 21, 2024.

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
Lease expense, cash paid on operating lease liabilities, and lease liabilities obtained from new right-of-use assets for the three and six months ended June 30, 2021 and 2020 were as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Fixed lease expense	$1,099	$2,050	$2,253	$4,086
Variable lease expense	102	286	245	587
Lease expense, before sublease income	1,201	2,336	2,498	4,673
Sublease income	(116)	(329)	(232)	(655)
Total lease expense, net of sublease income	$1,085	$2,007	$2,266	$4,018
Additional lease information:
Cash paid on operating lease liabilities	$228	$1,282	$445	$2,472
Lease liabilities obtained from new right-of-use assets (1)	$93	$—	$93	$20,414
__________________________
(1)Lease liabilities obtained from new right-of-use assets for the six months ended June 30, 2020 resulted from the new corporate headquarters lease that commenced in January 2020.
As of June 30, 2021, our weighted-average remaining operating lease term was approximately 10.8 years, and our weighted-average operating lease discount rate was 5.4%.
Blucora, Inc. | Q2 2021 Form 10-Q 14

Operating leases were recorded on the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2021	December 31, 2020
Lease liabilities—current	$3,768	$2,304
Lease liabilities—long-term	34,765	36,404
Total operating lease liabilities	$38,533	$38,708
The scheduled maturities of our operating lease liabilities as of June 30, 2021 are as follows (in thousands):

Undiscounted cash flows:
Remainder of 2021	$1,407
2022	5,040
2023	5,172
2024	5,080
2025	5,013
Thereafter	30,324
Total undiscounted cash flows	52,036
Imputed interest	(13,503)
Present value of cash flows	$38,533

Note 6: Balance Sheet Components
Prepaid expenses and other current assets, net, consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Prepaid expenses	$10,784	$9,643
Other current assets	3,188	678
Total prepaid expenses and other current assets, net	$13,972	$10,321
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2021	December 31, 2020
Salaries and related expenses	$18,801	$19,317
HKFS Contingent Consideration liability (1)(2)	30,000	17,900
Contingent liability from 1st Global Acquisition (2)	16,828	11,328
Accrued vendor and advertising costs	3,445	2,606
Accrued taxes	4,525	240
Other current liabilities	6,760	5,028
Total accrued expenses and other current liabilities	$80,359	$56,419
__________________________
(1)Represents the short-term portion of the HKFS Contingent Consideration liability. The long-term portion of the HKFS Contingent Consideration liability was classified in “Other long-term liabilities” on the condensed consolidated balance sheets.
(2)For more information on contingent liabilities, see "Note 7—Commitments and Contingencies."

Blucora, Inc. | Q2 2021 Form 10-Q 15

Note 7: Commitments and Contingencies
Contingent liability from 1st Global Acquisition
On May 6, 2019, we closed the 1st Global Acquisition. As part of the 1st Global Acquisition, we assumed a contingent liability related to a regulatory inquiry and recorded the contingent liability as part of the opening balance sheet. We evaluated a range of probable losses, resulting in a contingent liability reserve balance (including accrued interest) of $11.3 million at December 31, 2020.
In the second quarter of 2021, we re-evaluated the range of probable losses as a result of our on-going discussions with the SEC. While the regulatory inquiry, which is related to certain pre-acquisition matters, is still on-going, we increased our contingent liability reserve to $16.8 million as of June 30, 2021, and this $5.5 million increase to the contingent liability reserve was recognized in “Acquisition and integration” expense on the condensed consolidated statements of comprehensive income for the three and six months ended June 30, 2021.
As part of the 1st Global Acquisition, we purchased representation and warranty insurance from a third party to supplement the indemnification provisions of the stock purchase agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, an indirect wholly owned subsidiary of the Company, 1st Global, Inc. and 1st Global Insurance Services, Inc., certain selling stockholders named therein and joinder sellers (the “1st Global Sellers”) and SAB Representative, LLC, as the Sellers’ representative, pursuant to which, the 1st Global Sellers agreed, among other things, to indemnify us from certain losses arising from breaches of representation, warranties, and covenants. At this time, we cannot yet estimate with reasonable probability the recovery related to these matters from insurance or the 1st Global Sellers, if any.
Contingent consideration liability from HKFS Acquisition
On July 1, 2020, we closed the HKFS Acquisition for an upfront cash purchase price of $104.4 million. The purchase price is subject to two post-closing earn-out payments (the “HKFS Contingent Consideration”) by us.
The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021), the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
The HKFS Contingent Consideration liability was valued at $53.7 million on the condensed consolidated balance sheet as of June 30, 2021. Based on advisory asset levels and the achievement of performance goals for the first earn-out period, we will make the full $30.0 million payment in the third quarter of 2021. For additional information on the HKFS Contingent Consideration, see "Note 8—Fair Value Measurements."
Litigation
From time to time, we are subject to various legal proceedings, regulatory matters or fines, or claims that arise in the ordinary course of business. We accrue a liability when management believes both that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated.
Aside from the contingent liability related to the 1st Global Acquisition and the HKFS Contingent Consideration liability, we are not currently party to any such matters for which we have recognized a material liability on our condensed consolidated balance sheets.

Note 8—Fair Value Measurements
In accordance with Accounting Standards Codification 820, Fair Value Measurements and Disclosures, certain of our assets and liabilities are carried at fair value and are valued using inputs that are classified in one of the following three categories:
•Level 1: Quoted market prices in active markets for identical assets or liabilities.
Blucora, Inc. | Q2 2021 Form 10-Q 16

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

		Fair value measurements at the reporting date using
	June 30, 2021	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,292	$4,292	$—	$—
Total assets at fair value	$4,292	$4,292	$—	$—

HKFS Contingent Consideration	$53,700	$—	$—	$53,700
Total liabilities at fair value	$53,700	$—	$—	$53,700

		Fair value measurements at the reporting date using
	December 31, 2020	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,290	$4,290	$—	$—
Total assets at fair value	$4,290	$4,290	$—	$—

HKFS Contingent Consideration	$35,900	$—	$—	$35,900
Total liabilities at fair value	$35,900	$—	$—	$35,900
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value cash equivalents utilizing quoted prices in active markets.
The HKFS Contingent Consideration liability relates to the two post-closing earn-out payments resulting from the HKFS Acquisition (see "Note 7—Commitments and Contingencies"). As of June 30, 2021, the fair value of the HKFS Contingent Consideration liability was $53.7 million. The portion of the HKFS Contingent Consideration liability related to the first earn-out period was $30.0 million as of June 30, 2021, and this value was based on the earn-out payment (calculated in accordance with the amended HKFS Purchase Agreement and based on actual advisory asset levels as of June 30, 2021) we will make in the third quarter of 2021.
The estimated fair value of the portion of the HKFS Contingent Consideration liability related to the second earn-out period was $23.7 million as of June 30, 2021. The estimated fair value of the second earn-out payment was determined using a Monte Carlo simulation model in a risk neutral framework with the underlying simulated variable of advisory asset levels and the related achievement of certain advisory asset growth levels. The Monte Carlo simulation model utilized Level 3 inputs, which included forecasted advisory asset levels at July 1, 2022, a risk-adjusted discount rate (which reflects the risk in the advisory asset projection) of 12.2%, volatility of 27.3%, and a credit spread of 1.8%. Significant increases to the discount rate, volatility, or credit spread inputs would have resulted in a significantly lower fair value measurement, with a similar inverse relationship existing for significant decreases to these inputs. A significant increase to the forecasted advisory assets levels would have resulted in a significantly higher fair value measurement, while a significant decrease to the forecasted advisory asset levels would have resulted in a significantly lower fair value measurement.
Blucora, Inc. | Q2 2021 Form 10-Q 17

A reconciliation of the HKFS Contingent Consideration liability was as follows (in thousands):

HKFS Contingent Consideration Liability
Balance as of December 31, 2020 (1)	$35,900
Valuation change recognized as expense (2)	17,800
Balance as of June 30, 2021 (1)	$53,700
_________________________
(1)The short-term portion of the HKFS Contingent Consideration is recorded in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets and will be paid in the third quarter of 2021. The long-term portion of the HKFS Contingent Consideration is recorded in “Other long-term liabilities” on the condensed consolidated balance sheets and is expected to be paid in the third quarter of 2022.
(2)Recognized in “Acquisition and integration” expense on the condensed consolidated statement of comprehensive income for the six months ended June 30, 2021. For the three months ended June 30, 2021, we recognized a valuation change of $11.5 million.

Fair value of financial instruments
We consider the carrying values of accounts receivable, commissions and advisory fees receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of June 30, 2021, the Term Loan’s principal amount was $562.3 million, which equaled its fair value. As of December 31, 2020, the Term Loan’s principal amount was $563.2 million, and the fair value of the Term Loan’s principal amount was $561.7 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation.
As of June 30, 2021 and December 31, 2020, we had no amounts outstanding under the Revolver.

Note 9: Other Loss, Net
“Other loss, net” on the condensed consolidated statements of comprehensive income (loss) consisted of the following (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Interest expense	$7,302	$4,840	$14,485	$10,156
Amortization of debt issuance costs	377	331	740	644
Accretion of debt discounts	284	70	561	138
Total interest expense	7,963	5,241	15,786	10,938
Interest income	—	(11)	(2)	(25)
Other	61	58	123	510
Other loss, net	$8,024	$5,288	$15,907	$11,423

Note 10: Income Taxes

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Income tax benefit (expense)	$(1,994)	$59,539	$(3,694)	$(7,981)

The Company recorded income tax expense of $2.0 million and $3.7 million for the three and six months ended June 30, 2021, respectively. For 2021, the Company has prepared its interim tax provision by applying a year-to-date effective tax rate. For 2020, the Company prepared its interim tax provision by applying an estimated annual effective tax rate. We believe using the actual year-to-date effective tax rate in 2021 resulted in the best estimate of the annual effective tax rate.
The Company’s effective income tax rate for the three and six months ended June 30, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances, which were previously recorded in
Blucora, Inc. | Q2 2021 Form 10-Q 18

connection with our net operating losses, to offset future federal income tax liabilities. The majority of these net operating losses will either be utilized or expire between 2021 and 2024.
The Company recorded income tax benefit of $59.5 million and income tax expense of $8.0 million for the three and six months ended June 30, 2020, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits, an adjustment to the valuation allowance against deferred tax assets for net operating losses expected to expire in future years, and non-deductible officer compensation expense.

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
The calculation of basic and diluted net income (loss) per share is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$31,608	$49,645	$59,254	$(265,849)
Denominator:
Weighted average common shares outstanding—basic	48,508	47,941	48,384	47,884
Dilutive potential common shares (1)	877	151	857	—
Weighted average common shares outstanding—diluted	49,385	48,092	49,241	47,884
Net income (loss) per share:
Basic	$0.65	$1.04	$1.22	$(5.55)
Diluted	$0.64	$1.03	$1.20	$(5.55)
Shares excluded (1)	1,248	2,349	1,269	2,722
_________________________
(1)Potential common shares were excluded from the calculation of diluted net income (loss) per share for these periods because their effect would have been anti-dilutive. For the six months ended June 30, 2020, all potential common shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss recognized for the period.
Blucora, Inc. | Q2 2021 Form 10-Q 19

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
As of June 30, 2021, the Wealth Management business worked with a nationwide network of 3,606 financial professionals and supported $87.8 billion of total client assets, including $39.4 billion of advisory assets.
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
COVID-19 Pandemic
Beginning in March 2020, the COVID-19 pandemic has had a significant negative impact on the U.S. and global economy, caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted both our Wealth Management and Tax Software businesses. In addition, the various precautionary measures and accommodations taken by many governmental authorities in the United States and around the world in order to limit the spread of COVID-19, as well as the societal response, have had, and could continue to have, an adverse effect on the U.S. and global markets and economy. The extent to which the COVID-19 pandemic may impact our results in the future will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of the COVID-19 pandemic, the emergence of new variants of the virus,
Blucora, Inc. | Q2 2021 Form 10-Q 20

the likelihood of a resurgence of positive cases, the effectiveness, availability and acceptance of vaccines, global economic conditions during and after the COVID-19 pandemic and governmental actions that have been taken, or may be taken in the future, in response to the COVID-19 pandemic.
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
As a result of the continued impact of the COVID-19 pandemic, including disruptions associated with the distribution of the second and third rounds of Economic Impact Payments, the IRS delayed the start of the 2021 tax season and extended the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021. In addition, the IRS extended the federal filing and payment deadline for Texas, Louisiana, and Oklahoma to June 15, 2021. Beyond federal filings, the majority of states also extended their filing and payment deadlines for tax year 2020 state tax returns. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first quarter of 2021 to the second quarter of 2021.
The typical seasonality of our Tax Software business has been affected by these changes to the tax filing deadlines to May 17, 2021 for the 2020 tax year and to July 15, 2020 for the 2019 tax year. This change in seasonality has caused significant fluctuations in our quarterly and year-to-date financial results and affected the comparability of our financial results. As a result, the results of operations for the Tax Software segment are not as comparable for the three and six months ended June 30, 2021 and 2020 as they would have been in previous years.
For additional information on the effects of the COVID-19 pandemic on our results of operations, see “Results of Operations” below. For more information on the risks related to the COVID-19 pandemic, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the subheading, “The current COVID-19 pandemic could have a Material Adverse Effect.”

Blucora, Inc. | Q2 2021 Form 10-Q 21

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue:
Wealth Management	$162,395	$115,884	$46,511	40%	$316,886	$260,873	$56,013	21%
Tax Software	91,917	45,238	46,679	103%	215,809	163,569	52,240	32%
Total revenue	$254,312	$161,122	$93,190	58%	$532,695	$424,442	$108,253	26%
Operating income (loss):
Wealth Management	$21,396	$11,731	$9,665	82%	$40,792	$34,329	$6,463	19%
Tax Software	63,448	6,659	56,789	853%	114,336	44,412	$69,924	157%
Corporate-level activity	(43,218)	(22,996)	(20,222)	(88)%	(76,273)	(325,186)	248,913	77%
Operating income (loss)	41,626	(4,606)	46,232	1004%	78,855	(246,445)	325,300	132%
Other loss, net	(8,024)	(5,288)	(2,736)	(52)%	(15,907)	(11,423)	(4,484)	(39)%
Income (loss) before income taxes	33,602	(9,894)	43,496	440%	62,948	(257,868)	320,816	124%
Income tax benefit (expense)	(1,994)	59,539	(61,533)	(103)%	(3,694)	(7,981)	4,287	54%
Net income (loss)	$31,608	$49,645	$(18,037)	(36)%	$59,254	$(265,849)	325,103	122%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, net income decreased $18.0 million primarily due to the following factors:
•Wealth Management segment operating income increased $9.7 million primarily due to a $46.5 million increase in revenue, partially offset by a $36.8 million increase in operating expenses. Wealth Management segment results in the second quarter of 2020 were negatively affected by suppressed client asset levels and transaction activity resulting from the COVID-19 pandemic and related financial market disruption. In addition, Wealth Management segment operating income for the three months ended June 30, 2021 benefited from $3.3 million in incremental operating income resulting from the HKFS Acquisition.
•Tax Software segment operating income increased $56.8 million primarily due to a $46.7 million increase in revenue, mostly resulting from the disparity in the tax filing and payment deadlines in 2021 versus 2020. In addition, operating expenses decreased $10.1 million primarily due to reduced sales and marketing expenses.
•Expenses within corporate-level activity increased $20.2 million primarily due to a $15.3 million increase in acquisition and integration costs, an increase of $2.5 million in expenses associated with contested proxy and other legal and consulting costs, a $1.7 million increase in depreciation expense, and a $1.3 million increase in stock-based compensation expense.
•Other loss, net increased $2.7 million primarily due to increased interest expense.
•The Company recorded income tax expense of $2.0 million for the three months ended June 30, 2021, which represented the Company’s state taxes on current period income. This compared to income tax benefit of $59.5 million for the three months ended June 30, 2020.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, net income increased $325.1 million primarily due to the following factors:
•Wealth Management segment operating income increased $6.5 million primarily due to a $56.0 million increase in revenue, partially offset by a $49.6 million increase in operating expenses. Wealth Management segment operating income benefited from $6.6 million in incremental operating income resulting from the HKFS Acquisition, which was largely offset by a $6.2 million decrease in cash sweep revenue. In addition, Wealth Management segment results in the second quarter of 2020 were negatively affected by suppressed client asset levels and transaction activity resulting from the COVID-19 pandemic and related financial market disruption.
Blucora, Inc. | Q2 2021 Form 10-Q 22

•Tax Software segment operating income increased $69.9 million primarily due to a $52.2 million increase in revenue mostly resulting from the disparity in the tax filing and payment deadlines in 2021 versus 2020. In addition, operating expenses decreased $17.7 million primarily due to reduced sales and marketing expenses.
•Expenses within corporate-level activity decreased $248.9 million primarily due to the recognition of a $270.6 million goodwill impairment and $9.8 million in executive transition costs for the six months ended June 30, 2020. These decreases were partially offset by an increase of $17.8 million in acquisition and integration expenses, an increase of $8.1 million in stock-based compensation expense, and the recognition of $5.7 million in expenses associated with contested proxy and other legal and consulting costs for the six months ended June 30, 2021.
•The Company recorded income tax expense of $3.7 million for the six months ended June 30, 2021, which represented the Company’s state taxes on current period income. This compared to income tax expense of $8.0 million for the six months ended June 30, 2020.
Blucora, Inc. | Q2 2021 Form 10-Q 23

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
Wealth Management

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue	$162,395	$115,884	$46,511	40%	$316,886	$260,873	$56,013	21%
Operating income	$21,396	$11,731	$9,665	82%	$40,792	$34,329	$6,463	19%
Segment margin	13%	10%			13%	13%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, Wealth Management segment operating income increased $9.7 million primarily due to the following factors:
•Wealth Management revenue increased $46.5 million primarily due to a $30.2 million increase in advisory revenue, an $11.9 million increase in commission revenue, and a $2.9 million increase in transaction and fee revenue. Revenue increases primarily resulted from increased client asset levels and transaction activity, which were favorable compared to the suppressed client asset levels and transaction activity in the second quarter of 2020 resulting from the COVID-19 pandemic and related financial market disruption. In addition, Wealth Management revenue in the second quarter of 2021 increased due to $9.9 million of incremental revenue resulting from the HKFS Acquisition.
•Wealth Management operating expenses increased $36.8 million primarily due to a $30.0 million increase in cost of revenue as a result of increased advisory fees and commissions paid to financial professionals, as well as incremental expenses resulting from the HKFS Acquisition and increases in sales and marketing expenses in our legacy Avantax Wealth Management business.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, Wealth Management operating income increased $6.5 million primarily due to the following factors:
•Wealth Management revenue increased $56.0 million primarily due to a $42.6 million increase in advisory revenue and a $13.8 million increase in commission revenue. Revenue increases primarily resulted from increased client asset levels and transaction activity, which were favorable compared to the suppressed client asset levels and transaction activity in the first half of 2020 resulting from the COVID-19 pandemic and related financial market disruption. In addition, Wealth Management revenue for the six months ended June 30, 2021 increased due to $19.2 million of incremental revenue resulting from the HKFS Acquisition. These increases were partially offset by a $6.2 million decrease in cash sweep revenue due to a decline in interest rates at the end of the first quarter of 2020.
•Wealth Management operating expenses increased $49.6 million primarily due to a $36.3 million increase in cost of revenue as a result of increased advisory fees and commissions paid to financial professionals, as well as incremental expenses resulting from the HKFS Acquisition and increases in sales and marketing expenses in our legacy Avantax Wealth Management business.
Sources of revenue
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position, and operating performance.
Blucora, Inc. | Q2 2021 Form 10-Q 24

A summary of our sources of revenue and business metrics is as follows:

			Three months ended		QTD	Six months ended		YTD
(In thousands, except percentages)			June 30,		Change	June 30,		Change
	Sources of Revenue	Primary Drivers	2021	2020	$	2021	2020	$
Financial professional-driven	Advisory	- Advisory asset levels	$96,508	$66,303	$30,205	$187,627	$145,060	$42,567
	Commission	- Transactions - Asset levels - Product mix	51,702	39,836	11,866	104,236	90,416	13,820
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	5,526	3,981	1,545	10,855	14,560	(3,705)
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	8,659	5,764	2,895	14,168	10,837	3,331
	Total revenue		$162,395	$115,884	$46,511	$316,886	$260,873	$56,013
	Total recurring revenue		$138,900	$100,004	$38,896	$269,655	$219,259	$50,396
	Recurring revenue rate		85.5%	86.3%		85.1%	84.0%
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
Blucora, Inc. | Q2 2021 Form 10-Q 25

Business metrics

(In thousands, except percentages and as otherwise indicated)	June 30,		Change
	2021	2020	$	%
Client assets balances:
Total client assets	$87,814,790	$68,519,998	$19,294,792	28%
Brokerage assets	$48,373,805	$41,964,610	$6,409,195	15%
Advisory assets	$39,440,985	$26,555,388	$12,885,597	49%
Advisory assets as a percentage of total client assets	44.9%	38.8%

Number of financial professionals (in ones):
Independent financial professionals (1)	3,579	3,862	(283)	(7)%
In-house financial professionals (2)	27	—	27	N/A
Total number of financial professionals	3,606	3,862	(256)	(7)%
Advisory and commission revenue per financial professional (3)	$41.1	$27.5	$13.6	49%

Quarterly production retention rate: (4)
TTM Financial professional-driven revenue (5)	$556,339	$492,498
TTM Financial professional-driven revenue related to independent financial professionals who departed in the quarter (5)	9,881	11,445
TTM Financial professional-driven revenue, less that related to independent financial professionals who departed in the quarter (5)	$546,458	$481,053
Quarterly production retention rate (4)	98.2%	97.7%
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
(3)Calculation based on advisory and commission revenue for the three months ended June 30, 2021 and 2020, respectively.
(4)Quarterly production retention rate is a non-GAAP financial measure. We believe quarterly production retention rate is an important measure of our quarterly retention of financial professional-driven revenue (which consists of advisory revenue and commission revenue). Management uses quarterly production retention rate to measure the impact of financial professional departures on our business. Quarterly production retention rate is calculated by dividing (x) the difference of (i) total financial professional-driven revenue for the trailing-twelve-month period then ended minus (ii) financial professional-driven revenue for the trailing-twelve-month period then ended related to independent financial professionals that departed in the quarter by (y) total financial professional-driven revenue for the trailing-twelve-month period then ended. As quarterly production retention rate is a measure of retention during a quarter, it also includes quarterly production from independent financial professionals who departed in prior quarters in the trailing-twelve-month period, and therefore does not show production retention rate over longer periods of time.
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
Total client assets increased $19.3 billion at June 30, 2021 compared to June 30, 2020 primarily due to $16.6 billion of favorable market change and reinvestment levels following the pandemic-influenced market downturn in the first half of 2020. In addition, total client assets increased $4.5 billion as a result of the HKFS Acquisition. Partially offsetting these increases were net client outflows of $2.0 billion, which were primarily the result of financial professional attrition.
Blucora, Inc. | Q2 2021 Form 10-Q 26

Advisory assets as a percentage of total client assets increased to 44.9% at June 30, 2021 compared to 38.8% at June 30, 2020. This increase was primarily due to the HKFS Acquisition because over 90% of the client assets acquired were comprised of advisory assets. In addition, advisory assets as a percentage of total client assets increased in our legacy Avantax Wealth Management business.
While financial markets have substantially stabilized since the pandemic-influenced financial market conditions in 2020, we cannot predict with certainty the extent of the impact of the COVID-19 pandemic and future financial market fluctuations on our client assets. However, the continued volatility in the U.S. and global economy and uncertainty in financial markets due to the pandemic may cause declines in the amount of our total client assets. For more information on the risks associated with our Wealth Management business, see the “COVID-19 Pandemic” section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Item 1A. Risk Factors” under the subheading, “The current COVID-19 pandemic could have a Material Adverse Effect.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
Financial professionals. The Wealth Management business worked with a nationwide network of 3,606 financial professionals as of June 30, 2021. Avantax Wealth Management offers its tax-focused wealth management solutions through its network of financial professionals that operate as independent contractors. Avantax Planning Partners operates as an employee-based RIA and wealth management business and utilizes a team of in-house financial professionals who partner with CPA firms in order to provide their consumer and small business clients with holistic planning and financial advisory services.
The number of our financial professionals decreased by 7% at June 30, 2021 compared to June 30, 2020, with the decrease primarily due to attrition related to lower revenue-producing financial professionals, which primarily resulted from financial professionals leaving the wealth management industry and expected attrition in connection with acquisition integration. The decrease in the number of financial professionals was partially offset by our recruitment and onboarding of independent financial professionals and the addition of financial professionals as a result of the HKFS Acquisition, which (as of the HKFS Acquisition date) included the addition of 19 in-house financial professionals and 131 licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
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
Advisory asset balances were as follows:

(In thousands, except percentages)	June 30,		Change
	2021	2020	$	%
Advisory assets—independent financial professionals (1)	$33,950,724	$26,555,388	$7,395,336	28%
Advisory assets—in-house financial professionals (2) (4)	4,125,742	—	4,125,742	N/A
Retirement advisory assets—in-house financial professionals (3) (4)	1,364,519	—	1,364,519	N/A
Total advisory assets	$39,440,985	$26,555,388	$12,885,597	49%
_________________________
(1)Represents individual client and retirement advisory assets for which Avantax Wealth Management serves as the RIA.
(2)Represents individual client advisory assets for which Avantax Planning Partners serves as the RIA.
(3)Represents advisory assets for which Avantax Planning Partners provides retirement plan services and serves as the RIA.
(4)Advisory assets and retirement advisory assets related to our in-house professionals were zero as of June 30, 2020, because the HKFS Acquisition was not completed until July 2020.
Blucora, Inc. | Q2 2021 Form 10-Q 27

The activity within our advisory assets was as follows:

(In thousands, except as otherwise indicated)	Three months ended June 30,		Six months ended June 30,
	2021	2020	2021	2020
Balance, beginning of the period	$36,774,871	$23,618,964	$35,603,557	$27,629,164
Net increase (decrease) in new advisory assets	863,564	(284,024)	1,232,427	105,976
Market impact and other	1,802,550	3,220,448	2,605,001	(1,179,752)
Balance, end of the period	$39,440,985	$26,555,388	$39,440,985	$26,555,388
Advisory revenue	$96,508	$66,303	$187,627	$145,060
Average advisory fee rate (1)	26 bps	28 bps	52 bps	57 bps
_________________________
(1)For the three months ended June 30, 2021 and June 30, 2020, average advisory fee rate equals advisory revenue for the relevant quarterly period divided by the advisory asset balance at the beginning of the relevant quarterly period. For the six months ended June 30, 2021 and June 30, 2020, average advisory fee rate equals the sum of each quarterly average advisory fee rate within the relevant year-to-date period.
For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, advisory revenue increased $30.2 million and $42.6 million, respectively, primarily due to a year-over-year increase in advisory assets. The increase in advisory assets was primarily due to favorable market change, an increase in advisory assets resulting from the HKFS Acquisition, and net client inflows. In addition, advisory revenue recognized for the second quarter of 2020 was negatively affected because such revenue was primarily based on the value of client assets within advisory accounts as of March 31, 2020, which were substantially affected by the COVID-19 pandemic and related financial market disruption.
For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, the average advisory fee rate decreased primarily due to our tiered fee structure, which has generated lower average fee rates as client asset balances have increased. In addition, the average advisory fee rate decreased due to the lower advisory fee structure of HKFS.
For the three and six months ended June 30, 2021, advisory assets increased $2.7 billion and $3.8 billion, respectively, primarily due to favorable market change and strong client inflows, partially offset by client outflows that resulted from financial professional attrition.
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
Our commission revenue, by product category and by type of commission revenue, was as follows:

(in thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
By product category:
Mutual funds	$23,857	$19,312	$4,545	24%	$47,551	$45,212	$2,339	5%
Variable annuities	18,473	14,604	3,869	26%	36,495	28,354	8,141	29%
Insurance	4,005	2,831	1,174	41%	9,630	8,064	1,566	19%
General securities	5,367	3,089	2,278	74%	10,560	8,786	1,774	20%
Total commission revenue	$51,702	$39,836	$11,866	30%	$104,236	$90,416	$13,820	15%

By type of commission:
Transaction-based	$21,076	$14,803	$6,273	42%	$43,443	$38,184	$5,259	14%
Trailing	30,626	25,033	5,593	22%	60,793	52,232	8,561	16%
Total commission revenue	$51,702	$39,836	$11,866	30%	$104,236	$90,416	$13,820	15%
Blucora, Inc. | Q2 2021 Form 10-Q 28

For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020:
•Transaction-based commission revenue increased $6.3 million and $5.3 million, respectively, primarily due to an increase in trading volumes. Transaction-based commission revenue in the second quarter of 2020 was negatively affected by suppressed trading volumes as a result of the COVID-19 pandemic and related financial market disruption.
•Trailing commission revenue increased $5.6 million and $8.6 million, respectively, primarily due to increased client asset levels. Trailing commission revenue in the second quarter of 2020 was negatively affected by suppressed client asset levels as a result of the COVID-19 pandemic and related financial market disruption.
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
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, asset-based revenue increased $1.5 million primarily due to a $0.8 million increase in revenue generated from financial product manufacturer sponsorship programs, as well as a $0.6 million increase in asset-based retirement plan service fees following the HKFS Acquisition.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, asset-based revenue decreased $3.7 million primarily due to a $6.2 million decrease in cash sweep revenue as a result of lower interest rates, partially offset by a $1.0 million increase in revenue generated from financial product manufacturer sponsorship programs and a $1.4 million increase in revenue generated from asset-based retirement plan service fees following the HKFS Acquisition.
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
For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, transaction and fee revenue increased $2.9 million and $3.3 million, respectively, primarily due to incremental revenue generated from financial professional support fees, as well as incremental transaction and fee revenue as a result of the HKFS Acquisition.
Tax Software

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue	$91,917	$45,238	$46,679	103%	$215,809	$163,569	$52,240	32%
Operating income	$63,448	$6,659	$56,789	853%	$114,336	$44,412	$69,924	157%
Segment margin	69%	15%			53%	27%
Tax Software revenue and operating income for the three and six months ended June 30, 2021 and for the three and six months ended June 30, 2020 were significantly impacted by the extension of the filing and payment deadlines for federal tax returns in both the 2020 and 2021 tax seasons. For additional discussion of the COVID-19 pandemic and its effect on current and prior year Tax Software segment results, please see the “COVID-19 Pandemic” section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Blucora, Inc. | Q2 2021 Form 10-Q 29

For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, Tax Software operating income increased $56.8 million due to the following factors:
•Tax Software revenue increased $46.7 million primarily due to a $44.4 million increase in consumer revenue and a $2.3 million increase in professional revenue. The increases primarily resulted from the disparity in the tax filing and payment deadlines in 2021 versus 2020.
•Tax Software operating expenses decreased $10.1 million primarily due to decreased advertising and marketing expenses. Advertising and marketing costs in our Tax Software business were elevated in the second quarter of 2020 due to the extension of the filing and payment deadline for tax year 2019 federal tax returns to July 15, 2020, thereby necessitating a full quarter of advertising and marketing efforts. In contrast, the filing and payment deadline in most states for tax year 2020 federal tax returns was May 17, 2021, thereby necessitating only a partial quarter of advertising and marketing efforts.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, Tax Software operating income increased $69.9 million due to the following factors:
•Tax Software revenue increased $52.2 million primarily due to a $51.2 million increase in consumer revenue and a $1.1 million increase in professional revenue. The increases primarily resulted from the disparity in the tax filing and payment deadlines in 2021 versus 2020.
•Tax Software operating expenses decreased $17.7 million primarily due to decreased advertising and marketing expenses. Advertising and marketing expenses for the six months ended June 30, 2020 were elevated due to incremental marketing efforts to address weak performance through the first two months of the 2020 tax season, as well as increased marketing due to the extended tax season.
Sources of revenue
Tax Software revenue is derived primarily from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer, audit defense, e-file concierge services, and expert filing assistance.
We classify Tax Software revenue into two different categories: consumer revenue and professional revenue. Consumer revenue represents Tax Software revenue derived from products and services sold to customers and businesses primarily for the preparation of individual or business tax returns. Professional revenue represents Tax Software revenue derived from products sold to tax return preparers who utilize our offerings to service end-user customers.
Revenue by category was as follows:

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Consumer	$88,846	$44,421	$44,425	100%	$199,413	$148,242	$51,171	35%
Professional	3,071	817	2,254	276%	16,396	15,327	1,069	7%
Total revenue	$91,917	$45,238	$46,679	103%	$215,809	$163,569	$52,240	32%

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
Blucora, Inc. | Q2 2021 Form 10-Q 30

•We measure our professional tax software customers using three metrics: (1) the number of accepted federal tax e-files made through our software, (2) the number of units sold, and (3) the number of e-files per unit sold.

(In thousands, except percentages and as otherwise indicated)	Six months ended		QTD		Year-to-date period ended		YTD
	June 30,		Change		July 16,		Change
	2021	2020	Units	%	2021 (1)	2020 (1)	Units	%
Total e-files (2)	5,049	4,595	454	10%	5,421	5,149	272	5%
Consumer:
Consumer e-files (2)	2,939	2,734	205	7%	3,122	3,113	9	—%
Professional:
Professional e-files	2,110	1,861	249	13%	2,299	2,036	263	13%
Units sold (in ones)	20,692	20,087	605	3%	20,711	20,207	504	2%
Professional e-files per unit sold (in ones)	102.0	92.6	9.4	10%	111.0	100.8	10.2	10%
____________________________
(1)Tax season begins on the first day that the IRS begins accepting e-files and ends on filing deadline day plus one day. Due to the impact of the COVID-19 pandemic, the IRS extended the filing deadlines for federal tax returns relating to the 2020 and 2019 tax years to May 17, 2021 (with the filing deadline extended to June 15, 2021 for Texas, Louisiana, and Oklahoma) and July 15, 2020, respectively. In order to provide comparable tax season data, we provided the above metrics for the year-to-date periods ended July 16, 2021 and 2020 as these periods capture the activity of the entire tax season for each year.
(2)We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Free File Alliance e-files are included within total e-files and consumer e-files above.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, the number of consumer e-files, the number of professional e-files, and the number of professional units sold all increased due to the disparity in the tax filing and payment deadlines in 2021 versus 2020.
For the year-to-date period ended July 16, 2021 compared to the year-to-date period ended July 16, 2020, total e-files increased 5% primarily due to the increase in the number of professional tax software e-files, which resulted from increased market share in the professional tax software market.
For more information on the risks associated with our Tax Software business, see the “COVID-19 Pandemic” section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations and “Item 1A. Risk Factors” under the heading, “The current COVID-19 pandemic could have a Material Adverse Effect.” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
Blucora, Inc. | Q2 2021 Form 10-Q 31

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
Corporate level activity by category was as follows:

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Unallocated corporate-level general and administrative expenses	$6,259	$5,810	$449	8%	$11,953	$12,826	$(873)	(7)%
Stock-based compensation	5,160	3,904	1,256	32%	10,770	2,703	8,067	298%
Acquisition and integration costs	18,169	2,824	15,345	543%	26,272	8,506	17,766	209%
Depreciation	4,102	2,412	1,690	70%	7,345	4,832	2,513	52%
Amortization of acquired intangible assets	7,063	6,673	390	6%	14,238	14,421	(183)	(1)%
Contested proxy and other legal and consulting costs	2,465	—	2,465	N/A	5,695	—	5,695	N/A
Executive transition costs	—	636	(636)	(100)%	—	9,820	(9,820)	(100)%
Headquarters relocation costs	—	737	(737)	(100)%	—	1,453	(1,453)	(100)%
Impairment of goodwill	—	—	—	N/A	—	270,625	(270,625)	(100)%
Total corporate-level activity	$43,218	$22,996	$20,222	88%	$76,273	$325,186	$(248,913)	(77)%
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, corporate level activity increased $20.2 million primarily due to the following factors:
•For the three months ended June 30, 2021, acquisition and integration expenses were $18.2 million, which included $12.6 million related to the HKFS Acquisition and $5.6 million related to the acquisition of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”) in 2019 (the “1st Global Acquisition”). For the three months ended June 30, 2020, acquisition and integration expenses were $2.8 million, which included $1.7 million related to the 1st Global Acquisition and $1.1 million related to the HKFS Acquisition.
•Contested proxy and other legal and consulting costs of $2.5 million were recognized for the three months ended June 30, 2021.
•Depreciation expense increased $1.7 million primarily due to property and equipment put into service at our new headquarters in July 2020 and an increase in capitalized software costs.
•Stock-based compensation expense increased $1.3 million.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, corporate level activity decreased $248.9 million primarily due to the non-recurrence of the following factors:
•For the six months ended June 30, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit.
•Executive transition costs of $9.8 million were recognized for the six months ended June 30, 2020 due to the departure of certain Company executives.
Partially offsetting this decrease in corporate-level activity:
•For the six months ended June 30, 2021, acquisition and integration expenses were $26.3 million, which included $20.5 million related to the HKFS Acquisition and $5.8 million related to the 1st Global Acquisition. For the six months ended June 30, 2020, acquisition and integration expenses were $8.5 million, which included $4.7 million related to the 1st Global Acquisition and $3.8 million related to the HKFS Acquisition.
•Stock-based compensation expense increased $8.1 million. Stock-based compensation for the six months ended June 30, 2020 was reduced by $6.7 million due to stock award forfeitures resulting from executive departures in 2020.
•Contested proxy and other legal and consulting costs of $5.7 million were recognized for the six months ended June 30, 2021.
Blucora, Inc. | Q2 2021 Form 10-Q 32

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Wealth Management services cost of revenue	$113,910	$83,868	$30,042	36%	$222,533	$186,210	$36,323	20%
Tax Software services cost of revenue	4,429	3,054	1,375	45%	10,007	7,067	2,940	42%
Total cost of revenue	$118,339	$86,922	$31,417	36%	$232,540	$193,277	$39,263	20%
Percentage of revenue	47%	54%			44%	46%
Cost of revenue consists of costs related to our Wealth Management and Tax Software businesses, which include commissions and advisory fees paid to independent financial professionals, payments made to CPA firms under fee sharing arrangements, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation (including depreciation related to software development costs in the Tax Software segment). Cost of revenue does not include compensation paid to in-house financial professionals in our Wealth Management business. As the in-house financial professionals are employees of Avantax Planning Partners, their compensation is reflected in “Sales and marketing” expense.
For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, cost of revenue increased $31.4 million and $39.3 million, respectively, primarily due to an increase in advisory fees and commissions paid to financial professionals, which primarily resulted from increased client asset balances and trading activity in our legacy Avantax Wealth Management business and incremental advisory asset balances following the HKFS Acquisition. The increase in cost of revenue was also the result of increased personnel costs in the Tax Software segment, as well as increased depreciation related to capitalized software costs in the Tax Software segment.
Engineering and Technology

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Engineering and technology	$7,231	$7,377	$(146)	(2)%	$14,359	$15,892	$(1,533)	(10)%
Percentage of revenue	3%	5%			3%	4%
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
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, engineering and technology expenses decreased $1.5 million primarily due to decreased consulting fees in our Tax Software business, partially offset by an increase in personnel expenses in our Wealth Management business.
Sales and Marketing

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$34,848	$40,057	$(5,209)	(13)%	$112,410	$119,767	$(7,357)	(6)%
Percentage of revenue	14%	25%			21%	28%
Sales and marketing expenses primarily consist of marketing expenses associated with our Tax Software business (including expenses related to marketing agencies and media companies) and our Wealth Management business, personnel expenses, compensation paid to Avantax Planning Partners in-house financial professionals, the
Blucora, Inc. | Q2 2021 Form 10-Q 33

cost of temporary help and contractors, and back office processing support expenses for our Wealth Management business.
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, sales and marketing expenses decreased $5.2 million primarily due to an $11.7 million decrease in advertising and marketing costs in our Tax Software business. Advertising and marketing costs in our Tax Software business were elevated in the second quarter of 2020 due to the extension of the filing and payment deadline for tax year 2019 federal tax returns to July 15, 2020, thereby necessitating a full quarter of advertising and marketing efforts. In contrast, the filing and payment deadline in most states for tax year 2020 federal tax returns was May 17, 2021, thereby necessitating only a partial quarter of advertising and marketing efforts. This decrease was partially offset by a $6.5 million increase in sales and marketing expenses in our Wealth Management business due to incremental expenses following the HKFS Acquisition and increased headcount to support growth in the Wealth Management business.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, sales and marketing expenses decreased $7.4 million primarily due to a $19.9 million decrease in advertising and marketing costs in our Tax Software business. Advertising and marketing costs in our Tax Software business were elevated for the six months ended June 30, 2020 primarily due to incremental marketing efforts in March 2020 to address weak performance through the first two months of the 2020 tax season, as well as increased marketing required due to the extended tax season. This decrease was partially offset by a $12.4 million increase in sales and marketing expenses in our Wealth Management business due to incremental expenses following the HKFS Acquisition and increased headcount to support growth in the Wealth Management business.
General and Administrative

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
General and administrative	$23,832	$20,200	$3,632	18%	$48,517	$44,928	$3,589	8%
Percentage of revenue	9%	13%			9%	11%
General and administrative (“G&A”) expenses primarily consist of expenses associated with personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended June 30, 2021 compared to the three months ended June 30, 2020, G&A expenses increased $3.6 million primarily due to the following factors:
•For the three months ended June 30, 2021, we recognized $2.5 million in expenses associated with contested proxy and other legal and consulting costs.
•Stock-based compensation increased $1.3 million. Stock-based compensation for the three months ended June 30, 2020 was reduced due to stock award forfeitures resulting from executive departures in 2020.
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, G&A expenses increased $3.6 million primarily due to the following factors:
•Stock-based compensation increased $8.1 million. Stock-based compensation for the six months ended June 30, 2020 was reduced due to stock award forfeitures resulting from executive departures in 2020.
•For the six months ended June 30, 2021, we recognized $5.7 million in expenses associated with contested proxy and other legal and consulting costs.
Partially offsetting these increases, we recognized $9.8 million of executive transition costs for the six months ended June 30, 2020 due to the departure of certain Company executives in 2020.
Blucora, Inc. | Q2 2021 Form 10-Q 34

Acquisition and Integration

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Employee-related expenses	$522	$232	$290	125%	$735	$1,062	$(327)	(31)%
Professional services	117	2,356	(2,239)	(95)%	1,243	6,542	(5,299)	(81)%
Change in fair value of HKFS Contingent Consideration	11,500	—	11,500	N/A	17,800	—	17,800	N/A
Other expenses	6,030	236	5,794	2455%	6,494	902	5,592	620%
Total	$18,169	$2,824	$15,345	543%	$26,272	$8,506	$17,766	209%
Percentage of revenue	7%	2%			5%	2%
Acquisition and integration expenses primarily relate to the HKFS Acquisition and the 1st Global Acquisition and consist of employee-related expenses, professional services fees, and other expenses.
For the three months ended June 30, 2021, acquisition and integration expenses of $18.2 million were primarily composed of $12.6 million related to the HKFS Acquisition, which included an $11.5 million loss related to the increase in the fair value of the liability related to the two post-closing earn-out payments (the “HKFS Contingent Consideration”). In addition, acquisition and integration expenses for the second quarter of 2021 included $5.6 million related to the 1st Global Acquisition, which included a $5.5 million increase to the contingent liability reserve balance related to a regulatory matter assumed in the 1st Global Acquisition. For additional information on the HKFS Contingent Consideration liability and the contingent liability from the 1st Global Acquisition, see “Item 1. Financial Statements—Note 7.” For the three months ended June 30, 2020, acquisition and integration expenses included $1.7 million related to the 1st Global Acquisition and $1.1 million related to the HKFS Acquisition.
For the six months ended June 30, 2021, acquisition and integration expenses of $26.3 million were primarily composed of $20.5 million related to the HKFS Acquisition, which included a $17.8 million loss related to the increase in the fair value of the HKFS Contingent Consideration liability. In addition, acquisition and integration expenses for the six months ended June 30, 2021 included $5.8 million related to the 1st Global Acquisition, which included a $5.5 million increase to the contingent liability reserve balance related to a regulatory matter assumed in the 1st Global Acquisition. For the six months ended June 30, 2020, acquisition and integration expenses included $4.7 million related to the 1st Global Acquisition and $3.8 million related to the HKFS Acquisition.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Depreciation	$3,204	$1,675	$1,529	91%	$5,504	$3,471	$2,033	59%
Amortization of acquired intangible assets	7,063	6,673	390	6%	14,238	14,421	(183)	(1)%
Total	$10,267	$8,348	$1,919	23%	$19,742	$17,892	1,850	10%
Percentage of revenue	4%	5%			4%	4%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of client, financial professional, and sponsor relationships, which are amortized over their estimated lives.
For both the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, depreciation and amortization expense increased $1.9 million primarily due to increased depreciation resulting from property and equipment put into service at our new headquarters in July 2020 and an increase in capitalized software costs.
Blucora, Inc. | Q2 2021 Form 10-Q 35

Impairment of Goodwill

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Impairment of goodwill	$—	$—	$—	N/A	—	$270,625	$(270,625)	(100)%
Percentage of revenue	—%	—%			—%	64%
For the six months ended June 30, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit.
OTHER LOSS, NET

(In thousands, except percentages)	Three months ended		QTD		Six months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest expense	$7,302	$4,840	$2,462	51%	$14,485	$10,156	$4,329	43%
Amortization of debt issuance costs	377	331	46	14%	740	644	96	15%
Accretion of debt discounts	284	70	214	306%	561	138	423	307%
Total interest expense	7,963	5,241	2,722	52%	15,786	10,938	4,848	44%
Interest income	—	(11)	11	100%	(2)	(25)	23	92%
Other	61	58	3	5%	123	510	(387)	(76)%
Other loss, net	$8,024	$5,288	$2,736	52%	$15,907	$11,423	$4,484	39%
For the three and six months ended June 30, 2021 compared to the three and six months ended June 30, 2020, other loss, net, increased $2.7 million and $4.5 million, respectively, primarily due to a $2.7 million and $4.8 million increase in total interest expense, respectively. This increased interest expense was primarily due to higher outstanding debt balances following the $175.0 million increase in the Term Loan (as defined below) under the Senior Secured Credit Facility (as defined below) in the third quarter of 2020.
The Senior Secured Credit Facility, including the Term Loan and the Revolver (as defined below) thereunder, are described in more detail under “Liquidity and Capital Resources” below.
INCOME TAXES

(In thousands, except percentages)	Three months ended		QTD		Three months ended		YTD
	June 30,		Change		June 30,		Change
	2021	2020	$	%	2021	2020	$	%
Income tax benefit (expense)	$(1,994)	$59,539	$(61,533)	(103)%	$(3,694)	$(7,981)	$4,287	(54)%
The Company recorded income tax expense of $2.0 million and $3.7 million for the three and six months ended June 30, 2021, respectively. For 2021, the Company has prepared its interim tax provision by applying a year-to-date effective tax rate. For 2020, the Company prepared its interim tax provision by applying an estimated annual effective tax rate. We believe using the actual year-to-date effective tax rate in 2021 resulted in the best estimate of the annual effective tax rate.
The Company’s effective income tax rate for the three and six months ended June 30, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances, which were previously recorded in connection with our net operating losses, to offset future federal income tax liabilities. The majority of these net operating losses will either be utilized or expire between 2021 and 2024.

The Company recorded income tax benefit of $59.5 million and income tax expense of $8.0 million for the three and six months ended June 30, 2020, respectively. The Company’s effective income tax rate for the three and six months ended June 30, 2020 differed from the 21% statutory rate primarily due to expiring net operating loss tax benefits, an adjustment to the valuation allowance against deferred tax assets for net operating losses expected to expire in future years, and non-deductible officer compensation expense.

Blucora, Inc. | Q2 2021 Form 10-Q 36

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
A reconciliation of our Adjusted EBITDA to net income (loss), which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$31,608	$49,645	$59,254	$(265,849)
Stock-based compensation	5,160	3,904	10,770	2,703
Depreciation and amortization of acquired intangible assets	11,165	9,085	21,583	19,253
Other loss, net	8,024	5,288	15,907	11,423
Acquisition and integration—Excluding change in fair value of HKFS Contingent Consideration	6,669	2,824	8,472	8,506
Acquisition and integration—Change in fair value of HKFS Contingent Consideration	11,500	—	17,800	—
Impairment of goodwill	—	—	—	270,625
Executive transition costs	—	636	—	9,820
Headquarters relocation costs	—	737	—	1,453
Contested proxy and other legal and consulting costs	2,465	—	5,695	—
Income tax (benefit) expense	1,994	(59,539)	3,694	7,981
Adjusted EBITDA	$78,585	$12,580	$143,175	$65,915
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
Blucora, Inc. | Q2 2021 Form 10-Q 37

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
A reconciliation of our non-GAAP net income and non-GAAP net income per share to net income (loss) and net income (loss) per share, respectively, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Three months ended		Six months ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income (loss)	$31,608	$49,645	$59,254	$(265,849)
Stock-based compensation	5,160	3,904	10,770	2,703
Amortization of acquired intangible assets	7,063	6,673	14,238	14,421
Acquisition and integration—Excluding change in fair value of HKFS Contingent Consideration	6,669	2,824	8,472	8,506
Acquisition and integration—Change in fair value of HKFS Contingent Consideration	11,500	—	17,800	—
Impairment of goodwill	—	—	—	270,625
Executive transition costs	—	636	—	9,820
Headquarters relocation costs	—	737	—	1,453
Contested proxy and other legal and consulting costs	2,465	—	5,695	—
Cash tax impact of adjustments to GAAP net income	(649)	(259)	(1,192)	(995)
Non-cash income tax (benefit) expense	(694)	(59,697)	(963)	7,340
Non-GAAP net income	$63,122	$4,463	$114,074	$48,024
Per diluted share:
Net income (loss) (1)	$0.64	$1.03	$1.20	$(5.52)
Stock-based compensation	0.10	0.08	0.22	0.06
Amortization of acquired intangible assets	0.14	0.14	0.29	0.30
Acquisition and integration—Excluding change in fair value of HKFS Contingent Consideration	0.14	0.06	0.17	0.18
Acquisition and integration—Change in fair value of HKFS Contingent Consideration	0.23	—	0.36	—
Impairment of goodwill	—	—	—	5.62
Executive transition costs	—	0.01	—	0.20
Headquarters relocation costs	—	0.02	—	0.03
Contested proxy and other legal and consulting costs	0.05	—	0.12	—
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.01)	(0.02)	(0.02)
Non-cash income tax (benefit) expense	(0.01)	(1.24)	(0.02)	0.15
Non-GAAP net income per diluted share	$1.28	$0.09	$2.32	$1.00
Weighted average shares outstanding used in computing per diluted share amounts	49,385	48,092	49,241	48,172
_________________________
(1)Any difference in the “per diluted share” amounts between this table and the condensed consolidated statements of comprehensive income (loss) is due to using different weighted average shares outstanding in the event that there is GAAP net loss but non-GAAP net income and vice versa.

Blucora, Inc. | Q2 2021 Form 10-Q 38

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2021, we had cash and cash equivalents of approximately $232.4 million. Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management operations. As of June 30, 2021, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at June 30, 2021 had minimal default risk and short-term maturities.
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
Since our results of operations are sensitive to various factors, including, among others, the level of competition we face, regulatory and legal impacts, and political and economic conditions, such factors could adversely affect our liquidity and capital resources. In addition, due to the COVID-19 pandemic, we have experienced and may continue to experience near- to mid-term volatility in our results of operations that could further increase our liquidity needs. Due to this volatility, we have taken several measures to ensure proper liquidity levels and are maintaining flexibility in our cash flows. In July 2020, we increased the principal outstanding under our Term Loan to fund the HKFS Acquisition and have continued to retain a portion of these proceeds in order to provide additional working capital flexibility. In addition, in April 2021, we increased the amount available for borrowings under the Revolver from $65.0 million to $90.0 million. Overall, we believe these measures provide us with the capital flexibility to satisfy our obligations, fund our operations, and invest in our businesses.
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
Blucora, Inc. | Q2 2021 Form 10-Q 39

On April 26, 2021, to ensure adequate liquidity and flexibility to support growth, we entered into Amendment No. 5 to the Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things, refinance the existing $65.0 million Revolver and add $25.0 million of additional revolving credit commitments, for an aggregate principal amount of $90.0 million in revolving credit commitments (the “New Revolver”). The New Revolver has a maturity date of February 21, 2024 (the “Maturity Date”).
As of June 30, 2021, we had $562.3 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of June 30, 2021, approximately $90.0 million was available for future borrowing at June 30, 2021 under the Senior Secured Credit Facility, subject to customary terms and conditions.
Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period.
Pursuant to the Credit Agreement Amendment, if the Company’s usage of the New Revolver exceeds 30% of the aggregate commitments under the New Revolver on the last day of any calendar quarter, the Company shall not permit the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) to exceed (i) 4.75 to 1.00 for the period beginning on April 1, 2021 and ending on December 31, 2021, (ii) 4.25 to 1.00 for the period beginning on January 1, 2022 and ending on September 30, 2022, (iii) 4.00 to 1.00 for the period beginning on October 1, 2022 and ending on December 31, 2022, and (iv) 3.50 to 1.00 for the period beginning on January 1, 2023 and ending on the Maturity Date.
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default.
For additional information on the Term Loan, the New Revolver, and the Credit Agreement, see, “Item 1. Financial Statements—Note 4.”
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
For the six months ended June 30, 2021, we did not repurchase any shares of our common stock under the stock repurchase plan. As of June 30, 2021, there was approximately $71.7 million in remaining capacity under the stock repurchase plan. As part of our overall capital allocation strategy, we will assess future share purchases against other alternative uses of capital, which include investments in our businesses, acquiring companies or assets, repurchases of our outstanding debt, and other uses of capital that we deem to be in the best interests of stockholders.

Contractual Obligations and Commitments
As part of the HKFS Acquisition, the purchase price paid by us is subject to two post-closing earn-out payments. The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021), the maximum aggregate amount that we would be required to pay for
Blucora, Inc. | Q2 2021 Form 10-Q 40

each earn-out period is $30.0 million. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
The estimated fair value (as calculated in accordance with GAAP) of the HKFS Contingent Consideration liability was $53.7 million as of June 30, 2021. The portion of the HKFS Contingent Consideration liability related to the first earn-out period was $30.0 million as of June 30, 2021, and this value was based on the earn-out payment (calculated in accordance with the amended HKFS Purchase Agreement and based on actual advisory asset levels as of June 30, 2021) we will make in the third quarter of 2021.
The estimated fair value of the portion of the HKFS Contingent Consideration liability related to the second earn-out period was $23.7 million as of June 30, 2021. While this amount was calculated in accordance with the fair value guidance contained in Accounting Standards Codification 820, Fair Value Measurements, there are a number of assumptions and estimates factored into this fair value (including a risk-adjusted discount rate), and the actual earn-out payment could differ from the estimated fair value.
Additional information on our contractual obligations and commitments can be found in our Form 10-K for the year ended December 31, 2020.
Off-balance Sheet Arrangements
We had no off-balance sheet arrangements as of June 30, 2021.
Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Six months ended June 30,
	2021	2020	Change ($)
Net cash provided by operating activities	$97,271	$34,374	$62,897
Net cash used by investing activities	(14,425)	(19,072)	4,647
Net cash used by financing activities	(608)	(10,405)	9,797
Net increase in cash, cash equivalents, and restricted cash	$82,238	$4,897	$77,341
Net cash from operating activities
Net cash from operating activities consists of net income (loss), offset by certain non-cash adjustments, and changes in operating assets and liabilities. Operating cash flows and changes in operating assets and liabilities were as follows:

(In thousands)	Six months ended June 30,
	2021	2020	Change ($)
Net income (loss)	$59,254	$(265,849)	$325,103
Non-cash adjustments	53,438	306,914	(253,476)
Operating cash flows before changes in operating assets and liabilities	112,692	41,065	71,627
Changes in operating assets and liabilities	(15,421)	(6,691)	(8,730)
Net cash provided by operating activities	$97,271	$34,374	$62,897
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, operating cash flows before changes in operating assets and liabilities increased $71.6 million primarily due to the following factors:
•Operating income from our Tax Software business increased $69.9 million; and
•Executive transition costs of $9.8 million were recognized for the six months ended June 30, 2020 due to the departure of certain Company executives.
Changes in operating assets and liabilities for the six months ended June 30, 2021 included $10.5 million in payments made to financial professionals in support of ongoing growth programs.
Blucora, Inc. | Q2 2021 Form 10-Q 41

Net cash from investing activities
Net cash used by investing activities consists of purchases of property and equipment and asset acquisitions. Investing cash flows were as follows:

(In thousands)	Six months ended June 30,
	2021	2020	Change ($)
Purchases of property and equipment	$(13,544)	$(19,072)	$5,528
Asset acquisitions	(881)	—	(881)
Net cash used by investing activities	$(14,425)	$(19,072)	$4,647
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, net cash used by investing activities decreased $4.6 million primarily due to decreased purchases of property and equipment following expenditures in the first half of 2020 related to our new headquarters, partially offset by the execution of asset acquisitions in the first half of 2021.
For the remainder of 2021, we expect to make cash outlays of $10.0 million to $20.0 million as we seek to execute our strategy of acquiring independent wealth management practices.
Net cash from financing activities
Net cash from financing activities primarily consists of transactions related to the issuance of debt and stock. Our financing activities can fluctuate from period-to-period based upon our financing needs. Financing cash flows were as follows:

(In thousands)	Six months ended June 30,
	2021	2020	Change ($)
Proceeds from credit facilities, net of debt issuance costs and debt discounts	$(502)	$55,000	$(55,502)
Payments on credit facilities	(906)	(65,625)	64,719
Proceeds from stock option exercises	284	25	259
Proceeds from issuance of stock through employee stock purchase plan	1,845	1,201	644
Tax payments from shares withheld for equity awards	(1,329)	(1,006)	(323)
Net cash used by financing activities	$(608)	$(10,405)	$9,797
For the six months ended June 30, 2021 compared to the six months ended June 30, 2020, net cash provided by financing activities increased $9.8 million primarily due to borrowing and repayment activity under the Revolver in the prior period.
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
Blucora, Inc. | Q2 2021 Form 10-Q 42

There have been no material changes in our critical accounting policies as disclosed under “Critical Accounting Policies and Estimates” and Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the instruments in which we are exposed to market risk during the six months ended June 30, 2021. As of June 30, 2021, we had $562.3 million in principal amount of debt outstanding under the Term Loan of our Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the London Interbank Offered Rate (“LIBOR”). For further information on our outstanding debt, see “Item 1. Financial Statements—Note 4.” A hypothetical 100 basis point increase in LIBOR on June 30, 2021 would result in a $16.6 million increase in our interest expense until the scheduled maturity date in 2024.
For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of June 30, 2021.
Changes in Internal Control over Financial Reporting
Our internal control environment has been impacted by work-from-home requirements for our employees. These requirements began in March 2020 and have continued through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material impact on our internal control over financial reporting, and there were no changes to our internal control over financial reporting during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Blucora, Inc. | Q2 2021 Form 10-Q 43

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
During the proxy contest, the activist stockholder targeted communications directly to our financial professionals and employees. As a result, it may be more difficult for us to pursue our strategic initiatives or attract and retain financial professionals and qualified employees and business partners, any of which could have an adverse effect on our business, financial condition, and operating results.
We have, and may in the future, become party to litigation as a result of matters arising in connection with the proxy contest, which could serve as a distraction to our board of directors and management and could require us to incur significant additional costs.
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
For the six months ended June 30, 2021, we did not repurchase any shares of our common stock under the stock repurchase plan. As of June 30, 2021, there was approximately $71.7 million in remaining capacity under the stock repurchase plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Blucora, Inc. | Q2 2021 Form 10-Q 44

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
2.2#	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement, dated June 30, 2020	8-K	July 1, 2020	2.1
2.3	Third Amendment to Stock Purchase Agreement, dated June 29, 2021, by and among Spirit Acquisitions, LLC, Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	July 2, 2021	2.1
10.1	Fifth Amendment to Credit Agreement, dated April 26, 2021, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Fifth Amendment.	8-K	April 27, 2021	10.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's Form 10-Q for the fiscal quarter ended June 30, 2021, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Blucora, Inc. | Q2 2021 Form 10-Q 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

Date:	August 4, 2021

Blucora, Inc. | Q2 2021 Form 10-Q 46