Form 10-Q
period 2021-09-30
BLUCORA, INC.
filed 2021-11-04
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
As of October 28, 2021, 48,718,718 shares of the registrant’s Common Stock were outstanding.

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

Blucora, Inc. | Q3 2021 Form 10-Q 2

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
•our ability to retain employees and acquired client assets following acquisitions;
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
•the compromising of confidentiality, availability or integrity of information, including cyberattacks;
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
Blucora, Inc. | Q3 2021 Form 10-Q 3

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
•the seasonality of our business;
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

Blucora, Inc. | Q3 2021 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$184,926	$150,125
Cash segregated under federal or other regulations	536	637
Accounts receivable, net of allowance	17,886	12,736
Commissions and advisory fees receivable	25,003	26,132
Other receivables	468	717
Prepaid expenses and other current assets, net	11,119	10,321
Total current assets	239,938	200,668
Long-term assets:
Property and equipment, net	68,950	58,500
Right-of-use assets, net	20,818	23,455
Goodwill	454,821	454,821
Other intangible assets, net	304,435	322,179
Other long-term assets	14,519	4,569
Total long-term assets	863,543	863,524
Total assets	$1,103,481	$1,064,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,932	$9,290
Commissions and advisory fees payable	18,297	19,021
Accrued expenses and other current liabilities	75,375	56,419
Deferred revenue—current	5,469	12,298
Lease liabilities—current	4,429	2,304
Current portion of long-term debt	1,790	1,784
Total current liabilities	114,292	101,116
Long-term liabilities:
Long-term debt, net	552,987	552,553
Deferred tax liability, net	29,502	30,663
Deferred revenue—long-term	5,553	6,247
Lease liabilities—long-term	34,020	36,404
Other long-term liabilities	7,992	24,919
Total long-term liabilities	630,054	650,786
Total liabilities	744,346	751,902

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 shares authorized; 50,025 shares issued and 48,719 shares outstanding at September 30, 2021; 49,483 shares issued and 48,177 shares outstanding at December 31, 2020	5	5
Additional paid-in capital	1,613,624	1,598,230
Accumulated deficit	(1,226,095)	(1,257,546)
Treasury stock, at cost—1,306 shares at September 30, 2021 and December 31, 2020	(28,399)	(28,399)
Total stockholders’ equity	359,135	312,290
Total liabilities and stockholders’ equity	$1,103,481	$1,064,192

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q3 2021 Form 10-Q 5

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Wealth management services revenue	$169,135	$135,932	$486,021	$396,805
Tax software services revenue	5,039	39,421	220,848	202,990
Total revenue	174,174	175,353	706,869	599,795
Operating expenses:
Cost of revenue:
Wealth management services cost of revenue	120,641	96,122	343,174	282,332
Tax software services cost of revenue	2,323	2,692	12,330	9,759
Total cost of revenue	122,964	98,814	355,504	292,091
Engineering and technology	7,874	6,007	22,233	21,899
Sales and marketing	28,399	31,018	140,809	150,785
General and administrative	23,102	18,605	71,619	63,533
Acquisition and integration	2,241	10,276	28,513	18,782
Depreciation	2,867	1,874	8,371	5,345
Amortization of other acquired intangible assets	7,009	7,746	21,247	22,167
Impairment of goodwill	—	—	—	270,625
Total operating expenses	194,456	174,340	648,296	845,227
Operating income (loss)	(20,282)	1,013	58,573	(245,432)
Other loss, net	(8,295)	(11,963)	(24,202)	(23,386)
Income (loss) before income taxes	(28,577)	(10,950)	34,371	(268,818)
Income tax benefit (expense)	774	(15,256)	(2,920)	(23,237)
Net income (loss)	$(27,803)	$(26,206)	$31,451	$(292,055)
Net income (loss) per share:
Basic	$(0.57)	$(0.55)	$0.65	$(6.09)
Diluted	$(0.57)	$(0.55)	$0.64	$(6.09)
Weighted average shares outstanding:
Basic	48,707	48,039	48,492	47,936
Diluted	48,707	48,039	49,373	47,936
Comprehensive income (loss):
Net income (loss)	$(27,803)	$(26,206)	$31,451	$(292,055)
Other comprehensive income, net of income taxes	—	—	—	272
Comprehensive income (loss)	$(27,803)	$(26,206)	$31,451	$(291,783)

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q3 2021 Form 10-Q 6

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(In thousands)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
	Common stock					Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2020	49,483	$5	$1,598,230	$(1,257,546)	$—	(1,306)	$(28,399)	$312,290
Common stock issued for stock options and restricted stock units	132	—	63	—	—	—	—	63
Stock-based compensation	—	—	5,520	—	—	—	—	5,520
Tax payments from shares withheld for equity awards	—	—	(865)	—	—	—	—	(865)
Net income	—	—	—	27,646	—	—	—	27,646
Balance as of March 31, 2021	49,615	$5	$1,602,948	$(1,229,900)	$—	(1,306)	$(28,399)	$344,654
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	347	—	1,989	—	—	—	—	1,989
Stock-based compensation	—	—	4,720	—	—	—	—	4,720
Tax payments from shares withheld for equity awards	—	—	(464)	—	—	—	—	(464)
Net income	—	—	—	31,608	—	—	—	31,608
Balance as of June 30, 2021	49,962	$5	$1,609,193	$(1,198,292)	$—	(1,306)	$(28,399)	$382,507
Common stock issued for stock options and restricted stock units	63	—	328	—	—	—	—	328
Stock-based compensation	—	—	4,387	—	—	—	—	4,387
Tax payments from shares withheld for equity awards	—	—	(284)	—	—	—	—	(284)
Net loss	—	—	—	(27,803)	—	—	—	(27,803)
Balance as of September 30, 2021	50,025	$5	$1,613,624	$(1,226,095)	$—	(1,306)	$(28,399)	$359,135

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive loss
	Common stock					Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	49,059	$5	$1,586,972	$(914,791)	$(272)	(1,306)	$(28,399)	$643,515
Common stock issued for stock options and restricted stock units	89	—	—	—	—	—	—	—
Stock-based compensation	—	—	(1,201)	—	—	—	—	(1,201)
Tax payments from shares withheld for equity awards	—	—	(917)	—	—	—	—	(917)
Cumulative translation adjustment	—	—	—	—	272	—	—	272
Net loss	—	—	—	(315,494)	—	—	—	(315,494)
Balance as of March 31, 2020	49,148	$5	$1,584,854	$(1,230,285)	$—	(1,306)	$(28,399)	$326,175
Common stock issued for stock options, restricted stock units, and employee stock purchase plan	192	—	1,226	—	—	—	—	1,226
Stock-based compensation	—	—	3,904	—	—	—	—	3,904
Tax payments from shares withheld for equity awards	—	—	(89)	—	—	—	—	(89)
Net income	—	—	—	49,645	—	—	—	49,645
Balance as of June 30, 2020	49,340	$5	$1,589,895	$(1,180,640)	$—	(1,306)	$(28,399)	$380,861
Common stock issued for stock options and restricted stock units	10	—	—	—	—	—	—	—
Stock-based compensation	—	—	4,517	—	—	—	—	4,517
Tax payments from shares withheld for equity awards	—	—	(28)	—	—	—	—	(28)
Net loss	—	—	—	(26,206)	—	—	—	(26,206)
Balance as of September 30, 2020	49,350	$5	$1,594,384	$(1,206,846)	$—	(1,306)	$(28,399)	$359,144

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q3 2021 Form 10-Q 7

BLUCORA, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine months ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$31,451	$(292,055)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Stock-based compensation	15,499	7,220
Depreciation and amortization of acquired intangible assets	32,498	29,619
Impairment of goodwill	—	270,625
Reduction of right-of-use lease assets	2,694	8,335
Deferred income taxes	(1,161)	23,199
Amortization of debt issuance costs	1,128	1,006
Accretion of debt discounts	851	414
Gain on the sale of a business	—	(349)
Change in the fair value of acquisition-related contingent consideration	19,500	(1,000)
Accretion of lease liability	731	1,413
Other	1,371	984
Cash provided (used) by changes in operating assets and liabilities:
Accounts receivable	(5,008)	12,267
Commissions and advisory fees receivable	1,129	(1,480)
Other receivables	249	(2,909)
Prepaid expenses and other current assets	(798)	2,555
Other long-term assets	(10,898)	2,763
Accounts payable	(358)	(7,018)
Commissions and advisory fees payable	(500)	(3,012)
Lease liabilities	(1,047)	(3,568)
Deferred revenue	(7,523)	(8,582)
Accrued expenses and other current and long-term liabilities	(5,417)	(5,113)
Net cash provided by operating activities	74,391	35,314
Investing activities:
Purchases of property and equipment	(21,624)	(28,711)
Business acquisitions, net of cash acquired	—	(102,425)
Asset acquisitions, net of cash acquired	(3,823)	—
Proceeds from sale of a business	—	349
Net cash used by investing activities	(25,447)	(130,787)
Financing activities:
Proceeds from credit facilities, net of debt issuance costs and debt discounts	(502)	226,278
Payments on credit facilities	(1,359)	(66,078)
Proceeds from stock option exercises	535	25
Proceeds from issuance of stock through employee stock purchase plan	1,845	1,201
Tax payments from shares withheld for equity awards	(1,613)	(1,034)
Acquisition-related contingent consideration payments	(13,150)	—
Net cash provided (used) by financing activities	(14,244)	160,392
Net increase in cash, cash equivalents, and restricted cash	34,700	64,919
Cash, cash equivalents, and restricted cash, beginning of period	150,762	86,450
Cash, cash equivalents, and restricted cash, end of period	$185,462	$151,369
Supplemental cash flow information:
Cash paid for income taxes	$2,864	$1,657
Cash paid for interest	$21,626	$16,994
Non-cash investing activities:
Purchases of property and equipment through leasehold incentives	$—	$9,726

See accompanying notes to unaudited condensed consolidated financial statements.
Blucora, Inc. | Q3 2021 Form 10-Q 8

BLUCORA, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
Note 1: Description of the Business
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) operates two primary businesses: the Wealth Management business and the digital Tax Software business.
Wealth Management
Our wealth management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners (collectively, the “Wealth Management business” or the “Wealth Management segment”).

Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, certified public accounting (“CPA”) firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the leading U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, operations, sales, and product support tools that enable them to offer tax-advantaged investing and wealth management services to their clients.
Avantax Planning Partners is an in-house/employee based RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). Our employee-based RIA model, which we refer to as “Avantax Planning Partners,” also includes Avantax Wealth Management total client assets that have been acquired from Avantax Wealth Management financial professionals.
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

In March 2020 and as a result of the COVID-19 pandemic, the Internal Revenue Service (“IRS”) extended the filing deadline for federal tax returns from April 15, 2020 to July 15, 2020. This filing extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically be earned in the first and second quarters of 2020 to the third quarter of 2020.

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
Blucora, Inc. | Q3 2021 Form 10-Q 9

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

	September 30, 2021	December 31, 2020
Cash and cash equivalents	$184,926	$150,125
Cash segregated under federal or other regulations	536	637
Total cash, cash equivalents, and restricted cash	$185,462	$150,762
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
Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of our Avantax Wealth Management clients and is recognized as restricted cash on the condensed consolidated balance sheets.
Asset Acquisitions
Acquisitions that do not meet the criteria to be accounted for as a business combination are accounted for as an asset acquisition. Using a cost accumulation model, the purchase price, including acquisition costs and any contingent consideration, if the contingencies are met for such contingent consideration at or near the acquisition date, is allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the acquisition date and no goodwill is contemplated in the allocation process. Contingent consideration that is not earned at or near the acquisition date is capitalized as part of the cost of the assets acquired and is allocated to increase the eligible assets on a relative fair value basis.
We include the operations of an asset acquisition in our consolidated operating results beginning on the date of acquisition. The allocation of the purchase price to the assets acquired and liabilities assumed may require estimates, including but not limited to ones related to expected long-term revenues, future expected operating expenses, cost of capital, assumed attrition rates, and discount rates.
Goodwill
We assess goodwill for impairment at the reporting unit level, which consists of the Wealth Management reporting unit and the Tax Software reporting unit. We evaluate goodwill for impairment annually, as of November 30, or more frequently when events or circumstances indicate it is more likely than not that the estimated fair value
Blucora, Inc. | Q3 2021 Form 10-Q 10

of one or more of our reporting units is less than its carrying amount. To determine whether it is necessary to perform a goodwill impairment test, we first assess qualitative factors to evaluate whether it is more likely than not that the estimated fair value of a reporting unit is less than its carrying amount. We may elect to perform a goodwill impairment test without completing a qualitative assessment.
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
As part of the goodwill impairment tests, we compared the estimated fair values of the Wealth Management and Tax Software reporting units to their respective carrying values. Estimated fair value was calculated using Level 3 inputs and utilized a blended valuation method that factored in the income approach and the market approach. The income approach is an estimate of fair value that uses the present value of future discounted cash flows. Significant estimates used in the discounted cash flow model included our forecasted cash flows, our long-term rates of growth, and our weighted average cost of capital. The weighted average cost of capital factors in the relevant risk associated with business-specific characteristics and the uncertainty related to the ability to achieve our projected cash flows related to the reporting unit or overall business. The market approach is an estimate of fair value that takes income-based valuation multiples for a set of comparable companies and applies the valuation multiple to each reporting unit’s income.
For the Wealth Management reporting unit, the carrying value of the reporting unit exceeded its estimated fair value by $270.6 million. Therefore, we recorded an impairment of goodwill of $270.6 million as of March 31, 2020. For the Tax Software reporting unit, the carrying value of the reporting unit was significantly below its estimated fair value, and therefore, the goodwill of the Tax Software reporting unit was not considered impaired.
While no goodwill impairment triggering events were identified during the nine months ended September 30, 2021, the Wealth Management reporting unit is considered to be at risk for a future impairment of its goodwill in the event of a further decline in general economic, market, or business conditions, or any significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. We will continue to monitor for events and circumstances that could negatively impact the key assumptions in determining the estimated fair value of the Wealth Management reporting unit.

Note 3: Segment Information and Revenue
We have two reportable operating segments: (1) the Wealth Management segment and (2) the Tax Software segment. Our Chief Executive Officer is the chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
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
Blucora, Inc. | Q3 2021 Form 10-Q 11

Information on reportable operating segments currently presented to our chief operating decision maker and a reconciliation of operating income (loss) to consolidated net income (loss) are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Revenue:
Wealth Management revenue	$169,135	$135,932	$486,021	$396,805
Tax Software revenue	5,039	39,421	220,848	202,990
Total revenue	$174,174	$175,353	$706,869	$599,795
Operating income (loss):
Wealth Management	$19,564	$17,498	$60,356	$51,827
Tax Software	(13,864)	16,234	100,472	60,646
Corporate-level activity	(25,982)	(32,719)	(102,255)	(357,905)
Total operating income (loss)	(20,282)	1,013	58,573	(245,432)
Other loss, net	(8,295)	(11,963)	(24,202)	(23,386)
Income tax benefit (expense)	774	(15,256)	(2,920)	(23,237)
Net income (loss)	$(27,803)	$(26,206)	$31,451	$(292,055)
Revenues by major category within each segment are presented below (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Wealth Management:
Advisory revenue	$103,540	$82,612	$291,167	$227,672
Commission revenue	52,961	44,921	157,197	135,337
Asset-based revenue	5,659	4,351	16,514	18,911
Transaction and fee revenue	6,975	4,048	21,143	14,885
Total Wealth Management revenue	$169,135	$135,932	$486,021	$396,805
Tax Software:
Consumer revenue	$4,479	$38,482	$203,891	$186,724
Professional revenue	560	939	16,957	16,266
Total Tax Software revenue	$5,039	$39,421	$220,848	$202,990
Wealth Management revenue recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
The timing of Wealth Management revenue recognition was as follows (in thousands):

	Three months ended September 30,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$103,540	$103,540	$—	$82,612	$82,612
Commission revenue	22,372	30,589	52,961	16,884	28,037	44,921
Asset-based revenue	—	5,659	5,659	—	4,351	4,351
Transaction and fee revenue	1,213	5,762	6,975	1,067	2,981	4,048
Total Wealth Management revenue	$23,585	$145,550	$169,135	$17,951	$117,981	$135,932
Blucora, Inc. | Q3 2021 Form 10-Q 12

	Nine months ended September 30,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Advisory revenue	$—	$291,167	$291,167	$—	$227,672	$227,672
Commission revenue	65,815	91,382	157,197	55,068	80,269	135,337
Asset-based revenue	—	16,514	16,514	—	18,911	18,911
Transaction and fee revenue	3,779	17,364	21,143	4,063	10,822	14,885
Total Wealth Management revenue	$69,594	$416,427	$486,021	$59,131	$337,674	$396,805
Tax Software revenue recognition
We generate Tax Software revenue from the sale of digital tax preparation services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
The timing of Tax Software revenue recognition was as follows (in thousands):

	Three months ended September 30,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer revenue	$4,479	$—	$4,479	$38,480	$2	$38,482
Professional revenue	370	190	560	641	298	939
Total Tax Software revenue	$4,849	$190	$5,039	$39,121	$300	$39,421

	Nine months ended September 30,
	2021			2020
	Recognized Upon Transaction	Recognized Over Time	Total	Recognized Upon Transaction	Recognized Over Time	Total
Consumer revenue	$203,891	$—	$203,891	$186,721	$3	$186,724
Professional revenue	14,626	2,331	16,957	13,822	2,444	16,266
Total Tax Software revenue	$218,517	$2,331	$220,848	$200,543	$2,447	$202,990

Note 4: Asset Acquisitions
During the nine months ended September 30, 2021, we completed several acquisitions in our Wealth Management business that met the criteria to be accounted for as asset acquisitions. We paid $3.8 million in total consideration, including acquisition costs, which was allocated to the acquired assets and assumed liabilities, and primarily consisted of customer relationship intangibles. We are subject to additional contingent consideration payments on these acquisitions in 2021 up to a maximum of $5.2 million over a four-year period that are contingent upon meeting certain revenue thresholds related to the respective asset acquisitions.

Blucora, Inc. | Q3 2021 Form 10-Q 13

Note 5: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	September 30, 2021				December 31, 2020
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior Secured Credit Facility	$561,797	$(3,322)	$(3,698)	$554,777	$563,156	$(4,173)	$(4,646)	$554,337
Less: Current portion of long-term debt, net				(1,790)				(1,784)
Long-term debt, net				$552,987				$552,553
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders, which provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (the “Senior Secured Credit Facility”). On April 26, 2021, to ensure adequate liquidity and flexibility to support the Company’s growth, we entered into Amendment No. 5 to the Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things, refinance the existing $65.0 million Revolver and add $25.0 million of additional revolving credit commitments, for an aggregate principal amount of $90.0 million in revolving credit commitments (the “New Revolver”). The Company capitalized approximately $0.5 million of debt issuance costs paid in connection with the Credit Agreement Amendment, which are included in other long-term assets on the Company’s condensed consolidated balance sheet as part of the total deferred financing costs associated with the New Revolver.
As of September 30, 2021, the Senior Secured Credit Facility provided for up to $765.0 million of borrowings and consisted of a committed $90.0 million under the New Revolver and a $675.0 million Term Loan that mature on February 21, 2024 and May 22, 2024, respectively. As of September 30, 2021, we had $561.8 million in principal amount outstanding under the Term Loan and no amount outstanding under the New Revolver. Based on aggregate loan commitments as of September 30, 2021, approximately $90.0 million was available for future borrowings under the Senior Secured Credit Facility, subject to customary terms and conditions.
The Company is required to make mandatory annual prepayments on the Term Loan in certain circumstances, including in the event that the Company generates Excess Cash Flow (as defined in the Credit Agreement) in a given fiscal year. The Credit Agreement permits the Company to voluntarily prepay the Term Loan without premium or penalty. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of September 30, 2021, the applicable interest rate on the Term Loan was 5.0%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period.
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
Blucora, Inc. | Q3 2021 Form 10-Q 14

2022 and ending on December 31, 2022, and (iv) 3.50 to 1.00 for the period beginning on January 1, 2023 and ending on February 21, 2024.
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of September 30, 2021.

Note 6: Leases
Our leases are primarily related to office space and are classified as operating leases. Operating lease expense, net of sublease income, is recognized in our accompanying condensed consolidated statements of comprehensive income (loss) in “General and administrative” expense for net lease expense related to leases used in our operations and “Acquisition and integration” expense for net lease expense related to the unoccupied lease resulting from the acquisition of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”) in 2019 (the “1st Global Acquisition”).
Lease expense, cash paid on operating lease liabilities, and lease liabilities obtained from new right-of-use assets for the three and nine months ended September 30, 2021 and 2020 were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Fixed lease expense	$1,001	$1,566	$3,254	$5,652
Variable lease expense	462	191	707	778
Lease expense, before sublease income	1,463	1,757	3,961	6,430
Sublease income	(116)	(464)	(348)	(1,119)
Total lease expense, net of sublease income	$1,347	$1,293	$3,613	$5,311
Additional lease information:
Cash paid on operating lease liabilities	$602	$1,037	$1,047	$3,509
Lease liabilities obtained from new right-of-use assets (1)	$—	$1,352	$93	$21,766
__________________________
(1)Lease liabilities obtained from new right-of-use assets for the nine months ended September 30, 2020 resulted from the new corporate headquarters lease that commenced in January 2020.
As of September 30, 2021, our weighted-average remaining operating lease term was approximately 10.6 years and our weighted-average operating lease discount rate was 5.4%.
Blucora, Inc. | Q3 2021 Form 10-Q 15

Operating lease liabilities on the condensed consolidated balance sheets were as follows (in thousands):

	September 30, 2021	December 31, 2020
Lease liabilities—current	$4,429	$2,304
Lease liabilities—long-term	34,020	36,404
Total operating lease liabilities	$38,449	$38,708
The scheduled maturities of our operating lease liabilities on the condensed consolidated balance sheet as of September 30, 2021 were as follows (in thousands):

Undiscounted cash flows:
Remainder of 2021	$804
2022	5,040
2023	5,172
2024	5,080
2025	5,013
Thereafter	30,324
Total undiscounted cash flows	51,433
Imputed interest	(12,984)
Total operating lease liabilities	$38,449

Note 7: Balance Sheet Components
Prepaid expenses and other current assets, net, consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Prepaid expenses	$7,523	$9,643
Other current assets	3,596	678
Total prepaid expenses and other current assets, net	$11,119	$10,321
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2021	December 31, 2020
Salaries and related benefit expenses	$23,069	$19,317
HKFS Contingent Consideration liability (1)(2)	25,400	17,900
Contingent liability from 1st Global Acquisition (2)	16,828	11,328
Accrued vendor and advertising costs	2,254	2,606
Accrued taxes	1,630	240
Other current liabilities	6,194	5,028
Total accrued expenses and other current liabilities	$75,375	$56,419
__________________________
(1)As of September 30, 2021, this amount represents the estimated fair value of the second contingent consideration payment related to the HKFS Acquisition which is payable in the third quarter of 2022. As of December 31, 2020, this amount represents the estimated fair value of the first contingent consideration payment related to the HKFS Acquisition which was subsequently paid in the third quarter of 2021.
(2)For more information on the Company’s contingent liabilities, see "Note 8—Commitments and Contingencies."

Note 8: Commitments and Contingencies
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
Blucora, Inc. | Q3 2021 Form 10-Q 16

In the second quarter of 2021, we re-evaluated the range of probable losses as a result of our on-going discussions with the SEC. While the regulatory inquiry, which is related to certain pre-acquisition matters, is still on-going, we increased our contingent liability reserve to $16.8 million as of June 30, 2021. The $5.5 million increase to the contingent liability reserve was recognized in “Acquisition and integration” expense on the accompanying condensed consolidated statements of comprehensive income for the nine months ended September 30, 2021.
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
The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021) (the “HKFS Purchase Agreement”), the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
Based on advisory asset levels and the achievement of performance goals for the first earn-out period specified in the HKFS Purchase Agreement, we made the full $30.0 million payment in the third quarter of 2021. The estimated fair value of the HKFS Contingent Consideration liability for the second earn-out period was $25.4 million as of September 30, 2021. For additional information on the valuation of the HKFS Contingent Consideration, see "Note 9—Fair Value Measurements."
Litigation
From time to time, we are subject to various legal proceedings, regulatory matters or fines, or claims that arise in the ordinary course of business. We accrue a liability when management believes both that it is probable that a liability has been incurred and that the amount of loss can be reasonably estimated.
Aside from the contingent liability related to the 1st Global Acquisition and the HKFS Contingent Consideration liability, we are not currently party to any such matters for which we have recognized a material liability on our condensed consolidated balance sheet as of September 30, 2021.

Note 9—Fair Value Measurements
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
Blucora, Inc. | Q3 2021 Form 10-Q 17

Assets and liabilities measured on a recurring basis
The fair value hierarchy of our financial assets and liabilities carried at estimated fair value and measured on a recurring basis were as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2021	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,293	$4,293	$—	$—
Total assets at fair value	$4,293	$4,293	$—	$—

HKFS Contingent Consideration liability	$25,400	$—	$—	$25,400
Total liabilities at fair value	$25,400	$—	$—	$25,400

		Fair value measurements at the reporting date using
	December 31, 2020	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,290	$4,290	$—	$—
Total assets at fair value	$4,290	$4,290	$—	$—

HKFS Contingent Consideration liability	$35,900	$—	$—	$35,900
Total liabilities at fair value	$35,900	$—	$—	$35,900
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value cash equivalents utilizing quoted prices in active markets.
The HKFS Contingent Consideration liability relates to the two post-closing earn-out payments resulting from the HKFS Acquisition (see "Note 8—Commitments and Contingencies"). Based on advisory asset levels and the achievement of performance goals for the first earn-out period, we made the full $30.0 million payment in the third quarter of 2021.
The estimated fair value of the portion of the HKFS Contingent Consideration liability related to the second earn-out period (calculated in accordance with the amended HKFS Purchase Agreement and based on estimated advisory asset levels as of June 30, 2022) was $25.4 million as of September 30, 2021. The estimated fair value of the second earn-out payment was determined using a Monte Carlo simulation model in a risk neutral framework with the underlying simulated variable of advisory asset levels and the related achievement of certain advisory asset growth levels. The Monte Carlo simulation model utilized Level 3 inputs, which included forecasted advisory asset levels at July 1, 2022, a risk-adjusted discount rate (which reflects the risk in the advisory asset projection) of 12.0%, volatility of 24.8%, and a credit spread of 2.2%. Significant increases to the discount rate, volatility, or credit spread inputs would have resulted in a significantly lower fair value measurement, with a similar inverse relationship existing for significant decreases to these inputs. A significant increase to the forecasted advisory assets levels would have resulted in a significantly higher fair value measurement, while a significant decrease to the forecasted advisory asset levels would have resulted in a significantly lower fair value measurement.
Blucora, Inc. | Q3 2021 Form 10-Q 18

A roll forward of the HKFS Contingent Consideration liability follows (in thousands):

HKFS Contingent Consideration liability
Balance as of December 31, 2020 (1)	$35,900
HKFS Contingent Consideration first earn-out payment	(30,000)
Valuation change recognized as expense (2)	19,500
Balance as of September 30, 2021 (1)	$25,400
_________________________
(1)See “Note 7—Balance Sheet Components” for the current portion of the HKFS Contingent Consideration liability as of September 30, 2021 and December 31, 2020.
(2)The change in the fair value of the HKFS Contingent Consideration liability is recognized in “Acquisition and integration” expenses on the condensed consolidated statements of comprehensive income (loss). For the three months ended September 30, 2021, we recognized a valuation change of $1.7 million.

Fair value of financial instruments
We consider the carrying values of accounts receivable, commissions and advisory fees receivable, other receivables, prepaid expenses, other current assets, accounts payable, commissions and advisory fees payable, accrued expenses, other current liabilities, and deferred revenues to approximate their fair values primarily due to their short-term natures.
As of September 30, 2021, the Term Loan’s principal amount was $561.8 million, and the fair value of the Term Loan’s principal amount was $562.5 million. As of December 31, 2020, the Term Loan’s principal amount was $563.2 million, and the fair value of the Term Loan’s principal amount was $561.7 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation.
As of September 30, 2021 and December 31, 2020, we had no amounts outstanding under the Revolver.

Note 10: Other Loss, Net
“Other loss, net” on the condensed consolidated statements of comprehensive income (loss) consisted of the following (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Interest expense	$7,304	$7,254	$21,789	$17,410
Amortization of debt issuance costs	388	362	1,128	1,006
Accretion of debt discounts	290	276	851	414
Total interest expense	7,982	7,892	23,768	18,830
Interest income	—	(2)	(2)	(27)
Gain on sale of a business	—	(349)	—	(349)
Non-capitalized debt issuance expenses	—	3,687	—	3,687
Other	313	735	436	1,245
Other loss, net	$8,295	$11,963	$24,202	$23,386

Note 11: Income Taxes

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Income tax benefit (expense)	$774	$(15,256)	$(2,920)	$(23,237)

The Company recorded income tax benefit of $0.8 million and income tax expense of $2.9 million for the three and nine months ended September 30, 2021, respectively. For 2021, the Company prepared its interim tax provision by applying a year-to-date effective tax rate to each quarter. For 2020, the Company prepared its interim
Blucora, Inc. | Q3 2021 Form 10-Q 19

tax provision by applying an estimated annual effective tax rate. We believe using the actual year-to-date effective tax rate in 2021 results in the best estimate of the annual effective tax rate.
The Company’s effective income tax rate for the nine months ended September 30, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances, which were previously recorded in connection with our net operating losses, to offset future federal income tax liabilities. The majority of these net operating losses will either be utilized or expire between 2021 and 2024.
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
The calculations of basic and diluted net income (loss) per share were as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Numerator:
Net income (loss)	$(27,803)	$(26,206)	$31,451	$(292,055)
Denominator:
Weighted average common shares outstanding—basic	48,707	48,039	48,492	47,936
Dilutive potential common shares (1)	—	—	881	—
Weighted average common shares outstanding—diluted	48,707	48,039	49,373	47,936
Net income (loss) per share:
Basic	$(0.57)	$(0.55)	$0.65	$(6.09)
Diluted	$(0.57)	$(0.55)	$0.64	$(6.09)
Anti-dilutive shares (1)	4,616	3,165	2,076	2,869
_________________________
(1)Dilutive potential common shares were excluded from the calculation of diluted net income (loss) per share in the periods presented which have a net loss, as their effect would have been anti-dilutive due to the net loss recognized for such periods.

Blucora, Inc. | Q3 2021 Form 10-Q 20

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto included under Part I, Item 1 and the section titled “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q, as well as with our consolidated financial statements, accompanying notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Wealth Management
Our wealth management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, CPA firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is the leading U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, operations, sales, and product support tools that enable them to offer tax-advantaged investing and wealth management services to their clients.
Avantax Planning Partners is an in-house/employee based RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). Our employee-based RIA model, which we refer to as “Avantax Planning Partners,” also includes Avantax Wealth Management total client assets that have been acquired from Avantax Wealth Management financial professionals.
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
As of September 30, 2021, the Wealth Management business worked with a nationwide network of 3,529 financial professionals and supported $86.6 billion of total client assets, including $39.8 billion of advisory assets.
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
COVID-19 Pandemic
Beginning in March 2020, the COVID-19 pandemic has had a significant negative impact on the U.S. and global economy, caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted both our Wealth Management and Tax Software businesses. In addition, the various precautionary measures and accommodations taken by many governmental authorities in the United States and around the world in order to limit the spread of COVID-19, as well as the societal response, have had, and could continue to have, an
Blucora, Inc. | Q3 2021 Form 10-Q 21

adverse effect on the U.S. and global markets and economy. The extent to which the COVID-19 pandemic may impact our results in the future will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of the COVID-19 pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the effectiveness, availability and acceptance of vaccines, global economic conditions during and after the COVID-19 pandemic and governmental actions that have been taken, or may be taken in the future, in response to the COVID-19 pandemic.
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
As a result of the COVID-19 pandemic, the Internal Revenue Service (“IRS”) extended the filing and payment deadline for tax year 2019 federal tax returns to July 15, 2020. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first and second quarters of 2020 to the third quarter of 2020. In addition, sales and marketing expenses were elevated in 2020 due to incremental investment in March 2020 to address weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season. Further, the IRS was selected by the U.S. Congress as the vehicle for distribution of the first round of Economic Impact Payments (“EIP1”), which caused significant disruption to the 2020 tax season. As a result of the extension of the 2020 tax season and the EIP1 disruption, our results of operations for our Tax Software segment were negatively impacted in 2020 compared to prior years.
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
The typical seasonality of our Tax Software business has been affected by these changes to the tax filing deadlines to May 17, 2021 for the 2020 tax year and to July 15, 2020 for the 2019 tax year. This change in seasonality has caused significant fluctuations in our quarterly and year-to-date financial results and affected the comparability of our financial results. As a result, the results of operations for the Tax Software segment are not as comparable for the three months ended September 30, 2021 and 2020 as they would have been in previous years.
For additional information on the effects of the COVID-19 pandemic on our results of operations, see “Results of Operations” below. For more information on the risks related to the COVID-19 pandemic, see Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 under the subheading, “The current COVID-19 pandemic could have a Material Adverse Effect.”

Blucora, Inc. | Q3 2021 Form 10-Q 22

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue:
Wealth Management	$169,135	$135,932	$33,203	24%	$486,021	$396,805	$89,216	22%
Tax Software	5,039	39,421	(34,382)	(87)%	220,848	202,990	17,858	9%
Total revenue	$174,174	$175,353	$(1,179)	(1)%	$706,869	$599,795	$107,074	18%
Operating income (loss):
Wealth Management	$19,564	$17,498	$2,066	12%	$60,356	$51,827	$8,529	16%
Tax Software	(13,864)	16,234	(30,098)	(185)%	100,472	60,646	39,826	66%
Corporate-level activity	(25,982)	(32,719)	6,737	21%	(102,255)	(357,905)	255,650	71%
Operating income (loss)	(20,282)	1,013	(21,295)	(2,102)%	58,573	(245,432)	304,005	124%
Other loss, net	(8,295)	(11,963)	3,668	31%	(24,202)	(23,386)	(816)	(3)%
Income (loss) before income taxes	(28,577)	(10,950)	(17,627)	(161)%	34,371	(268,818)	303,189	113%
Income tax benefit (expense)	774	(15,256)	16,030	105%	(2,920)	(23,237)	20,317	87%
Net income (loss)	$(27,803)	$(26,206)	$(1,597)	(6)%	$31,451	$(292,055)	323,506	111%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, net loss decreased $1.6 million primarily due to the following factors:
•Wealth Management segment operating income increased $2.1 million primarily due to a $33.2 million increase in revenue, partially offset by a $31.1 million increase in operating expenses. Wealth Management segment results for 2020 were negatively affected by suppressed client asset levels and transaction activity in 2020 resulting from the COVID-19 pandemic and related financial market disruption beginning in the second quarter of 2020.
•Tax Software segment operating income decreased $30.1 million primarily due to a $34.4 million decrease in revenue, mostly resulting from the earlier tax filing and payment deadlines in 2021 versus 2020. In addition, operating expenses decreased $4.3 million primarily due to reduced sales and marketing expenses.
•Expenses within corporate-level activity decreased $6.7 million primarily due to an $8.0 million decrease in acquisition and integration costs, partially offset by an increase of $1.6 million in expenses associated with other legal and consulting costs.
•Other loss, net decreased $3.7 million primarily due to the recognition of $3.7 million of non-capitalized debt issuance expenses related to the $175.0 million Term Loan increase in the three months ended September 30, 2020.
•The Company recorded income tax benefit of $0.8 million for the three months ended September 30, 2021. This compared to income tax expense of $15.3 million for the three months ended September 30, 2020.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, net income increased $323.5 million primarily due to the following factors:
•Wealth Management segment operating income increased $8.5 million primarily due to an $89.2 million increase in revenue, partially offset by an $80.7 million increase in operating expenses. Wealth Management segment operating income benefited from $7.2 million in incremental operating income resulting from the HKFS Acquisition, which was largely offset by a $6.2 million decrease in cash sweep revenue. In addition, Wealth Management segment results for 2020 were negatively affected by suppressed client asset levels and transaction activity in 2020 resulting from the COVID-19 pandemic and related financial market disruption beginning in the second quarter of 2020.
•Tax Software segment operating income increased $39.8 million primarily due to a $22.0 million decrease in operating expenses, primarily from reduced sales and marketing expenses, and a $17.9 million increase in revenue.
Blucora, Inc. | Q3 2021 Form 10-Q 23

•Expenses within corporate-level activity decreased $255.7 million primarily due to the recognition of a $270.6 million goodwill impairment and $10.2 million in executive transition costs for the nine months ended September 30, 2020. These decreases were partially offset by an increase of $9.7 million in acquisition and integration expenses, an increase of $8.3 million in stock-based compensation expense, and a $7.3 million increase in expenses associated with contested proxy and other legal and consulting costs for the nine months ended September 30, 2021.
•The Company recorded income tax expense of $2.9 million for the nine months ended September 30, 2021, which represented the Company’s state income taxes on current period income. This compared to income tax expense of $23.2 million for the nine months ended September 30, 2020. The effective tax rate was 8.49% as of September 30, 2021 as compared to an effective tax rate of 8.64% at September 30, 2020.
Blucora, Inc. | Q3 2021 Form 10-Q 24

SEGMENT REVENUE & OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and include certain reconciling items attributable to our segments. We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment. Segment information is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, contested proxy and other legal and consulting costs, or impairment of goodwill to the reportable segments. Such amounts are reflected under “Corporate-level activity.” In addition, we do not allocate other loss, net, or income taxes to the reportable segments.
Wealth Management

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue	$169,135	$135,932	$33,203	24%	$486,021	$396,805	$89,216	22%
Operating income	$19,564	$17,498	$2,066	12%	$60,356	$51,827	$8,529	16%
Segment margin	12%	13%			12%	13%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, Wealth Management segment operating income increased $2.1 million primarily due to the following factors:
•Wealth Management revenue increased $33.2 million primarily due to a $20.9 million increase in advisory revenue, an $8.0 million increase in commission revenue, and a $2.9 million increase in transaction and fee revenue. Revenue increases primarily resulted from increased client asset levels and transaction activity, which were favorable compared to the suppressed client asset levels and transaction activity in 2020 resulting from the COVID-19 pandemic and related financial market disruption beginning in the second quarter of 2020.
•Wealth Management operating expenses increased $31.1 million primarily due to a $24.5 million increase in cost of revenue resulting from increased advisory fees and commissions paid, which has been primarily driven by an increase in the number of financial professionals with higher payout levels due to improved market performance and the alignment of our payout grids, combined with an increase in sales and marketing expenses. This increase in cost of revenue has resulted in a decrease in segment margin for the three months ended September 30, 2021 compared to the three months ended September 30, 2020.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, Wealth Management operating income increased $8.5 million primarily due to the following factors:
•Wealth Management revenue increased $89.2 million primarily due to a $63.5 million increase in advisory revenue, a $21.9 million increase in commission revenue, and a $6.3 million increase in transaction and fee revenue, partially offset by a $2.4 million decrease in asset-based revenue. Revenue increases primarily resulted from increased client asset levels and transaction activity, which were favorable compared to the suppressed client asset levels and transaction activity in 2020 resulting from the COVID-19 pandemic and related financial market disruption beginning in the second quarter of 2020. In addition, Wealth Management revenue for the nine months ended September 30, 2021 increased due to $20.7 million of incremental revenue resulting from the HKFS Acquisition. These increases were partially offset by a $6.2 million decrease in cash sweep revenue due to a decline in interest rates at the end of the first quarter of 2020.
•Wealth Management operating expenses increased $80.7 million primarily due to a $60.8 million increase in cost of revenue as a result of increased advisory fees and commissions paid to financial professionals, as well as incremental expenses resulting from the HKFS Acquisition and increases in sales and marketing expenses in our Avantax Wealth Management business. The increase in advisory fees and commissions paid has been primarily driven by an increase in the number of financial professionals with higher payout levels due to improved market performance and the alignment of our payout grids.
Blucora, Inc. | Q3 2021 Form 10-Q 25

Sources of revenue
Wealth Management revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position, and operating performance.
A summary of our sources of revenue and business metrics was as follows:

			Three months ended		QTD	Nine months ended		YTD
(In thousands, except percentages)			September 30,		Change	September 30,		Change
	Sources of Revenue	Primary Drivers	2021	2020	$	2021	2020	$
Financial professional-driven	Advisory	- Advisory asset levels	$103,540	$82,612	$20,928	$291,167	$227,672	$63,495
	Commission	- Transactions - Asset levels - Product mix	52,961	44,921	8,040	157,197	135,337	21,860
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	5,659	4,351	1,308	16,514	18,911	(2,397)
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	6,975	4,048	2,927	21,143	14,885	6,258
	Total revenue		$169,135	$135,932	$33,203	$486,021	$396,805	$89,216
	Total recurring revenue		$145,311	$117,822	$27,489	$414,966	$337,081	$77,885
	Recurring revenue rate		85.9%	86.7%		85.4%	84.9%
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
Blucora, Inc. | Q3 2021 Form 10-Q 26

Business metrics

(In thousands, except percentages and as otherwise indicated)	September 30,		Change
	2021	2020	$	%
Client assets balances:
Total client assets	$86,647,743	$76,152,721	$10,495,022	14%
Brokerage assets	$46,850,354	$43,733,735	$3,116,619	7%
Advisory assets	$39,797,389	$32,418,986	$7,378,403	23%
Advisory assets as a percentage of total client assets	45.9%	42.6%

Number of financial professionals (in ones):
Independent financial professionals (1)	3,498	3,956	(458)	(12)%
In-house/employee financial professionals (2)	31	19	12	63%
Total number of financial professionals	3,529	3,975	(446)	(11)%
Advisory and commission revenue per financial professional (3)	$44.3	$32.1	$12.2	38%

Quarterly production retention rate: (4)
TTM Financial professional-driven revenue (5)	$585,307	$491,829
TTM Financial professional-driven revenue related to independent financial professionals who departed in the quarter (5)	$12,157	$5,366
TTM Financial professional-driven revenue, less that related to independent financial professionals who departed in the quarter (5)	$573,150	$486,463
Quarterly production retention rate (4)	97.9%	98.9%
____________________________
(1)The number of independent financial professionals includes licensed financial professionals that work with Avantax Wealth Management and operate as independent contractors, as well as licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
(2)The number of in-house financial/employee financial professionals includes licensed financial planning consultants, all of which are employees of Avantax Planning Partners.
(3)Calculation based on advisory and commission revenue for the three months ended September 30, 2021 and 2020, respectively.
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
Total client assets increased $10.5 billion at September 30, 2021 compared to September 30, 2020 primarily due to $12.6 billion of favorable market change and reinvestment levels following the pandemic-influenced market downturn in 2020. Partially offsetting these increases were net client outflows of $2.2 billion.
Advisory assets as a percentage of total client assets increased to 45.9% at September 30, 2021 compared to 42.6% at September 30, 2020. This increase was primarily due to the HKFS Acquisition because over 90% of the
Blucora, Inc. | Q3 2021 Form 10-Q 27

client assets acquired were comprised of advisory assets. In addition, advisory assets as a percentage of total client assets increased in our Avantax Wealth Management business.
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
Financial professionals. The Wealth Management business worked with a nationwide network of 3,529 financial professionals as of September 30, 2021. The number of our financial professionals decreased by 11% at September 30, 2021 compared to September 30, 2020, with the decrease primarily due to attrition related to lower revenue-producing financial professionals. The decrease in the number of financial professionals was partially offset by our continued recruitment and onboarding of independent financial professionals and the addition of financial professionals as a result of the HKFS Acquisition, which (as of the HKFS Acquisition date) included the addition of 19 in-house financial professionals and 131 licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
Advisory revenue. Advisory revenue primarily includes fees charged to clients in advisory accounts for which we are the RIA. These fees are based on the value of assets within these advisory accounts. For advisory revenues generated by Avantax Wealth Management, advisory fees are typically billed quarterly, in advance, and the related advisory revenues are deferred and recognized ratably over the period in which our performance obligations have been completed. For advisory revenue generated by Avantax Planning Partners, advisory fees are typically billed quarterly, in arrears, and the related advisory revenues are accrued and recognized ratably over the period in which our performance obligations were completed.
Advisory asset balances were as follows:

(In thousands, except percentages)	September 30,		Change
	2021	2020	$	%
Advisory assets—independent financial professionals (1)	$33,713,543	$27,852,099	$5,861,444	21%
Advisory assets—in-house/employee financial professionals (2)	4,701,444	3,422,173	1,279,271	37%
Retirement advisory assets—in-house financial professionals (3)	1,382,402	1,144,714	237,688	21%
Total advisory assets	$39,797,389	$32,418,986	$7,378,403	23%
_________________________
(1)Represents individual client and retirement advisory assets for which Avantax Wealth Management serves as the RIA.
(2)Represents individual client advisory assets for which Avantax Planning Partners serves as the RIA.
(3)Represents advisory assets for which Avantax Planning Partners provides retirement plan services and serves as the RIA.

The activity within our advisory assets was as follows:

(In thousands, except as otherwise indicated)	Three months ended September 30,		Nine months ended September 30,
	2021	2020	2021	2020
Balance, beginning of the period	$39,440,985	$26,555,388	$35,603,557	$27,629,164
Net increase in new advisory assets	621,205	125,406	1,853,632	231,382
Inflows from acquisitions	—	4,178,729	—	4,178,729
Market impact and other	(264,801)	1,559,463	2,340,200	379,711
Balance, end of the period	$39,797,389	$32,418,986	$39,797,389	$32,418,986
Advisory revenue	$103,540	$82,612	$291,167	$227,672
Average advisory fee rate (1)	26 bps	27 bps	78 bps	83 bps
_________________________
(1)For the three months ended September 30, 2021 and September 30, 2020, average advisory fee rate equals advisory revenue for the relevant quarterly period divided by the advisory asset balance at the beginning of the relevant quarterly period. For the nine months ended September 30, 2021 and September 30, 2020, average advisory fee rate equals the sum of each quarterly average advisory fee rate within the relevant year-to-date period.
Blucora, Inc. | Q3 2021 Form 10-Q 28

For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, advisory revenue increased $20.9 million and $63.5 million, respectively, primarily due to a year-over-year increase in advisory assets. The increase in advisory assets was primarily due to favorable market change, an increase in advisory assets resulting from the HKFS Acquisition, and net client inflows. In addition, advisory revenue recognized was negatively affected because such revenue was primarily based on the value of client assets within advisory accounts as of June 30, 2020, which were substantially affected by the COVID-19 pandemic and related financial market disruption beginning in the second quarter of 2020.
For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, the average advisory fee rate decreased primarily due to our tiered fee structure, which has generated lower average fee rates as average client asset balances have increased. In addition, the average advisory fee rate decreased due to the lower advisory fee structure of HKFS.
For the three months ended September 30, 2021, advisory assets remained relatively constant. For the nine months ended September 30, 2021, advisory assets increased $4.2 billion, primarily due to favorable market change and client inflows.
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
Our commission revenue, by product category and by type of commission revenue, was as follows:

(in thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
By product category:
Mutual funds	$22,749	$21,674	$1,075	5%	$70,300	$66,886	$3,414	5%
Variable annuities	18,752	16,168	2,584	16%	55,247	44,522	10,725	24%
Insurance	4,414	4,145	269	6%	14,044	12,209	1,835	15%
General securities	6,951	2,934	4,017	137%	17,511	11,720	5,791	49%
Other	95	—	95	N/A	95	—	95	N/A
Total commission revenue	$52,961	$44,921	$8,040	18%	$157,197	$135,337	$21,860	16%

By type of commission:
Transaction-based	$22,372	$16,884	$5,488	33%	$65,815	$55,068	$10,747	20%
Trailing	30,589	28,037	2,552	9%	91,382	80,269	11,113	14%
Total commission revenue	$52,961	$44,921	$8,040	18%	$157,197	$135,337	$21,860	16%
For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020:
•Transaction-based commission revenue increased $5.5 million and $10.7 million, respectively, primarily due to an increase in transaction activity. Transaction-based commission revenue in 2020 was negatively affected by suppressed transaction activity as a result of the COVID-19 pandemic and related financial market disruption beginning in the second quarter of 2020.
•Trailing commission revenue increased $2.6 million and $11.1 million, respectively, primarily due to increased client asset levels. Trailing commission revenue in 2020 was negatively affected by suppressed client asset levels as a result of the COVID-19 pandemic and related financial market disruption beginning in the second quarter of 2020.
Trailing commission revenue and transaction-based commission revenue remain susceptible to being adversely affected in future periods in which pandemic-influenced economic and market factors remain present.
Blucora, Inc. | Q3 2021 Form 10-Q 29

Asset-based revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, asset-based revenue increased $1.3 million primarily due to a $0.9 million increase in revenue generated from financial product manufacturer sponsorship programs, as well as a $0.3 million increase in asset-based retirement plan service fees following the HKFS Acquisition.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, asset-based revenue decreased $2.4 million primarily due to a $6.2 million decrease in cash sweep revenue as a result of lower interest rates, partially offset by a $1.9 million increase in revenue generated from financial product manufacturer sponsorship programs and a $1.7 million increase in revenue generated from asset-based retirement plan service fees following the HKFS Acquisition.
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
For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, transaction and fee revenue increased $2.9 million and $6.3 million, respectively, primarily due to incremental revenue generated from financial professional support fees, as well as for the nine months ended September 30, 2021 incremental transaction and fee revenue as a result of the HKFS Acquisition.
Tax Software

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Revenue	$5,039	$39,421	$(34,382)	(87)%	$220,848	$202,990	$17,858	9%
Operating income (loss)	$(13,864)	$16,234	$(30,098)	(185)%	$100,472	$60,646	$39,826	66%
Segment margin	(275)%	41%			45%	30%
Tax Software revenue and operating income for the three and nine months ended September 30, 2020 were significantly impacted by the extension of the filing and payment deadlines for federal tax returns in the 2020 tax season. For additional discussion of the COVID-19 pandemic and its effect on current and prior year Tax Software segment results, please see the “COVID-19 Pandemic” section within this Management’s Discussion and Analysis of Financial Condition and Results of Operations.
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, Tax Software operating income decreased $30.1 million due to the following factors:
•Tax Software revenue decreased $34.4 million primarily due to a $34.0 million decrease in consumer revenue and a $0.4 million decrease in professional revenue. The decreases primarily resulted from the earlier tax filing and payment deadline in 2021 versus 2020 and, to a lesser extent, from IRS delays in the processing of 2020 tax returns and refunds.
•Tax Software operating expenses decreased $4.3 million primarily due to decreased advertising and marketing expenses. Advertising and marketing costs in our Tax Software business were elevated in the third quarter of 2020 due to the extension of the extension of the 2019 tax returns to July 15, 2020.
Blucora, Inc. | Q3 2021 Form 10-Q 30

For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, Tax Software operating income increased $39.8 million due to the following factors:
•Tax Software revenue increased $17.9 million primarily due to a $17.2 million increase in consumer revenue and a $0.7 million increase in professional revenue.
•Tax Software operating expenses decreased $22.0 million primarily due to decreased advertising and marketing expenses. Advertising and marketing expenses for the nine months ended September 30, 2020 were elevated due to incremental marketing efforts to address weak performance through the first two months of the 2020 tax season, as well as increased advertising and marketing resulting from the extended tax season.
Sources of revenue
Tax Software revenue is derived primarily from the sale of digital tax preparation services, ancillary services, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer, audit defense, e-file concierge services, and expert filing assistance.
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
Revenue by category was as follows:

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Consumer revenue	$4,479	$38,482	$(34,003)	(88)%	$203,891	$186,724	$17,167	9%
Professional revenue	560	939	(379)	(40)%	16,957	16,266	691	4%
Total Tax Software revenue	$5,039	$39,421	$(34,382)	(87)%	$220,848	$202,990	$17,858	9%
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

Blucora, Inc. | Q3 2021 Form 10-Q 31

(In thousands, except percentages and as otherwise indicated)	Nine months ended		YTD		Year-to-date period ended		YTD
	September 30,		Change		July 16,		Change
	2021	2020	Units	%	2021 (1)	2020 (1)	Units	%
Total e-files (2)	5,492	5,234	258	5%	5,421	5,149	272	5%
Consumer:
Consumer e-files (2)	3,144	3,145	(1)	—%	3,122	3,113	9	—%
Professional:
Professional e-files	2,348	2,089	259	12%	2,299	2,036	263	13%
Units sold (in ones)	20,808	20,288	520	3%	20,711	20,207	504	2%
Professional e-files per unit sold (in ones)	112.8	102.9	9.9	10%	111.0	100.8	10.2	10%
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
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, and the year-to-date period ended July 16, 2021 compared to the year-to-date period ended July 16, 2020, total e-files increased 5%. This increase was primarily due to the increase in the number of professional tax software e-files, which resulted from increased market share in the professional tax software market.
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
Blucora, Inc. | Q3 2021 Form 10-Q 32

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
Corporate-level activity by category was as follows:

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Unallocated corporate-level general and administrative	$6,499	$6,745	$(246)	(4)%	$18,452	$19,571	$(1,119)	(6)%
Stock-based compensation	4,729	4,517	212	5%	15,499	7,220	8,279	115%
Acquisition and integration	2,241	10,276	(8,035)	(78)%	28,513	18,782	9,731	52%
Depreciation	3,906	2,620	1,286	49%	11,251	7,452	3,799	51%
Amortization of other acquired intangible assets	7,009	7,746	(737)	(10)%	21,247	22,167	(920)	(4)%
Contested proxy and other legal and consulting costs	1,598	—	1,598	N/A	7,293	—	7,293	N/A
Executive transition costs	—	405	(405)	(100)%	—	10,225	(10,225)	(100)%
Headquarters relocation costs	—	410	(410)	(100)%	—	1,863	(1,863)	(100)%
Impairment of goodwill	—	—	—	N/A	—	270,625	(270,625)	(100)%
Total corporate-level activity	$25,982	$32,719	$(6,737)	(21)%	$102,255	$357,905	$(255,650)	(71)%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, corporate-level activity decreased $6.7 million primarily due to the following factors:
•Acquisition and integration expenses decreased $8.0 million, primarily due to the following factors. For the three months ended September 30, 2021, acquisition and integration expenses were $2.2 million, which primarily related to the HKFS Acquisition. For the three months ended September 30, 2020, acquisition and integration expenses were $10.3 million, which included $5.9 million related to the acquisition of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”) in 2019 (the “1st Global Acquisition”) and $4.4 million related to the HKFS Acquisition.
•Contested proxy and other legal and consulting costs of $1.6 million were recognized in the three months ended September 30, 2021 with no comparable amount in the 2020 period.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, corporate-level activity decreased $255.7 million primarily due to the non-recurrence of the following factors:
•For the nine months ended September 30, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit.
•Executive transition costs of $10.2 million were recognized for the nine months ended September 30, 2020 due to the departures of certain Company executives.
Partially offsetting this decrease in corporate-level activity:
•For the nine months ended September 30, 2021, acquisition and integration expenses were $28.5 million, which included $22.6 million related to the HKFS Acquisition and $5.9 million related to the 1st Global Acquisition. For the nine months ended September 30, 2020, acquisition and integration expenses were $18.8 million, which included $10.6 million related to the 1st Global Acquisition and $8.2 million related to the HKFS Acquisition.
•Stock-based compensation expense increased $8.3 million. Stock-based compensation for the nine months ended September 30, 2020 was reduced by stock award forfeitures resulting from executive departures in 2020.
•Contested proxy and other legal and consulting costs of $7.3 million were recognized for the nine months ended September 30, 2021.
Blucora, Inc. | Q3 2021 Form 10-Q 33

OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Wealth Management services cost of revenue	$120,641	$96,122	$24,519	26%	$343,174	$282,332	$60,842	22%
Tax Software services cost of revenue	2,323	2,692	(369)	(14)%	12,330	9,759	2,571	26%
Total cost of revenue	$122,964	$98,814	$24,150	24%	$355,504	$292,091	$63,413	22%
Percentage of revenue	71%	56%			50%	49%
Cost of revenue consists of costs related to our Wealth Management and Tax Software businesses, which include commissions and advisory fees paid to independent financial professionals, payments made to CPA firms under fee sharing arrangements, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation (including depreciation related to software development costs in the Tax Software segment). Cost of revenue does not include compensation paid to in-house/employee financial professionals in our Wealth Management business. As the in-house/employee financial professionals are employees of Avantax Planning Partners, their compensation is reflected in “Sales and marketing” expense.
For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, cost of revenue increased $24.2 million and $63.4 million, respectively, primarily due to an increase in advisory fees and commissions paid to financial professionals, which primarily resulted from an increase in the number of financial professionals with higher payout levels due to improved market performance and the alignment of our payout grids. The increase in cost of revenue was also the result of increased personnel costs in the Tax Software segment, as well as increased depreciation related to capitalized software costs in the Tax Software segment.
Engineering and Technology

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Engineering and technology	$7,874	$6,007	$1,867	31%	$22,233	$21,899	$334	2%
Percentage of revenue	5%	3%			3%	4%
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
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, engineering and technology expenses increased $1.9 million primarily due to increases in personnel expenses and consulting fees in our Tax Software and Wealth Management businesses.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, engineering and technology expenses increased $0.3 million primarily due to an increase in personnel expenses in the Tax Software and Wealth Management segments, partially offset by decreased consulting fees in our Tax Software business.
Blucora, Inc. | Q3 2021 Form 10-Q 34

Sales and Marketing

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Sales and marketing	$28,399	$31,018	$(2,619)	(8)%	$140,809	$150,785	$(9,976)	(7)%
Percentage of revenue	16%	18%			20%	25%
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
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, sales and marketing expenses decreased $2.6 million primarily due to a $6.8 million decrease in advertising and marketing costs in our Tax Software business. Advertising and marketing costs in our Tax Software business were elevated in the third quarter of 2020 due to the extension of the filing and payment deadline for tax year 2019 federal tax returns to July 15, 2020, thereby necessitating additional advertising and marketing efforts. In contrast, the filing and payment deadline in most states for tax year 2020 federal tax returns was May 17, 2021. This decrease was partially offset by a $4.2 million increase in sales and marketing expenses in our Wealth Management business due to incremental expenses following the HKFS Acquisition and increased headcount to support growth in the Wealth Management business.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, sales and marketing expenses decreased $10.0 million primarily due to a $26.7 million decrease in advertising and marketing costs in our Tax Software business. Advertising and marketing costs in our Tax Software business were elevated for the nine months ended September 30, 2020 primarily due to incremental marketing efforts in March 2020 to address weak performance through the first two months of the 2020 tax season, as well as increased marketing required due to the extended tax season. This decrease was partially offset by a $16.6 million increase in sales and marketing expenses in our Wealth Management business due to incremental expenses following the HKFS Acquisition and increased headcount to support growth in the Wealth Management business.
General and Administrative

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
General and administrative	$23,102	$18,605	$4,497	24%	$71,619	$63,533	$8,086	13%
Percentage of revenue	13%	11%			10%	11%
General and administrative (“G&A”) expenses primarily consist of expenses associated with personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, G&A expenses increased $4.5 million primarily due to the following factors:
•For the three months ended September 30, 2021, we recognized $1.6 million in expenses associated with other legal and consulting costs.
•Depreciation expense increased $1.3 million resulting from property and equipment placed into service at our new headquarters in July 2020.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, G&A expenses increased $8.1 million primarily due to the following factors:
•Stock-based compensation increased $8.3 million. Stock-based compensation for the nine months ended September 30, 2020 was reduced due to stock award forfeitures resulting from executive departures in 2020.
•For the nine months ended September 30, 2021, we recognized $7.3 million in expenses associated with contested proxy and other legal and consulting costs.
Blucora, Inc. | Q3 2021 Form 10-Q 35

•Depreciation expense increased $3.8 million resulting from property and equipment placed into service at our new headquarters in July 2020.
Partially offsetting these increases, we recognized $10.2 million of executive transition costs for the nine months ended September 30, 2020 due to the departure of certain Company executives in 2020.
Acquisition and Integration

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Employee-related expenses	$(36)	$264	$(300)	(114)%	$699	$1,326	$(627)	(47)%
Professional services	377	4,905	(4,528)	(92)%	1,620	11,447	(9,827)	(86)%
Change in the fair value of HKFS Contingent Consideration	1,700	(1,000)	2,700	270%	19,500	(1,000)	20,500	2050%
Other expenses	200	6,107	(5,907)	(97)%	6,694	7,009	(315)	(4)%
Total	$2,241	$10,276	$(8,035)	(78)%	$28,513	$18,782	$9,731	52%
Percentage of revenue	1%	6%			4%	3%
Acquisition and integration expenses primarily relate to the HKFS Acquisition and the 1st Global Acquisition and consist of employee-related expenses, professional services fees, and other expenses.
For the three months ended September 30, 2021, acquisition and integration expenses of $2.2 million were primarily related to the HKFS Acquisition, which included a $1.7 million loss related to the increase in the fair value of the liability related to the two post-closing earn-out payments (the “HKFS Contingent Consideration”). For additional information on the HKFS Contingent Consideration liability and the contingent liability from the 1st Global Acquisition, see “Item 1. Financial Statements—Note 8.” For the three months ended September 30, 2020, acquisition and integration expenses included $5.9 million related to the 1st Global Acquisition and $4.4 million related to the HKFS Acquisition.
For the nine months ended September 30, 2021, acquisition and integration expenses of $28.5 million were primarily composed of $22.6 million related to the HKFS Acquisition, which included a $19.5 million loss related to the increase in the fair value of the HKFS Contingent Consideration liability. In addition, acquisition and integration expenses for the nine months ended September 30, 2021 included $5.9 million related to the 1st Global Acquisition, which included an increase of $5.5 million to the contingent liability reserve balance related to a regulatory matter assumed in the 1st Global Acquisition. For the nine months ended September 30, 2020, acquisition and integration expenses included $10.6 million related to the 1st Global Acquisition and $8.2 million related to the HKFS Acquisition.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Depreciation	$2,867	$1,874	$993	53%	$8,371	$5,345	$3,026	57%
Amortization of acquired intangible assets	7,009	7,746	(737)	(10)%	21,247	22,167	(920)	(4)%
Total	$9,876	$9,620	$256	3%	$29,618	$27,512	2,106	8%
Percentage of revenue	6%	5%			4%	5%
Depreciation of property and equipment includes depreciation of computer equipment and software, office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of financial professional, sponsor, and customer relationships, which are amortized over their estimated lives.
For the three and nine months ended September 30, 2021 compared to the three and nine months ended September 30, 2020, depreciation and amortization expense increased $0.3 million and $2.1 million, respectively, primarily due to increased depreciation resulting from property and equipment put into service at our new headquarters in July 2020 and an increase in capitalized software costs.
Blucora, Inc. | Q3 2021 Form 10-Q 36

Impairment of Goodwill

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Impairment of goodwill	$—	$—	$—	N/A	—	$270,625	$(270,625)	(100)%
Percentage of revenue	—%	—%			—%	45%
For the nine months ended September 30, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit.
OTHER LOSS, NET

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Interest expense	$7,304	$7,254	$50	1%	$21,789	$17,410	$4,379	25%
Amortization of debt issuance costs	388	362	26	7%	1,128	1,006	122	12%
Accretion of debt discounts	290	276	14	5%	851	414	437	106%
Total interest expense	7,982	7,892	90	1%	23,768	18,830	4,938	26%
Interest income	—	(2)	2	100%	(2)	(27)	25	93%
Gain on sale of a business	—	(349)	349	100%	—	(349)	349	100%
Non-capitalized debt issuance expenses	—	3,687	(3,687)	(100)%	—	3,687	(3,687)	(100)%
Other	313	735	(422)	(57)%	436	1,245	(809)	(65)%
Other loss, net	$8,295	$11,963	$(3,668)	(31)%	$24,202	$23,386	$816	3%
For the three months ended September 30, 2021 compared to the three months ended September 30, 2020, other loss, net, decreased $3.7 million primarily due to the recognition of $3.7 million of non-capitalized debt-issuance expenses related to the $175.0 million increase in the Term Loan (as defined below) under the Senior Secured Credit Facility (as defined below) in the third quarter of 2020.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, other loss, net, increased $0.8 million, primarily due to a $4.9 million increase in total interest expense. This increased interest expense was primarily due to higher outstanding debt balances following the $175.0 million increase in the Term Loan (as defined below) under the Senior Secured Credit Facility (as defined below) in the third quarter of 2020, which was partially offset by $3.7 million of non-capitalized debt issuance expenses that were also related to the Term Loan increase.
The Senior Secured Credit Facility, including the Term Loan and the Revolver (as defined below) thereunder, are described in more detail under “Liquidity and Capital Resources” below.
INCOME TAXES

(In thousands, except percentages)	Three months ended		QTD		Nine months ended		YTD
	September 30,		Change		September 30,		Change
	2021	2020	$	%	2021	2020	$	%
Income tax benefit (expense)	$774	$(15,256)	$16,030	105%	$(2,920)	$(23,237)	$20,317	(87)%
The Company recorded income tax benefit of $0.8 million and income tax expense of $2.9 million for the three and nine months ended September 30, 2021, respectively. For 2021, the Company prepared its interim tax provision by applying a year-to-date effective tax rate to each quarter. For 2020, the Company prepared its interim tax provision by applying an estimated annual effective tax rate. We believe using the actual year-to-date effective tax rate in 2021 results in the best estimate of the annual effective tax rate.
The Company’s effective income tax rate for the nine months ended September 30, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We currently expect to continue to release portions of valuation allowances, which were previously recorded in connection with our net operating losses, to offset future federal income tax liabilities. The majority of these net operating losses will either be utilized or expire between 2021 and 2024.

Blucora, Inc. | Q3 2021 Form 10-Q 37

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
Blucora, Inc. | Q3 2021 Form 10-Q 38

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, other loss, net, acquisition and integration costs, impairment of goodwill, executive transition costs, headquarters relocation costs, contested proxy and other legal and consulting costs, and income tax expense. Other loss, net primarily consists of interest expense, net and non-capitalized debt issuance expenses. Acquisition and integration costs primarily relate to the HKFS Acquisition and 1st Global Acquisition. Impairment of goodwill relates to the impairment of our Wealth Management reporting unit goodwill in the first quarter of 2020. Executive transition costs relate to the departure of certain Company executives in the first quarter of 2020. Headquarters relocation costs relate to the process of moving from our Dallas and Irving offices to our new headquarters.
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
A reconciliation of our Adjusted EBITDA to net income (loss), which we believe to be the most comparable GAAP measure, is presented below:

(In thousands)	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(27,803)	$(26,206)	$31,451	$(292,055)
Stock-based compensation	4,729	4,517	15,499	7,220
Depreciation and amortization of acquired intangible assets	10,915	10,366	32,498	29,619
Other loss, net	8,295	11,963	24,202	23,386
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	541	11,276	9,013	19,782
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	1,700	(1,000)	19,500	(1,000)
Impairment of goodwill	—	—	—	270,625
Executive transition costs	—	405	—	10,225
Headquarters relocation costs	—	410	—	1,863
Contested proxy and other legal and consulting costs	1,598	—	7,293	—
Income tax (benefit) expense	(774)	15,256	2,920	23,237
Adjusted EBITDA	$(799)	$26,987	$142,376	$92,902
Non-GAAP net income (loss) and non-GAAP net income (loss) per share
We define non-GAAP net income (loss) as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, gain on the sale of a business, acquisition and integration costs, impairment of goodwill, executive transition costs, headquarters relocation costs, contested proxy and other legal and consulting costs, non-capitalized debt issuance expenses, the related cash tax impact of those adjustments, and non-cash income tax (benefit) expense. We exclude the non-cash portion of income tax expense because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will be utilized or expire between 2021 and 2024. Gain on the sale of a business relates to the disposition of SimpleTax in the third quarter of 2019 and the subsequent working capital adjustment in the third quarter of 2020. Non-capitalized debt issuance expense relates to the expense recognized as a result of the Term Loan increase in the third quarter of 2020.
Blucora, Inc. | Q3 2021 Form 10-Q 39

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
A reconciliation of our non-GAAP net income (loss) and non-GAAP net income (loss) per share to net income (loss) and net income (loss) per share, respectively, which we believe to be the most comparable GAAP measures, is presented below:

(In thousands, except per share amounts)	Three months ended		Nine months ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income (loss)	$(27,803)	$(26,206)	$31,451	$(292,055)
Stock-based compensation	4,729	4,517	15,499	7,220
Amortization of acquired intangible assets	7,009	7,746	21,247	22,167
Gain on the sale of a business	—	(349)	—	(349)
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	541	11,276	9,013	19,782
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	1,700	(1,000)	19,500	(1,000)
Impairment of goodwill	—	—	—	270,625
Executive transition costs	—	405	—	10,225
Headquarters relocation costs	—	410	—	1,863
Contested proxy and other legal and consulting costs	1,598	—	7,293	—
Non-capitalized debt issuance expenses	—	3,687	—	3,687
Cash tax impact of adjustments to GAAP net income	(331)	(418)	(1,523)	(1,413)
Non-cash income tax (benefit) expense	(197)	14,987	(1,160)	22,327
Non-GAAP net income (loss)	$(12,754)	$15,055	$101,320	$63,079
Per diluted share:
Net income (loss) (1)	$(0.57)	$(0.54)	$0.64	$(6.06)
Stock-based compensation	0.10	0.09	0.31	0.15
Amortization of acquired intangible assets	0.14	0.16	0.43	0.46
Gain on the sale of a business	—	(0.01)	—	(0.01)
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	0.01	0.23	0.18	0.41
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	0.03	(0.02)	0.39	(0.02)
Impairment of goodwill	—	—	—	5.62
Executive transition costs	—	0.01	—	0.21
Headquarters relocation costs	—	0.01	—	0.04
Contested proxy and other legal and consulting costs	0.04	—	0.15	—
Non-capitalized debt issuance expenses	—	0.08	—	0.08
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.01)	(0.03)	(0.03)
Non-cash income tax (benefit) expense	—	0.31	(0.02)	0.46
Non-GAAP net income (loss) per diluted share	$(0.26)	$0.31	$2.05	$1.31
Weighted average shares outstanding - diluted	48,707	48,203	49,373	48,184
_________________________
(1)Any difference in the “per diluted share” amounts between this table and the condensed consolidated statements of comprehensive income (loss) is due to using different weighted average shares outstanding in the event that there is GAAP net loss but non-GAAP net income and vice versa.

Blucora, Inc. | Q3 2021 Form 10-Q 40

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2021, we had cash and cash equivalents of approximately $184.9 million. Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management operations. As of September 30, 2021, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at September 30, 2021 had minimal default risk and short-term maturities.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, capital expenditures, business combinations that enhance our strategic position, and share repurchases under share repurchase programs. We plan to finance our operating, working capital, regulatory capital requirements at our broker-dealer subsidiary, and capital expenditure requirements for at least the next 12 months largely through cash and cash equivalents. We also expect to have up to $25.0 million of cash outlays in the next 12 months as we continue to execute on our growth strategy related to asset acquisitions in our Wealth Management business. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and, from time to time, we may make a determination to draw on the Revolver (as defined below) or increase the principal amount of the Term Loan to meet our capital requirements, subject to customary terms and conditions.
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
For further discussion of the risks to our business related to liquidity, see “Item 1A. Risk Factors” under the heading “Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for servicing debt, working capital, and capital expenditures” in Part I of our Annual Report on Form 10-K for the year ended December 31, 2020.
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
Blucora, Inc. | Q3 2021 Form 10-Q 41

$90.0 million in revolving credit commitments (the “New Revolver”). The New Revolver has a maturity date of February 21, 2024 (the “Maturity Date”).
As of September 30, 2021, we had $561.8 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of September 30, 2021, approximately $90.0 million was available for future borrowing at September 30, 2021 under the Senior Secured Credit Facility, subject to customary terms and conditions. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of September 30, 2021, the applicable interest rate on the Term Loan was 5.0%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period.
By June 2023, all U.S. Dollar London Interbank Offered Rate (“LIBOR”) tenors will cease to be published and floating rate instruments that used U.S. Dollar LIBOR will need to shift to a substitute base index. To minimize disruption arising from such transition, the market has begun to shift to alternative fallback rates, such as Secured Overnight Financing Rate (“SOFR”) as a replacement benchmark for floating rate LIBOR based loans. Unless (i) such LIBOR tenors cease to be provided at an earlier date or (ii) we and the administrative agent to the Credit Agreement make an “early opt-in election” to replace the rate prior to cessation of LIBOR in accordance with the Credit Agreement, we will continue to have the option under the Credit Agreement to make drawdowns using 1-Day, 1-Month, 3-Month, and 6-Month tenor U.S. Dollar LIBOR until June 2023. The Credit Agreement Amendment provides for a process for transition to a fallback rate consistent with industry practice and permits the administrative agent to the Credit Agreement to apply certain updates to the Credit Agreement to effectuate the fallback rate, including a spread adjustment based on the historical basis between LIBOR and the fallback rate.
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
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of September 30, 2021.
For additional information on the Term Loan, the New Revolver, and the Credit Agreement, see “Item 1. Financial Statements—Note 5.”
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
Blucora, Inc. | Q3 2021 Form 10-Q 42

any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date.
For the nine months ended September 30, 2021, we did not repurchase any shares of our common stock under the stock repurchase plan. As of September 30, 2021, there was approximately $71.7 million in remaining capacity under the stock repurchase plan. As part of our overall capital allocation strategy, we will assess future share purchases against other alternative uses of capital, which include investments in our businesses, acquiring companies or assets, repurchases of our outstanding debt, and other uses of capital that we deem to be in the best interests of stockholders.

Contractual Obligations and Commitments
As part of the HKFS Acquisition, the purchase price paid by us was subject to two post-closing earn-out payments. The amount of the HKFS Contingent Consideration is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning on July 1, 2020 and ending on July 1, 2021 and (ii) for the period beginning on July 1, 2021 and ending on July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021), the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million. If the asset values on the applicable measurement date fall below certain specified thresholds, we would not be required to make any earn-out payment to the Sellers for such period.
Based on advisory asset levels and the achievement of performance goals for the first earn-out period, we made the full $30.0 million payment in the third quarter of 2021. The estimated fair value of the portion of the HKFS Contingent Consideration liability related to the second earn-out period (calculated in accordance with the amended HKFS Purchase Agreement and based on estimated advisory asset levels as of June 30, 2022) was $25.4 million as of September 30, 2021. While this amount was calculated in accordance with the fair value guidance contained in Accounting Standards Codification 820, Fair Value Measurements, there are a number of assumptions and estimates factored into this fair value (including a risk-adjusted discount rate), and the actual earn-out payment could differ from the estimated fair value.
Additional information on our contractual obligations and commitments can be found in our Annual Report on Form 10-K for the year ended December 31, 2020.
Off-Balance Sheet Arrangements
The Company has future commitments for contingent consideration pursuant to certain asset purchase agreements entered into to acquire certain wealth management companies in 2020 and the first nine months of 2021 to support growth in our Wealth Management business. As of September 30, 2021, the Company had obligations up to a maximum of $7.2 million that may be payable pursuant to specific payment schedules over the next four years upon meeting certain contingencies.
Blucora, Inc. | Q3 2021 Form 10-Q 43

Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Nine months ended September 30,
	2021	2020	Change ($)
Net cash provided by operating activities	$74,391	$35,314	$39,077
Net cash used by investing activities	(25,447)	(130,787)	105,340
Net cash provided (used) by financing activities	(14,244)	160,392	(174,636)
Net increase in cash, cash equivalents, and restricted cash	$34,700	$64,919	$(30,219)
Net cash from operating activities
Net cash provided by operating activities consists of net income (loss), offset by certain non-cash adjustments, and changes in operating assets and liabilities were as follows:

(In thousands)	Nine months ended September 30,
	2021	2020	Change ($)
Net income (loss)	$31,451	$(292,055)	$323,506
Non-cash adjustments to net income (loss)	73,111	341,466	(268,355)
Operating cash flows before changes in operating assets and liabilities	104,562	49,411	55,151
Changes in operating assets and liabilities, net of acquisitions and disposals	(30,171)	(14,097)	(16,074)
Net cash provided by operating activities	$74,391	$35,314	$39,077
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, operating cash flows before changes in operating assets and liabilities increased $55.2 million primarily due to an increase of $39.8 million in the operating income of our Tax Software business and an increase of $8.5 million in the operating income of our Wealth Management business. We also had a net increase in operating cash flows for the nine months ended September 30, 2021 due to $3.7 million of non-capitalized debt issuance expenses in the 2020 period with no comparable amount in the 2021 period.
Changes in operating assets and liabilities for the nine months ended September 30, 2021 decreased $16.1 million primarily due to $16.8 million of the total $30.0 million HKFS Contingent Consideration earn-out payment made in the third quarter of 2021. The remainder of the $30.0 million payment is included in cash flows from financing activities. In addition, the nine months ended September 30, 2021 also included $12.9 million in payments made to financial professionals in support of ongoing growth programs.
Net cash from investing activities
Net cash from investing activities were as follows:

(In thousands)	Nine months ended September 30,
	2021	2020	Change ($)
Purchases of property and equipment	$(21,624)	$(28,711)	$7,087
Business acquisitions, net of cash acquired	$—	$(102,425)	$102,425
Asset acquisitions, net of cash acquired	(3,823)	—	(3,823)
Proceeds from sale of a business	—	349	(349)
Net cash used by investing activities	$(25,447)	$(130,787)	$105,340
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, net cash used by investing activities decreased $105.3 million primarily due to the cash outlay of $104.4 million for the HKFS Acquisition in the third quarter of 2020. During the nine months ended September 30, 2021, we paid $3.8 million, including acquisition costs, to complete several asset acquisitions in our Wealth Management business as part of our strategic growth strategy. Capital expenditures decreased $7.1 million in the nine months ended September 30, 2021 primarily due to the cash outlay in the nine months ended September 30, 2020 for leasehold improvements to our new corporate headquarters.
Blucora, Inc. | Q3 2021 Form 10-Q 44

Net cash from financing activities
Net cash from financing activities were as follows:

(In thousands)	Nine months ended September 30,
	2021	2020	Change ($)
Proceeds from credit facilities, net of debt issuance costs and debt discounts (1)	$(502)	$226,278	$(226,780)
Payments on credit facilities	(1,359)	(66,078)	64,719
Proceeds from stock option exercises	535	25	510
Proceeds from issuance of stock through employee stock purchase plan	1,845	1,201	644
Tax payments from shares withheld for equity awards	(1,613)	(1,034)	(579)
Acquisition-related contingent consideration payment	(13,150)	—	(13,150)
Net cash used (provided) by financing activities	$(14,244)	$160,392	$(174,636)
_________________________
(1)The Company amended its Senior Secured Credit Facility in April 2021 to increase the borrowing capacity of its revolving line of credit from $65.0 million to $90.0 million. The Company did not borrow under the New Revolver or Term Loan during the nine months ended September 30, 2021. The Company recognized $0.5 million of deferred financing costs in other long-term assets on the condensed consolidated balance sheet that were paid in connection with this amendment.
For the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020, net cash provided by financing activities decreased $174.6 million primarily due to $175.0 million of new borrowings on the Term Loan, in part to fund the HKFS Acquisition, and a net $10.0 million repayment on the Revolver in the nine months ended September 30, 2020. This activity was partially offset by $13.2 million of cash outflow in the nine months ended September 30, 2021 that was a portion of the $30.0 million HKFS Contingent Consideration payment made in the third quarter.
Critical Accounting Policies and Estimates
This Management’s Discussion and Analysis of Financial Condition and Results of Operations and the disclosures included elsewhere in this Quarterly Report on Form 10-Q are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies.
The SEC has defined a company’s most critical accounting policies as the ones that are the most important to the portrayal of a company’s financial condition and results of operations and which require a company to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. The accounting policies that we believe involve the more significant judgments and estimates used in the preparation of our consolidated financial statements involve wealth management revenue recognition, tax software revenue recognition, business combinations, and goodwill impairment. We continually update and assess the facts, circumstances, and assumptions used in making both our critical accounting estimates and judgments related to our other significant accounting matters.
There have been no material changes in our critical accounting policies as disclosed under “Critical Accounting Policies and Estimates” in Part II, Item 7A and in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the financial instruments in which we are exposed to market risk during the nine months ended September 30, 2021. As of September 30, 2021, we had $561.8 million in principal amount of debt outstanding under the Term Loan of our Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating rate portion of its interest rate tied to LIBOR. For further information on our outstanding debt, see “Item 1. Financial Statements—Note 5” and the section “Liquidity and Capital Resources” of
Blucora, Inc. | Q3 2021 Form 10-Q 45

“Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Indebtedness.” A hypothetical 100 basis point increase in LIBOR on September 30, 2021 would result in a $15.1 million increase in our interest expense until the scheduled maturity date in 2024.
For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of September 30, 2021.
Changes in Internal Control over Financial Reporting
Our internal control environment has been impacted by work-from-home requirements for our employees. These requirements began in March 2020 and have continued through the date of this report. While modifications were made to the manner in which controls were performed, these changes did not have a material impact on our internal control over financial reporting, and there were no changes to our internal control over financial reporting during the three months ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Item 1. Financial Statements—Note 8” for information on our legal proceedings.
Item 1A. Risk Factors
Our business and future operating results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual operating results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2020 and the risks set forth below.
We believe that there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020 other than as set forth below. The occurrence of one or more of the events listed below could have a material adverse effect on our business, prospects, results of operations, reputation, financial condition, cash flows, or ability to continue current operations without any direct or indirect impairment or disruption, which is referred to throughout these risk factors as a “Material Adverse Effect.”
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
During the proxy contest, the activist stockholder targeted communications directly to our financial professionals and employees. As a result, it may be more difficult for us to pursue our strategic initiatives or attract and retain financial professionals and qualified employees and business partners, any of which could have a material adverse effect on our business, financial condition, and operating results.
We have, and may in the future, become party to litigation as a result of matters arising in connection with the proxy contest, which could serve as a distraction to our board of directors and management and could require us to incur significant additional costs.
Blucora, Inc. | Q3 2021 Form 10-Q 46

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
For the nine months ended September 30, 2021, we did not repurchase any shares of our common stock under the stock repurchase plan. As of September 30, 2021, there was approximately $71.7 million in remaining capacity under the stock repurchase plan.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Blucora, Inc. | Q3 2021 Form 10-Q 47

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
101
The following financial statements from the Company's Form 10-Q for the fiscal quarter ended September 30, 2021, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Blucora, Inc. | Q3 2021 Form 10-Q 48

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

Date:	November 4, 2021

Blucora, Inc. | Q3 2021 Form 10-Q 49