Form 10-K
period 2021-12-31
BLUCORA, INC.
filed 2022-02-25
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2021, based upon the closing price of Common Stock on June 30, 2021 as reported on the NASDAQ Global Select Market, was $836.5 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.
As of February 18, 2022, 48,450,662 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2022 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2021, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Blucora, Inc. | 2021 Form 10-K 2

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
Blucora, Inc. | 2021 Form 10-K 3

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
•our ability to attract and retain financial professionals, employees, clients, and customers, as well as our ability to provide strong customer/client service;
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
•the compromising of confidentiality, availability or integrity of information, including cyberattacks;
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
•risks related to goodwill and acquired intangible asset impairment;
•our ability to develop, establish, and maintain strong brands;
•risks associated with the use and implementation of information technology and the effect of security breaches, computer viruses, and computer hacking attacks;
Blucora, Inc. | 2021 Form 10-K 4

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
•our ability to protect our intellectual property and the impact of any claim that we have infringed on the intellectual property rights of others; and
•the effects on our business of actions of activist stockholders.
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

Blucora, Inc. | 2021 Form 10-K 5

PART I
ITEM 1. Business
General Overview
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) is a leading provider of integrated tax-focused wealth management services and software, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms. Our mission is to enable financial success by changing the way individuals and families plan and achieve their goals through tax-advantaged solutions. We conduct our operations through two primary businesses: (1) the Wealth Management business and (2) the Tax Software business. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
Our Wealth Management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, CPA firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is a leading U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, operations, sales, and product support tools that enable them to offer tax-advantaged investing and wealth management services to their clients.
Avantax Planning Partners is an in-house/employee-based RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). We acquired HKFS in July 2020 (the “HKFS Acquisition”) and subsequently rebranded it in order to create tighter brand alignment through one common and recognizable brand. Any reference to Avantax Planning Partners in this Form 10-K is inclusive of HKFS.
As of December 31, 2021, the Wealth Management business worked with a nationwide network of 3,416 financial professionals and supported $89.1 billion of total client assets, including $42.2 billion of advisory assets.
Our Tax Software business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Software business,” or the “Tax Software segment”) and provides digital tax preparation services and ancillary services for consumers, small business owners, and tax professionals through its website www.TaxAct.com and its mobile applications. We referred to this business as the “Tax Preparation business” and “Tax Preparation segment” in previous filings. For the year ended December 31, 2021, TaxAct powered approximately 3.2 million consumer e-files directly through end-users and another 2.4 million professional e-files through approximately 21,000 tax professionals who used TaxAct to prepare and file their taxes or those of their clients.
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
Wealth Management business
As described above, the Wealth Management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners, which we believe provide unique and complementary models through which tax and financial professionals can affiliate with us. These models include:
•an independent model where financial professionals can serve their clients’ wealth management needs directly or where tax professionals and CPAs can partner or affiliate with one of our independent financial professionals to provide their clients tax-advantaged financial solutions;
•an in-house/employee-based RIA model where CPAs and tax professionals can outsource their clients’ wealth management needs to one of our employee financial professionals.
Flexible affiliation models are core to the Wealth Management business’s value proposition because they offer powerful ways for us to partner with CPAs and tax professionals of all sizes, from sole practitioners to multi-partner CPA firms.
Blucora, Inc. | 2021 Form 10-K 6

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
We believe that tax and accounting professionals, with their existing client relationships and in-depth knowledge of their clients’ financial situations, are well positioned to grow their wealth management practices as their tax advisory relationships provide a large base of potential clients. This competitive advantage results in an experienced and stable network of financial professionals who are uniquely positioned to provide tailored and comprehensive financial solutions that enable clients to meet their financial goals, including their tax and wealth management goals. In turn, our financial professionals have multiple revenue-generating options to diversify their earnings sources.
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
Avantax Planning Partners. As a tax-focused captive RIA, Avantax Planning Partners’ financial professionals are our employees who partner with CPA firms across the country to provide tax-advantaged planning and financial solutions for their clients. Avantax Planning Partners recruits and builds relationships with CPA firms that desire to provide their clients with tax-advantaged wealth management solutions and financial plans but prefer to outsource that service to a trusted expert.
By the nature of the business, CPAs develop deep, long-lasting relationships with their clients and have insight into their tax and wealth management needs. The trust built in these long-standing relationships provides a solid foundation to recommend a client to a trusted Avantax Planning Partners in-house financial professional who can provide comprehensive wealth management services.
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
Blucora, Inc. | 2021 Form 10-K 7

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
Tax Software business
TaxAct, a leading provider of digital tax preparation solutions, has leveraged its strong brand, comprehensive suite of tax preparation solutions, and proven digital lead generation capabilities to enable the filing of more than 85 million federal tax returns since 2000. TaxAct operates as a value player in its market, with a mission to be the preferred tax software solution, enabling customers to maximize tax outcomes by providing delightful customer experiences with our fully-featured value offering.
In addition to TaxAct’s core offerings, TaxAct offers ancillary services such as Xpert Assist, where customers can get tax questions answered by a tax professional, refund payment transfer, audit defense, e-file concierge, as well as providing customers with a customized My Tax Plan which provides personalized guidance on ways to improve their tax situation. We believe that TaxAct’s ease of use, affordable pricing, and established brand and reputation are attractive to customers.
TaxAct had five primary offerings for consumers in 2021:
•A “free” federal edition that handled simple returns;
•A “deluxe” paid offering that contained all of the free offering features in addition to tools to maximize credits and deductions, as well as tools for homeowners;
•A “premier” paid offering that contained all of the deluxe offering features in addition to tools for investments, rental property, and prioritized support;
•A “self-employed” paid offering for independent contractors and self-employed filers; and
•A “full service” paid offering for filers that would like our experts to prepare, sign, and file taxes for them.
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
•On May 6, 2019, we closed the acquisition of all of the issued and outstanding common stock of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, “1st Global”), a tax-focused wealth management company (the “1st Global Acquisition”). The 1st Global Acquisition was strategically important as it expanded our presence as a leading tax-focused independent broker-dealer while also providing the scale to compete more broadly in the wealth management market.
•On September 9, 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the “2019 Rebranding”). In connection with the 2019 Rebranding, HD Vest (which
Blucora, Inc. | 2021 Form 10-K 8

comprised all of the Wealth Management business prior to the 1st Global Acquisition) was renamed Avantax Wealth Management in mid-September 2019, and 1st Global converted in late October 2019.
•On July 1, 2020, we acquired all of the issued and outstanding common stock of HKFS. The HKFS Acquisition enabled us to expand the ways we can work with CPA firms and tax professionals to deliver wealth management services to clients, increase our addressable market, and enhance our growth opportunities.
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
In the tax preparation industry, TaxAct participates in the consumer digital do-it-yourself (“DDIY”) tax preparation solutions market, which is historically the fastest growing market segment in the tax preparation industry and is bolstered by a growing population that continues to adopt technology-enabled financial solutions that drive value and ease in their everyday lives.
Growth Strategy
Our growth strategy begins with our mission to enable financial success by changing the way individuals and families plan and achieve their goals through tax-advantaged solutions. Taxes are one of life’s largest expenses, yet the tax preparation industry primarily focuses consumers on maximizing a once-a-year refund. Historically, the wealth management industry has largely ignored the impacts of taxes or only executed tax-advantaged strategies for the wealthiest segment of wealth management clients. Through our Wealth Management and Tax Software businesses, we seek to execute holistic, long-term tax minimization strategies for our clients and customers while expanding access to those strategies to a broader group of taxpayers. We believe this approach will drive better outcomes for our clients leading to higher customer acquisition, greater lifetime values, and overall better retention.
Our growth strategies include:
•In the Wealth Management business, accelerating organic growth in the tax-focused wealth management space by:
▪enhancing our financial professional experience with continued investment in service quality and team training to deliver a superior capability;
▪completing remaining elements of integration from acquisitions to drive efficiencies across the business and continuing to optimize our acquisition analysis and execution capabilities;
▪continuing to improve our Avantax Wealth Management to Avantax Planning Partners succession option for interested firms;
▪when in the client’s best interest, improving client asset retention and monetization through the continued shift of client assets into advisory accounts through appropriate coaching, tools, training, and programs;
▪continuing to invest in our technology, products, and value-added services to create positive experiences for our financial professionals and their clients;
▪leveraging the software development capabilities of TaxAct to improve the service and performance of products offered to our financial professionals; and
▪expanding our product and service offerings for our financial professionals utilizing best practices. This includes expanding our turn-key retirement planning solutions business to a nationwide footprint through Avantax Planning Partners.
Blucora, Inc. | 2021 Form 10-K 9

•In the Tax Software business, creating continued growth and momentum by:
▪implementing new and cost-effective marketing programs to drive customer acquisition;
▪expanding our tax preparation offerings with two “live-assisted” capabilities, Xpert Assist and Xpert Full Service, to provide more options for customers in how to complete their returns;
▪refining pricing strategy to enable us to win in the market and drive robust growth;
▪expanding our value-generating partner ecosystem to increase our distribution capabilities and provide compelling offers for more potential customers;
▪continuing to invest in our core product experience based on direct customer feedback and research to create best-in-class user experiences for our existing customers and target markets;
▪increasing customer care investments to provide direct, human assistance to a significantly greater percentage of our customers;
▪differentiating the TaxAct experience from experiences on other platforms by offering unique product capabilities and features that reinforce our brand’s deep expertise in tax for both consumers and tax professionals;
▪driving heightened awareness of our TaxAct professional software to meet the needs of solo practitioners and small tax offices;
▪innovating and testing new solutions and models that expand the DDIY category; and
▪providing ancillary services and partnerships to our customers that enhance our value and brand promise.
•Across Blucora, driving incremental growth and realizing the value of our holistic strategy by realizing synergies between Tax Software and Wealth Management, initially including:
▪converting TaxAct Professionals into Avantax Wealth Management financial professionals or affiliate partners;
▪leveraging sophisticated online marketing capabilities from the Tax Software segment to offer to financial professionals in the Wealth Management segment;
▪improving the tools needed to make our financial professionals more productive by leveraging the product and technology leadership from TaxAct; and
▪optimizing the identification and conversion of high value TaxAct DIY customers that would benefit from the tailored and comprehensive financial solutions provided by our Wealth Management business.
A key element of our growth strategy is to create a culture of learning and innovation to test specific opportunities across our business and scale those opportunities that show value. For example, we have approximately 21,000 tax professionals who used TaxAct to prepare and file their taxes or those of their clients for tax year 2020. This base of professionals represents a significant population of potential future financial professionals or referral sources for our Wealth Management business. Additionally, TaxAct possesses significant lead generation and marketing capabilities that we seek to leverage to better support wealth management financial professionals with their marketing needs. We intend to continue to focus on these concepts in an effort to expand their value potential and scale the concepts that show the highest promise.
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
Blucora, Inc. | 2021 Form 10-K 10

Seasonality
In our Tax Software segment, our revenue and operating income generation is highly seasonal, with a significant portion of our annual revenue typically earned in the first two quarters of our fiscal year. During the third and fourth quarters, the Tax Software segment typically reports losses because revenue from the segment is minimal while core operating expenses continue.
In March 2020 and as a result of the COVID-19 pandemic, the Internal Revenue Service (“IRS”) extended the filing deadline for federal tax returns from April 15, 2020 to July 15, 2020. This filing extension resulted in the shifting of a significant portion of Tax Software segment revenue that is usually earned in the first and second quarters to the third quarter of 2020. In addition, sales and marketing expenses were elevated in 2020 due to incremental investment in March 2020 to address weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season. Additionally, the IRS was selected by the U.S. Congress as the vehicle for distribution of the first round of Economic Impact Payments (“EIP1”), which caused significant disruption to the 2020 tax season. As a result of the extension of the 2020 tax season and the EIP1 disruption, our results of operations for our Tax Software segment were negatively impacted in 2020 compared to prior years.
As a result of the continued impact of the COVID-19 pandemic, including disruptions associated with the distribution of the second and third rounds of Economic Impact Payments, the IRS delayed the start of the 2021 tax season and extended the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021. In addition, the IRS extended the federal filing and payment deadline for Texas, Louisiana, and Oklahoma to June 15, 2021. Beyond federal filings, the majority of states also extended their filing and payment deadlines for tax year 2020 state tax returns. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that is usually earned in the first quarter to the second quarter of 2021.
Competition
The markets in which our business operates continue to evolve and are highly competitive. For our business to be successful, we must effectively compete in the wealth management and tax preparation markets, as described in more detail below.
Wealth Management competition
The wealth management industry is a highly competitive and fragmented global industry. We and the financial professionals with whom we partner compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisers (including CPA firms that have their own in-house registered investment advisor), asset managers, banks and insurance companies, direct distributors, larger broker-dealers, and robo-advisors. These competitors may have greater financial, technological, and marketing resources, broader infrastructure and distribution networks, greater brand recognition, and broader product and service offerings than us and may offer services at a lower fee than we do. We compete directly with these financial institutions for the provision of products and services to clients, as well as for recruitment and retention of financial professionals.
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
•We have the largest network of tax-focused financial professionals who partner with us through multiple affiliation models, which include:
▪an independent model where financial professionals can serve their clients’ wealth management needs directly or where tax professionals and CPAs can partner or affiliate with one of our independent financial professionals to provide their clients tax-advantaged financial solutions;
▪an in-house/employee-based RIA model where CPAs and tax professionals can outsource their clients’ wealth management needs to one of our employee financial professionals.
Blucora, Inc. | 2021 Form 10-K 11

•We offer tools, training, and support that are uniquely tailored to the needs of tax-focused financial professionals.
•Our understanding of the wealth management and tax businesses enables us to deliver optimal service with both businesses in mind.
Tax Software competition
The market for tax preparation products and services continues to evolve and is highly competitive. We experience significant competition and expect this competitive environment to continue. We encounter direct competition from numerous other tax preparation software products and digital services. These competitors include Intuit’s TurboTax and H&R Block’s DDIY consumer products and services, which currently serve a significant percentage of the software and digital service market. These competitors may have greater financial, technological, and marketing resources, broader infrastructure and distribution networks, greater brand recognition, and broader product and service offerings than us. We also encounter competition from alternate methods of tax preparation such as storefront tax preparation services, which includes both local tax preparers and large chains such as H&R Block, Liberty Tax, and Jackson Hewitt. We may also compete against new market entrants who could take a portion of our market share. Finally, our Tax Software business faces the risk that state or federal taxing agencies will offer software or systems to provide direct access for individual filers that will reduce the need for our software and services.
We believe that our competitive position in the market for tax preparation software and services is a function of our ability to differentiate our brand versus those of our competitors by:
•continuing to offer simple, easy-to-use, and accessible software and services that are compelling to consumers;
•providing features not offered by the competition, including:
▪ProTips — Contextually relevant insights on often overlooked or unknown tax guidelines that enable customers to save money on their taxes;
▪My Tax Plan — A personalized action plan for each TaxAct customer that provides several concrete actions they can take in the coming year to improve their tax outcome for the following year;
▪E-file Concierge — A unique add-on offering that proactively notifies customers with a phone call when their e-filed return has been accepted by the IRS. In the case of a rejection by the IRS, the customer receives a phone call guiding them through the process of updating and resubmitting the return;
▪$100k Accuracy Guarantee — The only provider willing to not only guarantee the customer’s return is 100% accurate, but also back that promise up to pay for any errors up to $100k;
•providing a compelling, full featured value offering;
•increasing customer care investments by providing direct, human assistance to a significantly greater percentage of our customers; and
•offering ancillary services that are attractive to users, including Xpert Assist, which provides users access to a team of CPAs and tax professionals, at no additional cost.
Governmental Regulation
Blucora is a publicly traded company that is subject to SEC and NASDAQ Global Select Market rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance. Our Wealth Management and Tax Software segments are subject to federal and state government requirements, including regulations related to consumer protection, user privacy, security, pricing, taxation, intellectual property, labor, advertising, broker-dealers, securities, investment advisers, asset management, insurance, listing standards, and product and services quality.
Our Wealth Management segment is subject to enhanced regulatory scrutiny and is heavily regulated by multiple agencies, including the SEC, FINRA, state securities and insurance regulators, and other regulatory authorities. Our Wealth Management subsidiary, Avantax Investment Services, Inc., is a broker-dealer registered with the SEC, a member of FINRA, and a member of the Securities Investor Protection Corporation and the Depository Trust & Clearing Corporation. Broker-dealers and their representatives are subject to laws, rules and
Blucora, Inc. | 2021 Form 10-K 12

regulations covering all aspects of the securities business, such as sales and trading practices, use and safekeeping of clients’ funds and securities, capital adequacy, recordkeeping and reporting, the conduct of directors, officers, and employees, general anti-fraud provisions and Regulation Best Interest (which requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail customer). Broker-dealers and their representatives are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the laws, rules and regulations applicable to us involves a number of risks, because laws, rules and regulations frequently change and are subject to varying interpretations, among other reasons. Regulators make periodic examinations of our broker-dealer operations and review annual, monthly, and other reports and filings on our operations and financial condition. Violations of laws, rules and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, disgorgement of certain profits, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its representatives or its officers or employees, or other similar adverse consequences.
Our Wealth Management subsidiaries, Avantax Advisory Services, Inc. and Avantax Planning Partners, Inc., are registered with the SEC as investment advisers and are subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the rules and regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, advisory fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the adviser and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions. The SEC periodically examines our investment adviser operations and reviews annual and other reports and filings on our operations and disclosures. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and other federal securities laws, ranging from fines, penalties, and censure to disgorgement of certain profits to suspension or termination of an investment adviser’s registration. Investment adviser representatives also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, profit disgorgement, fines, or other similar adverse consequences.
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
Our Tax Software segment is subject to local, federal, and state government requirements, including regulations related to the electronic filing of tax returns, the provision of tax preparer assistance, and the use and disclosure of customer information. We are also required to comply with Federal Trade Commission requirements and a variety of state revenue agency and local standards. In addition, we offer certain other products and services to small businesses and consumers, which are also subject to regulatory requirements. As we expand our products and services, we may become subject to additional government regulation. Further, regulators may adopt new laws, rules, or regulations, or their interpretation of existing laws, rules, or regulations may differ from ours or expand to
Blucora, Inc. | 2021 Form 10-K 13

cover additional products and services. These increased regulatory requirements could impose higher regulatory compliance costs, limitations on our ability to provide some services in some states or countries, and liabilities that might be incurred through lawsuits or regulatory penalties.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to promulgate regulations that may have an impact on our operations.
See the section entitled “Risks Associated With Our Business” in Part I, Item 1A of this Form 10-K for additional information regarding governmental regulation of our business and risks related to such regulation.
Privacy and Security of Customer Information and Transactions
Regulatory activity in the areas of privacy and data protection continues to grow worldwide, driven in part by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent they are applicable to us, we must comply with various federal, state, and international laws and regulations and to financial institution and healthcare provider regulatory requirements relating to the privacy and security of the personal information of our customers and employees. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, state privacy laws such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Colorado Privacy Act, the Virginia Consumer Data Privacy Act, the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act, the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, and further potential federal and state requirements.
Many of these laws and regulations provide consumers and employees with a private right of action if a covered company suffers a data breach related to a failure to implement reasonable data security measures. In addition, we are subject to other privacy laws and regulations that apply to internet advertising, online behavioral tracking, mobile applications, SMS messaging, telemarketing, email communication, data hosting, data retention, financial and health information, and credit reporting. The legal framework around privacy issues is rapidly evolving, as various federal and state government bodies are considering adopting new privacy laws and regulations, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit the personal information and other data of our customers or employees. These laws could also affect the ways we communicate with our customers, deliver products and services, and could significantly increase our compliance costs. As our business expands to new industry segments or otherwise becomes subject to rules and regulations of jurisdictions outside the United States with stricter data protection regimes, such as the E.U. General Data Protection Regulation, our compliance requirements and costs will increase.
Through a privacy policy framework designed to be consistent with the principles of individual consent, data subject access, and privacy-by-design, we strive to help ensure that customers and employees are aware of, and can control, how we use personal information about them. The TaxAct website and its digital products have been certified by TRUSTe, an independent organization that offers certification to organizations that have demonstrated responsible data collection and processing practices consistent with regulatory expectations and external standards for privacy accountability. We also use privacy statements to provide notice to customers of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to influence public policy, for privacy and security of data.
To address data security concerns, we use industry-standard data security safeguards to help protect our computer systems and the information customers give to us from loss, misuse, and unauthorized alteration. Whenever customers transmit credit card information or tax return data to us through one of our websites or products, we use industry-standard encryption as the data is transmitted to us. We work to protect our computer systems from unauthorized internal or external access using commercially-available computer security products as well as internally-developed security procedures and practices.
See the section entitled “Risks Associated With Our Business” in Part I, Item 1A of this Form 10-K for additional information regarding risks related to privacy and security of customer information and transactions.
Blucora, Inc. | 2021 Form 10-K 14

Intellectual Property
Our success is bolstered by our technology and intellectual property rights. We seek to protect such rights and the value of our corporate brands and reputation through a variety of measures, including: domain name registrations, confidentiality and intellectual property assignment agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, trademarks, and trade secrets. We hold multiple registered trademarks in the United States and in various foreign countries, and we may apply for additional trademarks as business needs require. See the section entitled “Risks Associated With Our Business” in Part I, Item 1A of this Form 10-K for additional information regarding protecting and enforcing intellectual property rights and defending third-party infringement claims.
Human Capital
We are intensely focused on our customers and our people who are our most valuable resource. We strive to attract, develop, and retain the most talented employees by providing programs and services that engage employees, help them to learn and develop, and empower them to enable our business strategies. We believe that a key component of our future success will leverage our continued ability to attract and retain qualified personnel.
•As of December 31, 2021, we had 1,100 full-time employees.
•We offer competitive compensation and benefits that support our employees’ health, financial, and emotional well-being.
•Our employee engagement, which is the percentage of employees that respond to the Company’s culture survey with a positive response to certain satisfaction metrics, continues to climb, increasing 12% from 2020 to 2021.
•In 2021, more than 50% of our employees participated in development training through Udemy for Business, a digital learning platform, with an average of 7 training hours per participating employee.
Diversity, Equity, and Inclusion. Diversity serves as an integral component of our human capital objectives, and we seek to promote an inclusive work environment that represents a broad spectrum of backgrounds and cultures. As of December 31, 2021, 43% of our employee base, including 30% of our senior leadership team, was female, and 33% of our employee base was comprised of individuals with ethnically or racially diverse backgrounds. Furthermore, as of December 31, 2021, 56% of the members of our Board of Directors were female, and 22% were ethnically and racially diverse. Our Diversity and Inclusion Council (“D&I Council”), established in 2020, continues to lead our diversity, equity, and inclusion strategy and initiatives. The D&I Council is sponsored by two members of our executive leadership team and provides regular updates on diversity and inclusion initiatives to the Nominating and Governance Committee. The Council’s initiatives have led to the roll out of diversity and inclusion focused engagements and increased focus on diversity and inclusion as part of our hiring and promotions processes.
Utilization of Independent Contractors and Referring Representatives. Our Wealth Management business distributes its products and services and generates a substantial portion of its revenues through a nationwide network of 3,416 financial professionals as of December 31, 2021. Of these 3,416 financial professionals, 3,382 either: (1) partner with Avantax Wealth Management and operate as independent contractors, or (2) partner with Avantax Planning Partners and operate as licensed referring representatives. We believe that our ability to attract, retain, support, and compensate these independent financial professionals and licensed referring representatives will continue to contribute to the growth and success of our Wealth Management business and the Company overall.
Human Capital Optimization during the COVID-19 Pandemic. While the COVID-19 pandemic did impact our human capital management practices in 2021, we believe we were, and continue to be, able to effectively conduct our business while operating in a largely virtual environment. As a result of the COVID-19 pandemic, we maintain safety protocols and procedures for our essential employees who continue to work onsite. We have also continued to enhance our communication programs to create open communication at all levels of our business, enabling our employees to achieve their professional objectives while also maintaining a healthy work-from-home lifestyle. There were no employee layoffs in calendar year 2020 or 2021 that were directly related to the COVID-19 pandemic.
We believe that retaining our strong employee team and the continued evolution of our culture will accelerate our business transformation.
Blucora, Inc. | 2021 Form 10-K 15

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
Risk Factor Summary
Below is a summary of the principal factors that make an investment in our securities speculative or risky. A more detailed discussion of the material factors that make an investment in our securities speculative or risky follows this summary.
Risks Related to Our Business
•The wealth management and tax preparation markets are very competitive, and failure to effectively compete could result in a Material Adverse Effect.
•Deficiencies in service or performance of the financial or software products we offer, competitive pressures on pricing of such services or products, or other market declines may cause our Wealth Management and Tax Software businesses to decline.
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
•The current COVID-19 pandemic could have a Material Adverse Effect.
•If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.
•Changes in economic, political and other factors could have a Material Adverse Effect on our business.
•If we are unable to develop, manage, and maintain critical third-party business relationships for our Wealth Management and Tax Software businesses, it could result in a Material Adverse Effect.
•The products and services offered by our Wealth Management and Tax Software businesses are reliant on third-party products, tools, platforms, systems and services provided by key vendors and partners, which, if they do not operate as anticipated, could result in a Material Adverse Effect.
•If our goodwill or acquired intangible assets become impaired, we have been, and in the future may be, required to record a significant impairment charge, which could result in a Material Adverse Effect.
Blucora, Inc. | 2021 Form 10-K 16

•Future growth of our business and revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.
•Our operating systems and network infrastructure could fail, become unavailable or otherwise be inadequate, are subject to significant and constantly evolving cybersecurity and other technological risks, and the security measures that we have implemented to secure confidential and personal information may be breached, which could result in a Material Adverse Effect.
•If our Tax Software business fails to process transactions effectively or fails to adequately protect against disputed or potential fraudulent activities, it could have a Material Adverse Effect, and stolen identity refund fraud could result in negative publicity and/or impede our Tax Software customers’ ability to timely and successfully file their tax returns and receive their tax refunds.
•The specialized and highly seasonal nature of our Tax Software business presents financial risks and operational challenges, which, if not satisfactorily addressed, could result in a Material Adverse Effect.
•Climate change may adversely impact our operations and financial results.
•The United States government’s inability to agree on a federal budget, and/or its decision to issue additional Economic Impact Payments, may adversely impact our operations and financial results.
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
•Complex and evolving U.S. and international laws and regulations regarding privacy and data protection, and concerns about the current privacy and cybersecurity environment, could have a Material Adverse Effect.
•We may be negatively impacted by any future changes in tax laws.
•If third parties claim that our services infringe upon their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services.
Risks Related to Our Acquisitions
•We may fail to realize all of the anticipated benefits of acquisitions or those benefits may take longer to realize than expected.
•We may seek to acquire companies or assets that complement our Wealth Management and Tax Software businesses, and we may be unsuccessful in completing any such acquisitions on favorable terms or integrating any company acquired.
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
Blucora, Inc. | 2021 Form 10-K 17

•Actions of activist stockholders could adversely affect our business and stock price and cause us to incur significant expenses.
•We cannot assure you we will continue to repurchase shares of our common stock pursuant to our stock repurchase plan.
•Our utilization of our federal net operating losses (“NOLs”) may be severely limited or potentially eliminated.
•Delaware law and our organizational documents may impede or discourage a takeover that would be beneficial to our stockholders.
Risks Related to Our Business
The wealth management and tax preparation markets are very competitive, and failure to effectively compete could result in a Material Adverse Effect.
The wealth management industry in which our Wealth Management business operates is highly competitive, and we may not be able to maintain our customers, financial professionals, employees (including our in-house financial professionals), distribution network, or the terms on which we provide our products and services. Our Wealth Management business competes based on a number of factors, including name recognition, service, the quality of investment advice, performance, technology, product offerings and features, price, and perceived financial strength. We and the financial professionals with whom we work compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisers (including CPA firms that have their own in-house registered investment advisor), asset managers, banks and insurance companies, direct distributors, and larger broker-dealers. Many of these competitors have greater market share, offer a broader range of products, and have greater financial resources. We have faced significant competition in recent years from lower fees, which could have a material impact on our business. There has also been a trend toward online internet wealth management services and wealth management services that are based on mobile applications or automated processes as clients increasingly seek to manage their investment portfolios digitally. This is leading to increased utilization of “robo” advisor platforms. In addition, over time, certain sectors of the wealth management industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This consolidation could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. In addition, our Wealth Management business seeks to differentiate itself on the basis of offering tax-focused investing advice and solutions. There is no guarantee that this differentiation will be meaningful to our clients and potential clients, or that another competitor will not adopt a similar strategy more effectively. In either case, our ability to compete effectively in the wealth management industry could be damaged.
Our Tax Software business also operates in a very competitive marketplace. There are many competing software products and digital services. Intuit’s TurboTax and H&R Block’s DDIY products and services serve a significant percentage of the software and digital service market. These competitors may have greater financial, technological, and marketing resources, broader infrastructure and distribution networks, greater brand recognition, and broader product and service offerings than us. Additionally, certain of our competitors have received, and may receive in the future, preferential treatment by U.S. federal or state governments. The U.S. federal government’s Child Tax Credit website currently provides direct links to certain competitors’ websites. Our Tax Software business must also compete with alternate methods of tax preparation, such as storefront tax preparation services, which include both local tax preparers and large chains such as H&R Block, Liberty Tax and Jackson Hewitt. We may also compete against new market entrants who could take a portion of our market share. As DDIY tax preparation continues to be characterized by intense competition, including heavy marketing expenditures, price-based competition, and new entrants, maintaining and growing market share becomes more challenging unless brand relevance, customer experience, and feature/functionality provide meaningful incremental value. If we cannot continue to offer software and services that have quality and ease-of-use that are compelling to consumers, market the software and services in a cost-effective manner, offer ancillary services that are attractive to users, and develop the software and services at a low enough cost to be able to offer them at a competitive price point, it could result in a Material Adverse Effect.
Our Tax Software business also faces potential competition from the public sector, where we face the risk of federal and state taxing authorities developing software or other systems to facilitate tax return preparation and electronic filing at no charge to taxpayers, which could reduce the need for TaxAct’s software and services. These or
Blucora, Inc. | 2021 Form 10-K 18

similar programs may be introduced or expanded in the future, which may cause us to lose customers and revenue. The Free File Program is currently the sole means by which the IRS offers tax software to taxpayers. The Free File Program is a partnership between the IRS and the Free File Alliance, a group of private sector tax preparation companies of which we are a member that has agreed to offer free federal electronic tax filing services to taxpayers meeting certain income-based guidelines. The Free File Program’s continuation depends on a number of factors, including increasing public awareness of and access to the free program, as well as continued government support. The IRS’s current agreement with the Free File Alliance has been extended and is scheduled to expire in October 2023, although it could be amended or terminated before that date. Recently, we and certain of our competitors have become the subject of legal proceedings and/or regulatory inquiries relating to the provision and marketing of the products that they offer under the Free File Program. These proceedings and/or the negative publicity associated with these proceedings may decrease the government’s or industry members’ support of the Free File Program and increase the likelihood that such program is terminated. If the IRS enters the software development and return preparation space, whether as a result of the Free File Program not being renewed upon expiration of the agreement, the Free File Program being amended or terminated, or for another reason, then the federal government would be a publicly funded direct competitor of us and the U.S. tax services industry as a whole.
In addition, from time to time, U.S. federal and state governments have considered various proposals, including mandating that we and our competitors refer qualifying customers to the Free File Program and governmental taxing authorities utilizing taxpayer information provided by employers, financial institutions, and other payers to “pre-populate,” prepare and calculate tax returns and distribute them to taxpayers. Under this “pre-populate” approach, the taxpayer could then review and contest the return or sign and return it, reducing the need for third-party tax return preparation services and the demand for our services and products, which could result in a Material Adverse Effect. We believe that governmental encroachment at both the U.S. federal and state levels in which we operate could present a continued competitive threat to our Tax Software business for the foreseeable future.
Deficiencies in service or performance of the financial or software products we offer, competitive pressures on pricing of such services or products, or other market declines may cause our Wealth Management and Tax Software businesses to decline.
Customer service and performance are important factors in the success of our Wealth Management business, while customer service, ease-of-use, and product performance and accuracy are important factors in the success of our Tax Software business. Strong customer service and product performance help increase customer retention and generate sales of products and services. In contrast, poor service or poor performance of our financial or software products could impair our revenues and earnings, as well as our prospects for growth. In our Wealth Management business, clients can terminate their relationships with us or our financial professionals at will, and in our Tax Software business, deficiencies in our service or product performance could lead customers to choose a competitor’s product or services. There can be no assurance as to how future performance of financial or software products will compare to that of our competitors, and, in the context of financial investment products, historical performance is not indicative of future returns. Particularly, for the Wealth Management business, a decline or perceived decline in performance, on an absolute or relative basis, could cause a decline in sales of mutual funds and other investment products, an increase in redemptions and the termination of asset management relationships. Such actions may reduce our aggregate amount of advisory assets and reduce management fees. Poor performance could also adversely affect our ability to expand the distribution of our products through independent financial professionals.
In addition, the emergence of new financial or software products or services from others, or competitive pressures on pricing of such services or products, may result in the (i) loss of clients or accounts in our Wealth Management business and (ii) loss of customers in our Tax Software business. We must also monitor the pricing of our services and financial and software products in relation to competitors and periodically may need to adjust costs and fee structures to remain competitive.
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
Blucora, Inc. | 2021 Form 10-K 19

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
For the Tax Software business, competition from other tax preparation service providers, such as free or reduced fee products to attract customers, could adversely affect our business. Customers of our Tax Software business could also select another tax preparation service or software for any number of reasons, including other competitors offering additional rewards and/or bundled or unbundled products and services that we do not currently offer, providing services or software that may provide higher levels of interaction or service, be easier to use, faster, or lower cost. A reduction in the number of customers and the resulting decrease in revenues and earnings could have a Material Adverse Effect.
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
Asset management fees often are primarily comprised of base management and incentive fees, and investment advisers generally are experiencing advisory fee compression due to intense competition. Management fees are primarily based on advisory assets, which are impacted by net inflow/outflow of customer assets and market values. Below-market performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new customers and thus further impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, as the total amount of our advisory assets increases as a percentage of our total client assets, our results of operations may become substantially more dependent on revenue generated from management fees. In periods of declining market values, our advisory assets may also decline, which would negatively impact our fee revenues. This risk would become further exacerbated the more dependent our business becomes on revenues from management fees, and our ability to effectively offset declining management fee revenue through commission-based revenues may be limited. In addition, because advisory fees are based on advisory assets on the last day of each quarter, our revenues may be negatively impacted by the timing of market movements relative to when clients are billed. Any of the foregoing could result in a Material Adverse Effect.
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
Blucora, Inc. | 2021 Form 10-K 20

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
We have faced, and may in the future face, difficulties in attracting and retaining key in-house financial professionals. If any of our in-house financial professionals leave us, clients that worked with such in-house financial professionals may be unhappy and terminate their relationships with us. Departures of our in-house financial professionals have in the past resulted, and could in the future result, in lost relationships with CPA firms and clients, which has led, and could in the future lead, to a reduction in client asset levels and a corresponding reduction in advisory revenue, as well as the loss of referrals.
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
Moreover, the costs associated with successfully attracting and retaining financial professionals could be significant, and we may not generate sufficient revenues from those financial professionals’ business to offset such costs. Designing and implementing new or modified compensation arrangements and equity structures to successfully attract and retain financial professionals is complicated. Changes to these arrangements could themselves cause instability within our existing investment teams and negatively impact our financial results and ability to grow. In addition, our compensation arrangements with our financial professionals are primarily based on client transaction and/or client asset levels, which we believe incentivizes appropriate financial professional performance and assists in attracting and retaining successful financial professionals. Our cost of revenue (which includes commissions and advisory fees paid to financial professionals) may fluctuate from quarter-to-quarter depending on the amount of commissions we are required to pay to our financial professionals, and if the amounts we are required to pay are different than our expectations, our operating results may be adversely impacted.
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

Blucora, Inc. | 2021 Form 10-K 21

The current COVID-19 pandemic could have a Material Adverse Effect.
The COVID-19 pandemic, including precautionary measures and societal response, has caused economic instability and uncertainty in the United States and globally. The various precautionary measures and accommodations taken by many governmental authorities in the United States and around the world in order to limit the spread of COVID-19, as well as the societal response, have had, and could continue to have, an adverse effect on the U.S. and global markets and economy, including on the availability of and costs associated with employees, resources, and other aspects of the global economy. The availability of key employees may be limited because of illness, death, quarantine, or caring for family members due to COVID-19 disruptions or illness. These factors have caused, and could continue to cause, significant disruptions to our business and operations and the operations of our financial professionals and increased costs and burdens associated with staffing and conducting our operations and could also increase our risk of being subject to contract performance claims or increase the risk that our counterparties fail to perform under their respective contracts or commitments, if we or they are unable to deliver according to the terms of such contracts or commitments and do not have the ability to claim force majeure. The extent to which the COVID-19 pandemic may impact our results in the future will depend on future developments, which are highly uncertain and cannot be predicted, including the duration and scope of the COVID-19 pandemic, the emergence of new variants of the virus, the likelihood of a resurgence of positive cases, the effectiveness, availability and acceptance of vaccines, global economic conditions during and after the COVID-19 pandemic and governmental actions that have been taken, or may be taken in the future, in response to the COVID-19 pandemic.
The COVID-19 pandemic has had a material negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities and debt markets, and as a result, has negatively impacted both our Wealth Management and Tax Software businesses.
In our Wealth Management business, this economic and financial market disruption negatively impacted the value of some of our clients’ assets in the first quarter of 2020, which caused a corresponding decline in the amount of revenue that we derived from these client assets. Further, beginning in the first quarter of 2020, we experienced a decline in commission revenue from lower trading volumes. While positive financial market movement in the second, third and fourth quarters of 2020 and in 2021 increased advisory and brokerage asset balances, there could be additional economic and market disruption as a result of COVID-19 pandemic that could lead to additional decline in client assets. In addition, our client assets could also materially decline as a result of clients being forced to rely on their investments due to the macroeconomic effect of COVID-19. A decline in client assets would lead to a corresponding decline in revenue from client assets. Additionally, in response to this economic and market disruption, the Federal Reserve decreased the federal funds rate in 2020 and maintained a low-interest rate environment in 2021, causing a significant decline in cash sweep revenue. Although the Federal Reserve has recently signaled adjustments to monetary policy that would increase the federal funds rates, if the Federal Reserve does not increase, or further decreases the federal funds rates, cash sweep revenue would continue to be negatively impacted. Overall, we expect that revenues in our Wealth Management business will remain susceptible to being adversely affected in future periods in which pandemic-influenced market factors remain present. The COVID-19 pandemic has also affected the business of our financial professionals in many ways. For example, our financial professionals have not been able to meet with clients face-to-face at times during the pandemic, and they also had to assist clients through extended tax seasons in 2020 and 2021 and in applying for loans under the U.S. Small Business Administration’s Paycheck Protection Program. In addition, during 2020 and 2021, they have had significantly less opportunities, and have at times been unable, to attend conferences and share ideas with other financial professionals. This sustained change in business or the loss of financial professionals who are not able to continue their business during this difficult time could lead to lower revenue and could have a Material Adverse Effect.
In our Tax Software segment, our revenue and operating income generation is highly seasonal, with a significant portion of our annual revenue typically earned in the first four months of our fiscal year. During the third and fourth quarters, the Tax Software segment typically reports losses because revenue from the segment during this period is minimal while core operating expenses continue. The IRS extended the filing and payment deadline for tax year 2019 federal tax returns to July 15, 2020 as a result of the COVID-19 pandemic. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first and second quarters to the third quarter of 2020. In addition, sales and marketing expenses were elevated in 2020 due to incremental investment in March 2020 to address weak performance through the first two months of the tax season, as well as increased marketing required due to the extended tax season. Additionally, the IRS was selected by the U.S. Congress as the vehicle for distribution of the first round of Economic Impact Payments (“EIP1”), which caused significant disruption to the 2020 tax season. As a result of the extension of the
Blucora, Inc. | 2021 Form 10-K 22

2020 tax season and the EIP1 disruption, our results of operations for our Tax Software segment were negatively impacted in 2020 compared to prior years.
As a result of the continued impact of the COVID-19 pandemic, including disruptions associated with the distribution of the second and third rounds of Economic Impact Payments, the IRS delayed the start of the 2021 tax season and extended the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021. In addition, the IRS extended the federal filing and payment deadline for Texas, Louisiana, and Oklahoma to June 15, 2021. Beyond federal filings, the majority of states also extended their filing and payment deadlines for tax year 2020 state tax returns. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first quarter of 2021 to the second quarter of 2021. If the IRS delays the tax filing deadline in the future, we could face shifting of revenue or increased costs.
Errors in IRS communications regarding the child tax credit payments could cause a significant number of tax returns, even if otherwise completed accurately, to route to the IRS’s error resolution system, which could negatively impact the success of our tax software in 2022.
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
Our business and operations are substantially dependent on the performance of our key employees and our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel, including personnel with experience and expertise in the wealth management, tax preparation, and technology industries. Qualified personnel with experience relevant to our business are scarce, and competition to recruit them is intense. Changes of management or key employees may disrupt operations, and if we lose the services of one or more key employees, including potential losses of key employees due to COVID-19 disruptions, illness, or death and are unable to recruit and retain a suitable successor with relevant experience or if we fail to successfully hire, retain and manage a sufficient number of highly qualified employees, we may have difficulties in timely managing, supporting or expanding our business which could cause a Material Adverse Effect. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees. There can be no assurance that any retention program we initiate will be successful at retaining employees, including key employees.
We use stock options, restricted stock units, and other equity-based awards, along with cash-based bonus programs, to recruit and retain senior-level employees and financial professionals. With respect to those employees or financial professionals to whom we issue such equity-based awards, we face a significant challenge in retaining them if the value of equity-based awards in the aggregate or individually is either not deemed by the employee or financial professional to be substantial enough or deemed so substantial that the employee or financial professional leaves after their equity-based awards vest. If the value of equity-based awards granted to our key employees declines, we may be unsuccessful in retaining our key employees and financial professionals. We may undertake or seek stockholder approval to undertake other equity-based programs to retain key personnel, which may be viewed
Blucora, Inc. | 2021 Form 10-K 23

as dilutive to our existing stockholders or may increase our compensation costs. There can be no assurance that any such programs, if approved by our stockholders, or any other incentive programs, would be successful in motivating and retaining our employees.
Changes in economic, political and other factors could have a Material Adverse Effect on our business.
Our Wealth Management business operates in the United States with broad exposure to the global financial markets, and our Tax Software business offers tax filing services in the federal jurisdiction of the United States and various state jurisdictions. Accordingly, we are affected by United States and global economic and political conditions that directly and indirectly impact a number of factors in the domestic and global financial markets and economies, which may be detrimental to our operating results. In addition, as a result of the SimpleTax sale in September 2019, all of our revenue is now earned within the United States, and therefore, economic conditions in the United States have an even greater impact on us than companies with an international presence.
Domestic and international factors that could affect our business include, but are not limited to, trading levels, investing, origination activity in the securities markets, security and underlying asset valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, the supply of and demand for loans and deposits, United States and foreign government fiscal and tax policies, United States and foreign government ability, real or perceived, to avoid defaulting on government securities, inflation, decline and stress or recession in the United States and global economies generally, terrorism, war and armed conflicts, economic sanctions, trade wars and their collateral impacts, the impact of the United Kingdom’s exit from the European Union, climate change, natural disasters such as weather catastrophes, and widespread health emergencies, such as the COVID-19 pandemic. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, certain life events, and the level of consumer confidence and consumer debt, may substantially affect consumer loan levels and credit quality.
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
Blucora, Inc. | 2021 Form 10-K 24

“We may be negatively impacted by any future changes in tax laws” for a discussion of additional risks related to changes in the tax code.
Each of these factors could impact customer activity in our business and have a Material Adverse Effect. In addition, these factors may have an impact on our ability to achieve our strategic objectives and to grow our business.
If we are unable to develop, manage, and maintain critical third-party business relationships for our Wealth Management and Tax Software businesses, it could result in a Material Adverse Effect.
Our Tax Software and Wealth Management businesses are dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third-party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, and licensing partners, among others, in many areas of these businesses to deliver our services and products. In certain instances, the products or services provided through these third-party relationships may be difficult to replace or substitute, depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. The failure of third parties to provide acceptable and high-quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations, which may materially reduce our revenues and profits, cause us to lose customers, and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
Our Wealth Management business does not offer any proprietary financial products. Instead, it provides wealth, investment and insurance products through distribution agreements with third-party financial institutions, including banks, mutual funds, and insurance companies. These products are sold by our financial professionals, most of which are independent contractors. Maintaining and deepening relationships with these unaffiliated distributors and financial professionals is an important part of our growth strategy because strong third-party distribution arrangements enhance our ability to market our products and increase our advisory assets, revenues, and profitability. There can be no assurance that the distribution and financial professional relationships we have established will continue, or that they will continue under existing or favorable terms. Our distribution partners and financial professionals may cease to operate, consolidate, institute cost-cutting efforts, discontinue product sales or compensation streams, or otherwise terminate their relationship with us. Any such reduction in access to third-party distributors and financial professionals may have a Material Adverse Effect on our ability to market our products and to generate revenue in our Wealth Management segment. In addition, there are risks associated with our third-party clearing and custody firm that we rely on to provide clearing and custody services for our Wealth Management business, including the potential adverse effects to our business if they are unable to provide timely service to us (or not provide service at all), or if they are unable to adapt to industry and technological changes.
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
The products and services offered by our Wealth Management and Tax Software businesses are reliant on products, tools, platforms, systems and services provided by key vendors and partners, including in the case of our Wealth Management business, third-party CPA firms and financial professionals. If these third-party products, tools, platforms, systems and services do not operate as anticipated, our ability to conduct and grow our operations and execute our business strategy could be materially harmed and we could incur harm to our business and reputation, as well as potentially significant costs to improve or replace such products and services.
Our business is reliant upon various providers of financial, accounting, technology, marketing, and business products, tools, platforms, systems and services that we use to conduct operations relating to our Wealth Management and Tax Software businesses. In our Wealth Management business, these key relationships include, among others, our network of financial professionals and CPA partner firms, the provider of our clearing platform,
Blucora, Inc. | 2021 Form 10-K 25

and the provider our investment advisory platform, each of which we rely on to conduct many business activities and transactions with clients, financial professionals, vendors and other third parties.
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
If our goodwill or acquired intangible assets become impaired, we have been, and in the future may be, required to record a significant impairment charge, which could result in a Material Adverse Effect.
We are required to evaluate goodwill and acquired intangible assets for impairment at least annually or more frequently if there are indicators that the carrying amount of our goodwill and acquired intangible assets, which consist primarily of our financial professional, customer, and sponsor relationships, our technology and our trade names, exceed their fair value. For these impairment tests, we use various qualitative or quantitative methods to estimate the fair value of our goodwill and acquired intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. As of December 31, 2021, we had $454.8 million of goodwill and $302.3 million of acquired intangible assets on our consolidated balance sheets. For the year ended December 31, 2020, in connection with the Wealth Management reporting unit, we recorded a non-cash impairment charge of $270.6 million, as discussed further in “Item 8. Financial Statements and Supplementary Data—Note 5.” For the year ended December 31, 2019, we recorded a non-cash impairment charge of $50.9 million for our HD Vest indefinite-lived trade name, as discussed further in Item 8. Financial Statements and Supplementary Data—Note 5.
It is possible that we could have additional impairment charges for goodwill or acquired intangible assets in future periods if, among other things, (i) overall economic conditions in current or future years decline, (ii) business conditions or our strategies for a specific business unit or our trade names change from our current strategies or assumptions, (iii) we suffer from an event that impacts our reputation or brand, or (iv) we experience significant unfavorable changes in our forecasted revenue, expenses, cash flows, weighted average cost of capital, and/or market valuation multiples. If we divest or discontinue businesses or products that we previously acquired or if the value of those parts of our business become impaired, we also may need to evaluate the carrying value of our goodwill. Any such charges could negatively impact our operating results and could cause a Material Adverse Effect.
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
We offer our digital tax preparation products and services through our website and through our mobile applications. If our customers do not deem our website or our mobile applications user friendly or if they deem our competitors’ websites or mobile applications more user friendly or better than ours, our market share could decline, which could have a Material Adverse Effect. In addition, we regularly make upgrades to the technology we use for our tax preparation products, and these upgrades are expected to provide a better user experience and help us to
Blucora, Inc. | 2021 Form 10-K 26

keep existing customers or attract new customers. If our mobile applications or the other upgrades we make to the technology we use in our Tax Software business are not successful, it could result in wasted development costs or damage to our brands and market share, any of which could have a Material Adverse Effect. We may also encounter problems in connection with our mobile application, and we may need to devote significant resources to the creation, support, and maintenance of new user experiences.
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
Our Tax Software and Wealth Management businesses collect, use, and retain large amounts of confidential personal and financial information from their customers. Maintaining the integrity of our systems and networks is critical to the success of our business operations, including the retention of our customers and financial professionals, and to the protection of our proprietary information and our customers’ personal information. A major breach or failure of our systems or those of our third-party service providers or partners may have materially negative consequences for our business, including possible fines, penalties and damages, reduced demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services or accept and process customer credit card orders or tax returns.
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
While we maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, this insurance is subject to exclusions and may not be sufficient to protect us against all losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition, or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks as well as the adoption, implementation, and maintenance of appropriate security measures. We could also suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins, inappropriate access, or other
Blucora, Inc. | 2021 Form 10-K 27

developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
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
During the period in which any of our services or products are unavailable, we could be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide such services or products. We could face significant losses as a result of these events, and our business interruption insurance may not be adequate to compensate us for all potential losses, which could result in a Material Adverse Effect. Our Tax Software and Wealth Management businesses have business continuity plans that include secondary disaster recovery centers, but if their primary data centers fail and those disaster recovery centers do not fully restore the failed environments, our business could suffer. In particular, if such interruption occurs during the tax season, it could have a Material Adverse Effect on our Tax Software business.
If our Tax Software business fails to process transactions effectively or fails to adequately protect against disputed or potential fraudulent activities, it could have a Material Adverse Effect, and stolen identity refund fraud could result in negative publicity and/or impede our Tax Software customers’ ability to timely and successfully file their tax returns and receive their tax refunds.
Our Tax Software business processes a significant volume and dollar value of transactions on a daily basis, particularly during tax season. Due to the size and volume of transactions that we handle, effective processing systems and controls are essential to ensure that transactions are handled appropriately. Despite our efforts, it is possible that we may make errors or that fraudulent activity may affect our services. In addition to any direct damages and fines that may result from any such problems, which may be substantial, a loss of confidence in our controls may materially harm our business and damage our brand. The systems supporting our Tax Software business are comprised of multiple technology platforms, some of which are difficult to scale. If we are unable to effectively manage our systems and processes, we may be unable to process customer data in an accurate, reliable, and timely manner, which could result in a Material Adverse Effect.
Additionally, criminals may utilize stolen information obtained through hacking, phishing, and other means of identity theft in order to electronically file fraudulent federal and state tax returns. As a result, impacted taxpayers must complete additional forms and go through additional steps in order to report to appropriate authorities that their identities have been stolen and their tax returns were filed fraudulently. Though we offer assistance in the refund recovery process, any stolen identity refund fraud could impede our Tax Software customers’ ability to timely and successfully file their tax returns and receive their tax refunds, and could diminish customers’ perceptions of the security and reliability of our tax preparation products and services, resulting in negative publicity, despite having been no breach in the security of our systems. Moreover, if stolen identity refund fraud is perpetrated at a material level through our tax preparation products or services, state, federal, or foreign tax authorities may refuse to allow us to continue to process our customers’ tax returns electronically. Notably, federal, state, and foreign governmental authorities in jurisdictions in which we operate have taken action, and may take action in the future, in an attempt to combat stolen identity refund fraud, which may require changes to our systems and business practices in ways we cannot anticipate. As a result, stolen identity fraud, or any increased governmental regulation relating to our systems and business practices to attempt to combat that fraud, could result in a Material Adverse Effect on our Tax Software business.

Blucora, Inc. | 2021 Form 10-K 28

The specialized and highly seasonal nature of our Tax Software business presents financial risks and operational challenges, which, if not satisfactorily addressed, could result in a Material Adverse Effect.
Our Tax Software business is highly seasonal, with a significant portion of our annual revenue for such services typically earned in the first four months of our fiscal year, subject to the extension of tax filing deadlines as experienced in 2020 and 2021. The concentration of our revenue-generating activity during this relatively short period presents a number of challenges for us, including cash and resource management during the last eight months of our fiscal year, when our Tax Software business generally operates at a loss and incurs fixed costs of preparing for the upcoming tax season, responding to changes in competitive conditions, including marketing, pricing, and new product offerings, which could affect our position during the tax season, and ensuring optimal uninterrupted operations and service delivery during the tax season. If we experience significant business disruptions during the tax season or if we are unable to satisfactorily address the challenges described above and related challenges associated with a seasonal business, it could result in a Material Adverse Effect.
Additionally, due to this seasonality of our Tax Software business, a precise development and release schedule is required, and our tax preparation software and online service must be ready to launch in final form near the beginning of each calendar year to take advantage of the full tax season. We must update the code for our software and service on schedule each year to account for annual changes in tax laws and regulations and ensure that the software and service are accurate. Delayed and unpredictable changes to federal and state tax laws and regulations can cause an already tight development cycle to become even more challenging. If we are unable to meet this precise schedule and we launch our software and service late, we risk losing customers to our competitors. If we cannot develop our software with a high degree of accuracy and quality, we risk errors in the tax returns that are generated. Any delays, issues with accuracy or quality, or other errors could result in loss of reputation, lower customer retention, or legal claims, fees, and payouts related to the warranty on our software and service, which could result in a Material Adverse Effect on our Tax Software business.
See “The current COVID-19 pandemic could have a Material Adverse Effect.” for additional information regarding the impact of COVID-19 on the seasonal nature of our Tax Software business.
Climate change may adversely impact our operations and financial results.
Climate change may cause extreme weather events that disrupt operations at one or more of our offices, which may negatively affect our ability to provide service to our clients and our financial professionals and the ability of our financial professionals to interact with their clients. Climate change may also have a negative impact on the financial condition of our clients, which may decrease revenues from those clients. New regulations or guidance relating to climate change, as well as the perspectives of shareholders, employees, and other stakeholders regarding climate change, may affect whether and on what terms and conditions we engage in certain activities or offer certain products.
The United States government’s inability to agree on a federal budget, and/or its decision to issue additional Economic Impact Payments, may adversely impact our operations and financial results.
The IRS is currently operating under an extended continuing resolution and without a confirmed budget. In the past, the failure of the United States government to timely complete its budget process has resulted in shutdowns of the federal government. During these shutdowns, certain regulatory agencies, such as the IRS and the United States Department of the Treasury, have had to furlough critical employees and cease certain critical activities.
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
During the COVID-19 pandemic, the IRS has closed a number of its service centers. Any uncertainty surrounding the ability of the IRS to process tax return filings and Economic Impact Payments and respond to taxpayer questions could cause our customers not to purchase or to delay purchasing our products and services, thereby negatively impacting our revenues and future financial results, which could result in a Material Adverse Effect on our Tax Software business.
Blucora, Inc. | 2021 Form 10-K 29

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
We also maintain a compliance program designed to identify, measure, assess, and report on adherence to applicable laws, policies and procedures to which we and our employees, contractors and financial professionals may be subject. While we seek to assess and improve our programs and policies on an ongoing basis, there can be no assurance that our risk management or compliance programs and policies, along with other related controls, will effectively limit claims or losses and mitigate all risk in our business. As with any risk management or compliance framework, there are inherent limitations to our risk management strategies and certain risks may exist, or develop in the future, that we have not appropriately anticipated or identified, particularly relating to conduct that is difficult to detect and deter. If these frameworks, including the internal controls and other risk-mitigating factors we employ, are not successful in identifying, monitoring and managing risks, we may be subject to the risks of errors and misconduct by our employees, contractors, financial professionals and other parties with whom we conduct business, such as fraud, non-compliance with policies, rules or regulations, recommending transactions that are not suitable, and improperly using or disclosing confidential information. We are further subject to the risk of nonperformance or inadequate performance of contractual obligations by third-party vendors of products and services that are used in our business. Management of operational, legal and regulatory risks requires, among other things, policies and procedures to record properly and verify a large number of transactions and events, and these policies and procedures may not be fully effective in mitigating our risk exposure in all market environments or against all types of risk. Insurance and other traditional risk-shifting tools may be held by or available to us in order to manage certain exposures, but they are subject to terms such as deductibles, coinsurance, limits and policy exclusions, as well as the risk of counterparty denial of coverage, default or insolvency. If our risk management and compliance framework prove ineffective, we could suffer unexpected claims or losses, experience reputational harm, and/or cause a Material Adverse Effect.
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
Blucora, Inc. | 2021 Form 10-K 30

For example, 1st Global (which is now known as Avantax Investment Services, Inc.) recently consented to a settlement with the SEC in which we agreed (without admitting or denying the findings set forth in the SEC’s Order) to pay disgorgement, interest and a penalty in the total amount of $16.9 million, as part of the SEC’s broad review of wealth management firms related to mutual fund share class selection disclosures that began in 2018. Regulators, such as the SEC or FINRA, may pursue similar initiatives in the future, and there can be no guarantee that such initiatives would not cause a Material Adverse Effect.
The regulatory environment in which our Wealth Management business operates is continually evolving, and the level of financial regulation to which we are subject has generally increased in recent years. Regulators have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we will market products and services in our Wealth Management business, manage our Wealth Management business operations, and interact with regulators. The Biden administration may undertake a broad review of U.S. fiscal laws and regulations. If significant changes are enacted as a result of this review, such changes could negatively impact our Wealth Management business and cause a Material Adverse Effect.
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
Avantax Wealth Management distributes its products and services through financial professionals who affiliate with us as independent contractors. Legislative, judicial, or regulatory (including tax) authorities or agencies could introduce and approve proposals or legislation or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of certain of our financial professionals as independent contractors. Although we believe we have properly classified certain of our financial professionals as independent contractors, the IRS or other U.S. federal or state authorities or similar authorities may determine that we have misclassified certain of our financial professionals as independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties, which could have a Material Adverse Effect on our business model, financial condition, and results of operations.
In addition, the SEC and FINRA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, our Wealth Management business is subject to Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related requirements of self-regulatory organizations, which specify minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. As a result of the Net Capital Rule, our ability to withdraw capital from our subsidiaries that comprise our Wealth Management business could be restricted, which in turn could limit our ability to operate the business, repay debt, or redeem or purchase shares of our outstanding stock, or pay dividends, which could have a Material Adverse Effect. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.
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
Blucora, Inc. | 2021 Form 10-K 31

Government regulation of our business, including increased regulation or the interpretation of existing laws, rules or regulations, could have a Material Adverse Effect.
We are subject to federal, state, and local laws, rules, and regulations that affect our business, such as financial services, data privacy, and security requirements, tax, digital content, employment, consumer protection, and fraud protection, among others. In addition, there have been significant new regulations and heightened focus by the government on many of the laws, rules, and regulations that affect both our Wealth Management and our Tax Software businesses. As we expand our products and services and revise our business models, we may become subject to additional government regulation or increased regulatory scrutiny. Regulators may adopt new laws, rules, or regulations, or their interpretation of existing laws, rules, or regulations may differ from our interpretation or the laws, rules, and regulations of other jurisdictions in which we operate. If we are found to not be in compliance with certain laws, rules or regulations, it could have a Material Adverse Effect. Increased or new regulatory requirements or changes in the interpretation of existing laws, rules or regulations could, among other things, result in penalties, fines and disgorgement, impose significant limitations on the way we conduct our business, require changes to our business, require certain notifications to customers or employees, restrict our use of personal information, cause our customers to cease utilizing our products or services, make our business more costly, less efficient, or impossible to conduct, require us to modify our current or future products or services in a manner that is detrimental to our business and result in additional compliance costs, any of which could have a Material Adverse Effect.
The tax preparation industry continues to receive heightened attention from federal and state governments. New legislation, regulation, public policy considerations, changes in the cybersecurity environment, litigation by the government or private entities, or new interpretations of existing laws may result in greater oversight of the tax preparation industry, restrict the types of products and services that we can offer or the prices we can charge, or otherwise cause us to change the way we operate our Tax Software business or offer our tax preparation products and services. We may not be able to respond quickly to such regulatory, legislative, and other developments, and these changes may in turn increase our cost of doing business and limit our revenue opportunities. In addition, if our practices are not consistent with new interpretations of existing laws, rules, or regulations, we may become subject to lawsuits, penalties, fines, and other liabilities that did not previously apply. We are also required to comply with Federal Trade Commission (the “FTC”) requirements and a variety of state revenue agency standards. Requirements imposed by the FTC or state agencies, including new requirements or their interpretation of existing laws, rules, or regulations, could be burdensome on our business, cause us to lose market share due to product changes we are required to implement, or may significantly increase the costs of providing those services to our customers and may prevent us from delivering a quality product to our customers in a timely manner and at an acceptable price, all of which could have a Material Adverse Effect. In addition, in our Tax Software business, we generate revenue from certain financial products related to our tax preparation software and services. These products include prepaid debit cards on which a tax filer may receive his or her tax refund and the ability of certain of our users to have the fees for our services deducted from their tax refund. Any regulation of these products by state or federal governments, or any competing products offered by state and federal tax collection agencies, could materially and adversely impact our revenue from these financial products.
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
Blucora, Inc. | 2021 Form 10-K 32

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
Complex and evolving U.S. and international laws and regulations regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations or otherwise harm our business, and concerns about the current privacy and cybersecurity environment, generally, could deter current and potential customers from adopting our products and services and damage our reputation.
Regulations related to data processing by online service providers is evolving as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer, and use of data. This includes, for example, the European Union’s General Data Protection Regulation, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Colorado Privacy Act, the Virginia Consumer Data Privacy Act, the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act, the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, and further potential federal and state requirements. If we are unable to engineer products that meet these evolving requirements or help our customers meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
Other governmental authorities throughout the U.S. and around the world are considering similar types of legislative and regulatory proposals. Each of these privacy, security, and data protection laws and regulations could impose significant limitations, require changes to our business, require notification to customers or workers of a security breach, restrict our use or storage of personal information, or cause changes in customer purchasing behavior, which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make customers less likely to purchase our products and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims, or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties, and other damages. We have incurred, and may continue to incur, significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
Additionally, the continued occurrence of cyberattacks and data breaches against governments, businesses individuals, indicates that we operate in an external environment where cyberattacks and data breaches are increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which customers often share sensitive financial data. In addition, the increased availability of data unlawfully released as a result of breaches of third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, certain types of indents could damage our reputation and deter current and
Blucora, Inc. | 2021 Form 10-K 33

potential customers from adopting our products and services or lead customers to cease using online and connected software products to transact financial business altogether.
We have begun, and currently plan to continue, increasing our volume of capture and scope of our use of user data for marketing purposes. In connection with our use of user data for marketing efforts, concerns may be expressed about whether our products, services, or processes compromise the privacy expectations of users, customers and others. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy related matters, even if unfounded, could damage the reputation of our business and our brands and adversely affect our operating results.
We may be negatively impacted by any future changes in tax laws.
Changes in state and federal tax laws and/or filing deadlines, including changes associated with the Economic Impact Payments, have required, and may in the future require updates to our tax preparation software used in our Tax Software business. Such updates are costly and may be time consuming to ensure that they accurately reflect the new laws that are adopted. In addition, further changes in the way that state and federal governments structure their taxation regimes could also cause a Material Adverse Effect on our Tax Software business. The introduction of a simplified or flattened federal or state taxation structure may make our services less necessary or attractive to individual filers, which could reduce revenue and the number of units sold. We also face risk from the possibility of increased complexity in taxation structures, which may encourage some of our customers to seek professional tax advice instead of using our software or services. In the event that such changes to tax structures cause us to lose market share or cause a decline in customers, it could cause a Material Adverse Effect.
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

Blucora, Inc. | 2021 Form 10-K 34

Risks Related to Our Acquisitions
We may fail to realize all of the anticipated benefits of acquisitions or those benefits may take longer to realize than expected.
We completed the acquisitions of 1st Global in 2019 and HKFS in 2020. We may fail to realize all of the anticipated benefits of these acquisitions, including the expected operational, revenue, and cost synergies with our Wealth Management business and the level of revenue and profitability growth that we are expecting, or these benefits may not be achieved within the anticipated timeframe.
Additionally, as part of our business plan, we also have entered, and may in the future enter, into agreements with Avantax Wealth Management financial professionals whereby we acquire their financial services business and, following the consummation of the transaction, we serve their clients through our in-house financial professionals. We might not be successful in consummating these transactions; we may not realize the anticipated benefits from the transactions that we do consummate; and we could lose clients who may be unhappy with these acquisitions following their completion.
We may face certain integration challenges associated with these acquisitions, which could divert management’s attention from ongoing operations and opportunities. We may also face difficulties in managing the expanded operations of a significantly larger and more complex company.
Furthermore, we have incurred significant transaction costs in connection with the HKFS Acquisition, including payment of certain fees and expenses incurred in connection with the HKFS Acquisition and the financing of the HKFS Acquisition, and our future financial results could be impacted if goodwill or other intangible assets we acquired in the HKFS Acquisition become impaired.
The failure to realize the anticipated benefits of these acquisitions could cause an interruption of, or a loss of momentum in, our operations and could result in a Material Adverse Effect.
We may seek to acquire companies or assets that complement our Wealth Management and Tax Software businesses, and we may be unsuccessful in completing any such acquisitions on favorable terms or integrating any company acquired.
We may seek to acquire companies or assets that complement our Wealth Management and Tax Software businesses. There can be no guarantee that any of the opportunities that we evaluate will result in the purchase by us of any business or asset being evaluated, that we will be able to successfully integrate businesses that we have acquired or may in the future acquire, or that these acquisitions will yield all of the positive benefits and synergies anticipated.
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
We are party to a senior secured credit facility, which consists of a term loan (the “Term Loan”) and revolving line of credit (the “Revolver”) for future working capital, capital expenditures and general business purposes. As of December 31, 2021, we had $561.3 million in principal amount of outstanding indebtedness under the Term Loan and no amounts outstanding under the Revolver. The final maturity date of the Term Loan and Revolver is May 22, 2024 and February 21, 2024, respectively. Under the terms of the Revolver, we may borrow up to $90.0 million, subject to customary terms and conditions.
Blucora, Inc. | 2021 Form 10-K 35

Our level of indebtedness may materially and adversely impact our financial condition and future financial results by, among other things:
•increasing our vulnerability to downturns in our business, to competitive pressures, and to adverse economic and industry conditions;
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
Although we believe that existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated cash needs for servicing debt, working capital, acquisition earn-out payments, and capital expenditures for at least the next 12 months, the underlying levels of revenues and expenses that we project may not prove to be accurate. As of December 31, 2021, we had $561.3 million in principal amount of outstanding indebtedness under the Term Loan and no amounts outstanding under the Revolver. Servicing this debt will require the dedication of a portion of our expected cash flow from operations, thereby reducing the amount of our cash flow available for other purposes. In addition, our ability to make scheduled payments of the principal of, to pay interest on, or to refinance our indebtedness depends on our future performance, which is subject to the seasonality of our Tax Software segment, as well as other economic, financial, competitive, and other factors beyond our control. Our business may not continue to generate cash flow from operations sufficient to service our debt and make necessary capital expenditures. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Changes in the debt and capital markets, including market disruptions, limited liquidity, an increase in interest rates, changes in our credit rating, and our financial condition and results at such time, among other potential factors, may limit our ability to obtain or increase the cost of financing, as well as the risks of refinancing maturing debt. This may affect our ability to raise needed financing and reduce the amount of cash available to fund our operations, acquisitions, or other growth initiatives.
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
Blucora, Inc. | 2021 Form 10-K 36

Risks Related to Our Common Stock
Our stock price has been highly volatile and such volatility may continue.
The trading price of our common stock has been highly volatile, and such volatility does not always correspond to fluctuations in the market. Between January 1, 2020 and December 31, 2021, our closing stock price ranged from $8.82 to $26.00. On February 18, 2022, the closing price of our common stock was $19.53. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this Form 10-K and the following:
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
•the seasonality of our Tax Software business and the resulting large quarterly fluctuations in our revenues;
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
Blucora, Inc. | 2021 Form 10-K 37

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
Actions of activist stockholders could adversely affect our business and stock price and cause us to incur significant expenses.
Although we strive to maintain constructive, ongoing communications with all our stockholders, and welcome their views and opinions with the goal of enhancing value for all our stockholders, certain activist stockholders may from time to time engage in proxy solicitations, advance stockholder proposals, or otherwise attempt to effect changes or acquire control over the Company. We have been the target of a proxy contest initiated by an activist stockholder in both 2021 and 2022. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as return of capital to stockholders or sales of assets or the entire company. Responding to proxy contests, proposals, and other actions by activist stockholders has required, and may in the future require, us to incur significant legal and consulting costs, proxy solicitation expenses, and administrative and associated costs. In addition, responding to proxy contests, proposals, and other actions by activist stockholders may divert the attention of our board of directors, management team and employees and disrupt our business and operations, as has occurred in the past.
Perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team could arise from proposals by activist stockholders or a proxy contest. Such perceived uncertainties could interfere with our ability to execute our strategic plans, be exploited by our competitors and/or other activist stockholders, result in the loss of potential business opportunities, make it more difficult to attract and retain financial professionals and qualified employees, and adversely impact our relationship with existing and potential business partners, any of which could have a material adverse effect on our business, financial condition, and operating results.
Further, actual or perceived actions of activist stockholders may cause significant fluctuations in our stock price based upon temporary or speculative market perceptions or other factors that do not necessarily reflect the Company’s underlying fundamentals and prospects.
Additionally, we have, and may in the future, become party to litigation as a result of matters arising in connection with a proxy contest or other activist stockholder actions, which could serve as a distraction to our board of directors and management and could require us to incur significant additional costs.
Blucora, Inc. | 2021 Form 10-K 38

We cannot assure you we will continue to repurchase shares of our common stock pursuant to our stock repurchase plan.
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. For the year ended December 31, 2019, we repurchased 1.3 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of $28.3 million. On December 9, 2021, we announced that our board of directors authorized the Company to repurchase an additional $28.3 million of our common stock under the stock repurchase plan, bringing the total authorized repurchases under the stock repurchase plan back to $100.0 million.
Pursuant to the stock repurchase plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, our capital allocation policy, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares and may be suspended or discontinued at any time. Any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
For the years ended December 31, 2021 and 2020, we did not repurchase any shares of our common stock under the stock repurchase plan; however, between January 1, 2022 and February 23, 2022, we repurchased approximately 0.6 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $11.0 million. The remaining authorized amount under the stock repurchase plan as of February 23, 2022 was approximately $89.0 million.
Our utilization of our federal NOLs may be severely limited or potentially eliminated.
As of December 31, 2021, we had federal NOLs of $105.2 million that will expire primarily between 2022 and 2037, with the majority of them expiring between 2022 and 2024. In 2021, we did not generate sufficient taxable income to utilize all of our federal NOLs that expired in 2021, and we may not generate sufficient taxable income in future years to utilize all of our federal NOLs prior to their expiration. If our federal NOLs expire unused, their full benefit will not be realized. In addition, in years where our taxable income exceeds our federal NOLs, we will be required to make federal cash income tax payments.
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
Blucora, Inc. | 2021 Form 10-K 39

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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our principal corporate office is located in Dallas, Texas. Our Wealth Management segment primarily operates out of our Dallas corporate office, with additional office space located in Dubuque, Iowa (obtained in connection with the HKFS Acquisition). The Wealth Management segment also has smaller operational offices for its in-house financial professionals in various locations throughout the United States. The lease for the headquarters of our Tax Software segment located in Cedar Rapids, Iowa, recently ended and our personnel are working remotely until we secure new office space in the same area. A portion of our Tax Software personnel operate out of our Dallas corporate office. All of our facilities are leased.
ITEM 3. Legal Proceedings
See “Item 8. Financial Statements and Supplementary Data—Note 10” for information regarding legal proceedings.
ITEM 4. Mine Safety Disclosures
None.
Blucora, Inc. | 2021 Form 10-K 40

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Our Common Stock
Our common stock trades on the NASDAQ Global Select Market under the symbol “BCOR.” On February 18, 2022, the last reported sale price for our common stock on the NASDAQ Global Select Market was $19.53 per share.
Holders
As of February 18, 2022, there were 309 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.
Share Repurchases
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. For the year ended December 31, 2019, we repurchased 1.3 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of $28.3 million. On December 9, 2021, we announced that our board of directors authorized the Company to repurchase an additional $28.3 million of our common stock pursuant to the stock repurchase plan, bringing the total authorized repurchases under the stock repurchase plan back to $100.0 million.
Pursuant to the stock repurchase plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date.
For the years ended December 31, 2021 and 2020, we did not repurchase any shares of our common stock under the stock repurchase plan; however, between January 1, 2022 and February 23, 2022, we repurchased approximately 0.6 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $11.0 million. The remaining authorized amount under the stock repurchase plan as of February 23, 2022 was approximately $89.0 million.
ITEM 6. [Reserved]

Blucora, Inc. | 2021 Form 10-K 41

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company’s financial condition, cash flows, and results of operations from management’s perspective and should be read in conjunction with our consolidated financial statements and notes thereto included under Part II, Item 8 in this Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See the section titled “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under Part I, Item 1A, in the section titled “Risk Factors.”
In addition, the following discussion and analysis compares our financial condition and results of operations for the year ended December 31, 2021 to the year ended December 31, 2020. For a discussion of the financial condition and results of operations for the year ended December 31, 2020 compared to the year ended December 31, 2019, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2020 that was filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2021.
Overview
Blucora, Inc. (the “Company,” “Blucora,” “we,” “our,” or “us”) is a leading provider of integrated tax-focused wealth management services and software, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms. Our mission is to enable financial success by changing the way individuals and families plan and achieve their goals through tax-advantaged solutions. We conduct our operations through two primary businesses: (1) the Wealth Management business and (2) the Tax Software business. Our common stock is listed on the NASDAQ Global Select Market under the symbol “BCOR.”
Wealth Management
Our Wealth Management business consists of the operations of Avantax Wealth Management and Avantax Planning Partners (collectively, the “Wealth Management business” or the “Wealth Management segment”).
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, CPA firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is a leading U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, operations, sales, and product support tools that enable them to offer tax-advantaged investing and wealth management services to their clients.
Avantax Planning Partners is an in-house/employee-based RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). We acquired HKFS in July 2020 (the “HKFS Acquisition”) and subsequently rebranded it in order to create tighter brand alignment through one common and recognizable brand. Any reference to Avantax Planning Partners in this Form 10-K is inclusive of HKFS.
Tax Software
Our Tax Software business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Software business,” or the “Tax Software segment”) and provides digital tax preparation services and ancillary services for consumers, small business owners, and tax professionals through its website www.TaxAct.com and its mobile applications. We referred to this business as the “Tax Preparation business” and “Tax Preparation segment” in previous filings.

Blucora, Inc. | 2021 Form 10-K 42

Business Environment
COVID-19 pandemic
The COVID-19 pandemic, including precautionary measures and societal response, has had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, has negatively impacted both our Wealth Management and Tax Software businesses.
In our Wealth Management business, this economic and financial market disruption negatively impacted the value of some of our clients’ assets in the first quarter of 2020, which caused a corresponding decline in the amount of revenue that we derived from these client assets. Further, beginning in the first quarter of 2020, we experienced a decline in commission revenue from lower trading volumes. Positive financial market movement in the second, third, and fourth quarters of 2020 and in 2021 increased advisory and brokerage asset balances, with higher client asset balances benefiting advisory fees and trailing commissions. Additionally, in response to this economic and market disruption, the Federal Reserve decreased the federal funds rate in 2020 and maintained a low-interest rate environment in 2021, causing a significant decline in cash sweep revenue. The Federal Reserve has signaled adjustments to monetary policy that would increase the federal funds rates, which we expect would positively impact cash sweep revenue. If the Federal Reserve does not increase, or further decreases, the federal funds rates, cash sweep revenue would continue to be negatively impacted. Overall, we expect that revenues in our Wealth Management business will remain susceptible to being adversely affected in future periods in which pandemic-influenced economic and market factors remain present.
In our Tax Software segment, the Internal Revenue Service (“IRS”) extended the filing and payment deadline for tax year 2019 federal tax returns to July 15, 2020 as a result of the COVID-19 pandemic. This extension resulted in elevated sales and marketing expenses in 2020. Additionally, the IRS was selected by the U.S. Congress as the vehicle for distribution of the first round of Economic Impact Payments (“EIP1”), which caused significant disruption to the 2020 tax season. As a result of the extension of the 2020 tax season and the EIP1 disruption, our results of operations for our Tax Software segment were negatively impacted in 2020 compared to prior years.
For additional information on the effects of the COVID-19 pandemic on our results of operations, see “Results of Operations” below. For more information on the risks related to the COVID-19 pandemic, see Part I, Item 1A under the subheading, “The current COVID-19 pandemic could have a Material Adverse Effect.”

Blucora, Inc. | 2021 Form 10-K 43

RESULTS OF OPERATIONS
Summary

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Revenue:
Wealth Management	$658,213	$546,189	$112,024	20.5%
Tax Software	226,987	208,763	18,224	8.7%
Total revenue	885,200	754,952	130,248	17.3%
Operating income (loss):
Wealth Management	82,212	72,195	10,017	13.9%
Tax Software	81,879	49,621	32,258	65.0%
Corporate-level activity	(133,472)	(390,936)	257,464	65.9%
Total operating income (loss)	30,619	(269,120)	299,739	111.4%
Interest expense and other, net	(32,080)	(31,304)	(776)	(2.5)%
Loss before income taxes	(1,461)	(300,424)	298,963	99.5%
Income tax benefit (expense)	9,218	(42,331)	51,549	121.8%
Net income (loss)	$7,757	$(342,755)	$350,512	102.3%
For the year ended December 31, 2021 compared to the year ended December 31, 2020, net income increased $350.5 million primarily due to the following factors:
•Wealth Management segment operating income increased $10.0 million primarily due to a $112.0 million increase in revenue, partially offset by a $102.0 million increase in operating expenses. Wealth Management segment operating income included $9.6 million of incremental operating income from the inclusion of a full year of Avantax Planning Partners, which was largely offset by a $6.3 million decrease in cash sweep revenue caused by reduced interest rates. In addition, Wealth Management segment results for 2020 were negatively affected by suppressed client asset levels and transaction activity during 2020 resulting from the COVID-19 pandemic and related financial market disruption.
•Tax Software segment operating income increased $32.3 million primarily due to an $18.2 million increase in revenue, and a $14.0 million decrease in operating expenses. Operating income during 2020 was impacted by incremental advertising and marketing spend caused by the extension of the 2020 tax season and efforts to address weak performance during the first two months of the 2020 tax season.
•Operating loss within corporate-level activity decreased $257.5 million primarily due to the $270.6 million Wealth Management goodwill impairment recognized in the first quarter of 2020, offset partially by a $10.9 million increase in expenses associated with contested proxy and other legal and consulting costs for the year ended December 31, 2021.
•The Company recorded an income tax benefit of $9.2 million for the year ended December 31, 2021 and income tax expense of $42.3 million for the year ended December 31, 2020. For the year ended December 31, 2021, the income tax benefit primarily resulted from a reduction in our valuation allowance. This reduction included the utilization of net operating losses for current year taxable income, the write-off of expired federal net operating losses, and the write-off of expired capital loss carryforwards. For the year ended December 31, 2020, income tax expense was driven by the impact of the non-deductible goodwill impairment recorded in 2020, the write-off of expired federal net operating losses, and incremental valuation allowance.
SEGMENT REVENUE & OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and include certain reconciling items attributable to our segments. We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment. Segment information is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel
Blucora, Inc. | 2021 Form 10-K 44

and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, contested proxy and other legal and consulting costs, or impairment of goodwill to the reportable segments. Such amounts are reflected under “Corporate-level activity.” In addition, we do not allocate interest expense and other, net, or income taxes to the reportable segments.
Wealth Management

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Revenue	$658,213	$546,189	$112,024	20.5%
Operating income	$82,212	$72,195	$10,017	13.9%
Segment margin	12.5%	13.2%
For the year ended December 31, 2021 compared to the year ended December 31, 2020, Wealth Management segment operating income increased $10.0 million due to a $112.0 million increase in revenue partially offset by a $102.0 million increase in operating expenses.
•Wealth Management revenue increased $112.0 million primarily due to an $81.0 million increase in advisory revenue, a $25.5 million increase in commission revenue, and a $7.1 million increase in transaction and fee revenue, partially offset by a $1.6 million decrease in asset-based revenue. These revenue increases primarily resulted from increased client asset levels and favorable transaction activity compared to the suppressed client asset levels and transaction activity in 2020 resulting from the COVID-19 pandemic and related financial market disruption. In addition, Wealth Management revenue included $21.5 million of incremental revenue compared to 2020 from the inclusion of a full year of Avantax Planning Partners. These increases were partially offset by a $6.3 million decrease in cash sweep revenue due to a sharp decline in interest rates after the first quarter of 2020 that persisted throughout 2021.
•Wealth Management operating expenses increased $102.0 million primarily due to a $77.2 million increase in cost of revenue for advisory fees and commissions paid, and an $18.8 million increase in sales and marketing expenses. Payout ratios to financial professionals increased due to improved market performance, the exit of lower producing financial professionals who were concentrated at lower payout levels, and the alignment of our payout grids. The increase in sales and marketing expenses was primarily due to increases in travel and conference costs, and incremental personnel and support costs. Wealth Management operating expenses included $11.9 million of incremental costs from the inclusion of a full year of Avantax Planning Partners.
•Segment margin compression during the year ended December 31, 2021 was primarily due to the reduction in cash sweep revenue, coupled with the increase in operating expenses outlined above. Absent any change in the federal funds rate, we expect further margin compression in the near term due to increased travel and conference costs associated with reduced COVID-19 travel restrictions and higher payout ratios as we continue to grow and scale the business.
Blucora, Inc. | 2021 Form 10-K 45

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

(In thousands, except percentages)			Year Ended December 31,		Change
	Sources of Revenue	Primary Drivers	2021	2020	$	%
Financial professional-driven	Advisory	- Advisory asset levels	$395,800	$314,751	$81,049	25.8%
	Commission	- Transactions - Asset levels - Product mix	210,677	185,201	25,476	13.8%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	22,101	23,688	(1,587)	(6.7)%
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	29,635	22,549	7,086	31.4%
	Total revenue		$658,213	$546,189	$112,024	20.5%
	Total recurring revenue		$559,694	$464,944	$94,750	20.4%
	Recurring revenue rate		85.0%	85.1%
Recurring revenue consists of advisory fees, trailing commissions, fees from cash sweep programs, and certain transaction and fee revenue, all as described further under the headings “Advisory revenue,” “Commission revenue,” “Asset-based revenue,” and “Transaction and fee revenue,” respectively. Certain recurring revenues are associated with asset balances and fluctuate depending on market values and current interest rates. Accordingly, our recurring revenue can be negatively impacted by adverse external market conditions. However, we believe recurring revenue is meaningful because it is not dependent upon transaction volumes or other activity-based revenues, which are more difficult to predict, particularly in declining or volatile markets.
Blucora, Inc. | 2021 Form 10-K 46

Business metrics

(In thousands, except percentages and as otherwise indicated)	December 31,		Change
	2021	2020	$	%
Client assets balances:
Total client assets (1)	$89,086,032	$82,961,244	$6,124,788	7.4%
Brokerage assets (1)	$46,906,981	$47,357,687	$(450,706)	(1.0)%
Advisory assets (1)	$42,179,051	$35,603,557	$6,575,494	18.5%
Advisory assets as a percentage of total client assets	47.3%	42.9%

Number of financial professionals (in ones):
Independent financial professionals (2)	3,382	3,748	(366)	(9.8)%
In-house/employee financial professionals (3)	34	22	12	54.5%
Total number of financial professionals	3,416	3,770	(354)	(9.4)%
Advisory and commission revenue per financial professional (4)	$177.5	$132.6	$44.9	33.9%
____________________________
(1)In connection with our ongoing integration of acquisitions, as of December 31, 2021, we refined the methodology by which we calculate client assets to align the methodologies within our Wealth Management segment for calculating such metrics. Specifically, such changes to the methodology include alignment to one third party data aggregator for assets not placed in custody with our clearing firm and to one consistent set of logic for all assets and transaction types. We have not recast client assets for prior periods to conform to our current presentation as we believe the changes to the calculation to be immaterial.
(2)The number of independent financial professionals includes licensed financial professionals that work with Avantax Wealth Management and operate as independent contractors, as well as licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
(3)The number of in-house/employee financial professionals includes licensed financial planning consultants, all of which are affiliated with Avantax Planning Partners.
(4)Calculation based on advisory and commission revenue for the years ended December 31, 2021 and 2020, respectively.
Client assets. Total client assets include assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts, annuities, and mutual fund positions held directly with fund companies. These assets are not reported on the Company’s consolidated balance sheets.
Advisory assets include client assets for which we provide investment advisory and management services as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee based on the value of the advisory assets for each advisory client. These assets are not reported on the Company’s consolidated balance sheets.
Brokerage assets represent total client assets other than advisory assets.
Total client assets increased $6.1 billion at December 31, 2021 compared to December 31, 2020 primarily due to $8.1 billion of favorable market change and asset reinvestment following the pandemic-influenced market downturn in 2020, partially offset by net client outflows of $2.1 billion.
Advisory assets as a percentage of total client assets increased to 47.3% at December 31, 2021 compared to 42.9% at December 31, 2020. This increase was driven by net client inflows of $2.6 billion, relating in part to our focus on converting off platform, direct to fund assets when appropriate for the client, to fee based advisory platforms that include ongoing management and which incur higher margins.
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
Financial professionals. The number of our financial professionals decreased 9% at December 31, 2021 as compared to December 31, 2020, with the decrease primarily due to attrition related to lower revenue-producing financial professionals. This attrition led to a 34% increase in advisory and commission revenue per financial
Blucora, Inc. | 2021 Form 10-K 47

professional for the year ended December 31, 2021 as compared to the year ended December 31, 2020. The decrease in the number of financial professionals was partially offset by our continued recruitment and onboarding of independent financial professionals.
Advisory revenue. Advisory revenue primarily includes fees charged to clients in advisory accounts for which we are the RIA. These fees are based on the value of assets within these advisory accounts. For advisory revenues generated by Avantax Wealth Management, advisory fees are typically billed quarterly, in advance, and the related advisory revenues are deferred and recognized ratably over the period in which our performance obligations have been completed. For advisory revenue generated by Avantax Planning Partners, advisory fees are typically billed quarterly, in arrears, and the related advisory revenues are accrued and recognized ratably over the period in which our performance obligations were completed. Because advisory fees are based on advisory assets on the last day of each quarter, our revenues are impacted, in part, by the timing of market movements relative to when clients are billed.
Advisory asset balances were as follows:

($ in thousands)	December 31,		Change
	2021	2020	$	%
Advisory assets—independent financial professionals	$35,392,307	$30,804,532	$4,587,775	14.9%
Advisory assets—in-house/employee financial professionals	5,336,541	3,553,422	1,783,119	50.2%
Retirement advisory assets—in-house financial professionals	1,450,203	1,245,603	204,600	16.4%
Total advisory assets	$42,179,051	$35,603,557	$6,575,494	18.5%
The activity within our advisory assets was as follows:

($ in thousands)	December 31,
	2021	2020
Balance, beginning of the period	$35,603,557	$27,629,164
Net new advisory assets	2,633,749	91,543
Inflows from acquisitions	—	4,178,729
Market impact and other	3,941,745	3,704,121
Balance, end of the period	$42,179,051	$35,603,557
Advisory revenue	$395,800	$314,751
Average advisory fee rate (1)	104 bps	110 bps
____________________________
(1)For the years ended December 31, 2021 and 2020, average advisory fee rate equals the sum of each quarterly average advisory fee rate within the relevant year-to-date period.
At December 31, 2021, advisory assets increased by $6.6 billion, including $3.9 billion from market growth and a $2.6 billion increase in net new advisory assets. Net new advisory assets benefited from a focus on converting off platform, direct to fund assets when appropriate for the client, to fee based advisory platforms that include ongoing management and which incur higher margins.
For the year ended December 31, 2021, the average advisory fee rate decreased primarily due to our tiered fee structure, which has generated lower average fee rates as average client asset balances have increased. In addition, the average advisory fee rate decreased due to the inclusion of Avantax Planning Partners, which has a lower advisory fee structure, for the full year.
For the year ended December 31, 2021, advisory revenue increased $81.0 million primarily due to the inclusion of a full year of Avantax Planning Partners, stabilized market conditions compared to the volatility during 2020 from the COVID-19 pandemic, and net new advisory assets.
Blucora, Inc. | 2021 Form 10-K 48

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
Our commission revenue, by product category and by type of commission revenue, was as follows:

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
By product category:
Mutual funds	$92,096	$90,112	$1,984	2.2%
Variable annuities	74,050	63,014	11,036	17.5%
Insurance	18,763	16,313	2,450	15.0%
General securities	25,768	15,762	10,006	63.5%
Total commission revenue	$210,677	$185,201	$25,476	13.8%

By type of commission:
Transaction-based	$89,970	$74,788	$15,182	20.3%
Trailing	120,707	110,413	10,294	9.3%
Total commission revenue	$210,677	$185,201	$25,476	13.8%
For the year ended December 31, 2021, transaction-based commission revenue and trailing commission revenue increased $15.2 million and $10.3 million, respectively, compared to the year ended December 31, 2020. These increases were primarily due to an increase in transaction activity and client asset levels, each of which was lower in 2020, as a result of the COVID-19 pandemic and related financial market disruption.
Asset-based revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
For the year ended December 31, 2021, asset-based revenue decreased $1.6 million, primarily due to a $6.3 million decrease in cash sweep revenue caused by the decline in interest rates after the first quarter of 2020 that persisted throughout 2021. This decline was partially offset by a $2.8 million increase in revenue generated from financial product manufacturer sponsorship programs and a $1.7 million increase in revenue generated from asset-based retirement plan service fees.
Transaction and fee revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, financial institutions, and retirement plan sponsors.
For the year ended December 31, 2021 transaction and fee revenue increased $7.1 million primarily due to incremental revenue generated from financial professional support fees, and inclusion of a full year of Avantax Planning Partners.
Blucora, Inc. | 2021 Form 10-K 49

Tax Software

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Revenue	$226,987	$208,763	$18,224	8.7%
Operating income	$81,879	$49,621	$32,258	65.0%
Segment margin	36.1%	23.8%
For the year ended December 31, 2021 compared to the year ended December 31, 2020, Tax Software segment operating income increased $32.3 million due to an $18.2 million increase in revenue and a $14.0 million decrease in operating expenses.
•Tax Software revenue increased $18.2 million primarily due to a $17.5 million increase in consumer revenue. Consumer revenue during 2021 benefited from incremental ancillary services revenue as compared to 2020.
•Tax Software operating expenses decreased $14.0 million primarily due to decreased advertising and marketing expense in 2021 as compared to 2020. Advertising and marketing costs were elevated in 2020 due to the extended tax season and incremental marketing efforts to address weak performance through the first two months of the tax season. The decline in advertising and marketing costs and the increase in revenue were the primary drivers of the margin increase during the year ended December 31, 2021.
Sources of revenue
Tax Software revenue is derived primarily from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer and audit defense.
We classify Tax Software revenue into two different categories: consumer revenue and professional revenue. Consumer revenue is derived from products sold directly to customers primarily for the preparation of individual and business tax returns. Professional revenue is derived from products sold to tax return preparers who utilize our offerings to service end user customers.
Revenue by category was as follows:

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Consumer	$209,748	$192,226	$17,522	9.1%
Professional	17,239	16,537	702	4.2%
Total Tax Software revenue	$226,987	$208,763	$18,224	8.7%
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
Blucora, Inc. | 2021 Form 10-K 50

Total, consumer, and professional metrics were as follows:

(In thousands, except percentages	Year Ended December 31,		Change
and as otherwise indicated)	2021	2020	Units	%
Total e-files (1)	5,583	5,319	264	5.0%
Consumer:
Consumer e-files (1)	3,178	3,178	—	—%
Professional:
Professional e-files	2,405	2,141	264	12.3%
Units sold (in ones)	20,901	20,360	541	2.7%
Professional e-files per unit sold (in ones)	115.1	105.2	9.9	9.4%
____________________________
(1)We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Free File Alliance e-files are included within total e-files and consumer e-files above.
For the year ended December 31, 2021 compared to the year ended December 31, 2020, total e-files increased 5%. This increase was primarily due to increased market share in the professional tax software market.
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
Corporate-level activity by category was as follows:

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Unallocated corporate-level general and administrative expenses	$25,555	$26,689	$(1,134)	(4.2)%
Stock-based compensation	20,754	10,066	10,688	106.2%
Acquisition and integration	32,798	31,085	1,713	5.5%
Depreciation	15,106	10,162	4,944	48.7%
Amortization of acquired intangible assets	28,320	29,745	(1,425)	(4.8)%
Contested proxy and other legal and consulting costs	10,939	—	10,939	N/A
Executive transition costs	—	10,701	(10,701)	(100.0)%
Headquarters relocation costs	—	1,863	(1,863)	(100.0)%
Impairment of goodwill	—	270,625	(270,625)	(100.0)%
Total corporate-level activity	$133,472	$390,936	$(257,464)	(65.9)%
For the year ended December 31, 2021 compared to the year ended December 31, 2020, corporate-level activity decreased $257.5 million primarily due to the following factors:
•For the year ended December 31, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit.
•Executive transition costs of $10.7 million were recognized for the year ended December 31, 2020 due to the departure of certain Company executives.
Partially offsetting this decrease in corporate-level activity:
•Stock-based compensation increased $10.7 million for the year ended December 31, 2021 as stock-based compensation in 2020 was reduced by stock award forfeitures resulting from executive departures.
•Contested proxy and other legal and consulting costs of $10.9 million for the year ended December 31, 2021.
Blucora, Inc. | 2021 Form 10-K 51

•Acquisition and integration expenses increased $1.7 million. Fair value increases of $14.1 million for the HKFS Contingent Consideration (as defined herein) liability were partially offset by a decline in professional services costs incurred during the prior year for the acquisition of Avantax Planning Partners.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Wealth Management	$464,293	$385,962	$78,331	20.3%
Tax Software	15,558	12,328	3,230	26.2%
Total cost of revenue	$479,851	$398,290	$81,561	20.5%
Percentage of revenue	54.2%	52.8%
Cost of revenue consists of costs related to our Wealth Management and Tax Software businesses, which include commissions and advisory fees paid to independent financial professionals, payments made to CPA firms under fee sharing arrangements, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation (including depreciation related to software development costs in the Tax Software segment). Cost of revenue does not include compensation paid to in-house/employee financial professionals in our Wealth Management business. The compensation of our in-house/employee financial professionals is reflected in “Sales and marketing” expense.
For the year ended December 31, 2021, compared to the year ended December 31, 2020, cost of revenue increased $81.6 million primarily due to the increase in advisory fees and commissions paid to financial professionals associated with incremental Wealth Management revenues. Payout ratios for the same period also increased due to improved market performance, which resulted in a shift in the number of financial professionals earning higher payout levels, the exit of lower producing financial professionals who were concentrated at lower payout levels, and the alignment of our payout grids. Higher payout ratios are expected to continue in the near term as we continue to grow and scale the business. Furthermore, the Tax Software segment had increased personnel costs and depreciation of capitalized software. Continued investments in internally developed software for the Tax Software segment are expected to result in increased depreciation in future periods.
Engineering and Technology

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Engineering and technology	$30,704	$27,258	$3,446	12.6%
Percentage of revenue	3.5%	3.6%
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
For the year ended December 31, 2021, compared to the year ended December 31, 2020, engineering and technology expenses increased $3.4 million primarily due incremental personnel expenses in the Tax Software and Wealth Management segments, partially offset by decreased consulting fees in our Tax Software business.
Blucora, Inc. | 2021 Form 10-K 52

Sales and Marketing

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Sales and marketing	$173,331	$177,618	$(4,287)	(2.4)%
Percentage of revenue	19.6%	23.5%
Sales and marketing expenses primarily consist of marketing expenses associated with our Tax Software business (including expenses related to marketing agencies and media companies) and our Wealth Management business, personnel expenses, compensation paid to Avantax Planning Partners in-house/employee financial professionals, the cost of temporary help and contractors, and back office processing support expenses for our Wealth Management business.
For the year ended December 31, 2021, compared to the year ended December 31, 2020, sales and marketing expenses decreased $4.3 million primarily due to a $23.2 million reduction in advertising and marketing costs in our Tax Software business. Advertising and marketing costs in our Tax Software business were elevated for the year ended December 31, 2020 due to the extension of the 2020 tax season and incremental marketing efforts in March 2020 to address weak performance through the first two months of the tax season. This decline was partially offset by an $18.8 million increase in sales and marketing expenses in our Wealth Management business due to the inclusion of a full year of Avantax Planning Partners expenses, incremental travel and conference costs, and increased headcount to support growth in the Wealth Management business. Travel and conference costs increased during the year ended December 31, 2021 due to the relaxation of travel restrictions implemented during 2020 in response to the COVID-19 pandemic.
General and Administrative

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
General and administrative	$98,671	$82,158	$16,513	20.1%
Percentage of revenue	11.1%	10.9%
General and administrative (“G&A”) expenses primarily consist of personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the year ended December 31, 2021 compared to the year ended December 31, 2020, G&A expenses increased $16.5 million primarily due to the following factors:
•Stock-based compensation increased $10.7 million. Stock-based compensation for the year ended December 31, 2020 was reduced due to stock award forfeitures resulting from executive departures.
•Contested proxy and other legal and consulting costs of $10.9 million were incurred for the year ended December 31, 2021.
•Incremental general and administrative costs of $5.6 million were incurred in 2021, primarily personnel costs.
These increases were partially offset by $10.7 million of executive transition costs for the year ended December 31, 2020 due to the departure of certain Company executives, which did not recur in 2021.
Blucora, Inc. | 2021 Form 10-K 53

Acquisition and Integration

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Employee-related expenses	$719	$1,615	$(896)	(55.5)%
Professional services	2,855	13,602	(10,747)	(79.0)%
Change in the fair value of HKFS Contingent Consideration	22,400	8,300	14,100	169.9%
Other expenses	6,824	7,568	(744)	(9.8)%
Total	$32,798	$31,085	$1,713	5.5%
Percentage of revenue	3.7%	4.1%
Acquisition and integration expenses primarily relate to the costs incurred for the acquisition of Avantax Planning Partners and 1st Global and consist of employee-related expenses, professional services fees, changes in the fair value of contingent consideration, and other expenses.
For the year ended December 31, 2021, acquisition and integration expenses increased $1.7 million, primarily due to a $14.1 million increase in the fair value of the HKFS Contingent Consideration (as defined herein) liability. Professional services costs incurred for the acquisition of Avantax Planning Partners during the year ended December 31, 2020 that did not recur in 2021 partially offset this increase.
Depreciation and Amortization of Acquired Intangible Assets

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Depreciation	$10,906	$7,293	$3,613	49.5%
Amortization of acquired intangible assets	28,320	29,745	(1,425)	(4.8)%
Total	$39,226	$37,038	$2,188	5.9%
Percentage of revenue	4.4%	4.9%
Depreciation of property, equipment, and software, net includes depreciation of computer equipment and software (including internally developed software), office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of financial professional, sponsor, and customer relationships, which are amortized over their estimated lives.
For the year ended December 31, 2021, compared to the year ended December 31, 2020, depreciation and amortization expense increased $2.2 million primarily due to increased depreciation resulting from property, equipment, and software, net put into service at our new headquarters in July 2020 and an increase in capitalized software costs.
Impairment of Goodwill and an Intangible Asset

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Impairment of goodwill	$—	$270,625	$(270,625)	(100.0)%
Percentage of revenue	—%	35.8%
For the year ended December 31, 2020, we recognized goodwill impairment of $270.6 million related to our Wealth Management reporting unit. There was no impairment recorded for the year ended December 31, 2021. For additional information, see “Item 8. Financial Statements and Supplementary Data—Note 5.”
Blucora, Inc. | 2021 Form 10-K 54

INTEREST EXPENSE AND OTHER, NET

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Interest expense	$28,807	$24,570	$4,237	17.2%
Amortization of debt issuance costs	1,522	1,372	150	10.9%
Accretion of debt discounts	1,146	693	453	65.4%
Total interest expense	31,475	26,635	4,840	18.2%
Interest income	(21)	(65)	44	67.7%
Gain on sale of a business	—	(349)	349	100.0%
Non-capitalized debt issuance expenses	—	3,687	(3,687)	(100.0)%
Other	626	1,396	(770)	(55.2)%
Interest expense and other, net	$32,080	$31,304	$776	2.5%
For the year ended December 31, 2021, compared to the year ended December 31, 2020, interest expense and other, net, increased $0.8 million primarily due to a $4.8 million increase in total interest expense. This increased interest expense was primarily due to higher outstanding debt balances as a result of the $175.0 million increase in the Term Loan (as defined below) under the Senior Secured Credit Facility (as defined below) in the third quarter of 2020. The increase in the Term Loan in the third quarter of 2020 resulted in the recognition of $3.7 million of non-capitalized debt issuance expenses, partially offsetting this increase.
INCOME TAXES

(In thousands, except percentages)	Year Ended December 31,		Change
	2021	2020	$	%
Income tax benefit (expense)	$9,218	$(42,331)	$51,549	121.8%
For 2021, we recorded an income tax benefit of $9.2 million. Our effective income tax rate differed from the 21% statutory rate primarily due to a reduction in our valuation allowance. This reduction included the utilization of net operating losses for current year taxable income, the write-off of expired federal net operating losses, and the write-off of expired capital loss carryforwards.
At December 31, 2021, we had deferred tax assets recorded for gross temporary differences representing future tax deductions of $240.4 million, primarily comprised of $105.2 million of federal net operating loss carryforwards and $2.0 million of federal capital loss carryforwards. We currently estimate that approximately $75.3 million of federal net operating loss carryforwards will expire, if unutilized, in 2022 through 2024, and $2.0 million of federal capital loss carryforwards will expire, if unutilized, in 2022 through 2023. We have recorded a valuation allowance of $16.8 million against deferred tax assets related to the federal net operating and capital loss carryforwards that are anticipated to expire unutilized. The ultimate realization of our deferred tax assets depends on our ability to generate future taxable income. Our actual future taxable income may differ from our projected taxable income as a result of differences in pre-tax income, as well as future originating book-tax differences, including excess tax benefits (windfalls) for stock compensation, which, due to inherent uncertainty, we do not forecast. In the future, if we determine more or less of the recognized net deferred tax assets is more likely than not to be realized, we will record a charge or benefit to the income statement to account for the further change in valuation allowance.
For 2020, we recorded income tax expense of $42.3 million. Our effective income tax rate differed from the 21% statutory rate in 2020 primarily due to $56.8 million of tax expense related to the impairment of goodwill (which was not deductible for tax purposes), $23.9 million of tax expense related to an increase in our valuation allowance, and $21.1 million from the write-off of expired federal net operating losses.
Blucora, Inc. | 2021 Form 10-K 55

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, interest expense and other, net, acquisition and integration costs, contested proxy and other legal and consulting costs, impairment of goodwill, executive transition costs, headquarters relocation costs, and income tax benefit (expense). Interest expense and other, net primarily consists of interest expense, net and non-capitalized debt issuance expenses. Acquisition and integration costs primarily relate to the acquisitions of Avantax Planning Partners and 1st Global. Impairment of goodwill relates to the impairment of our Wealth Management reporting unit goodwill in the first quarter of 2020. Executive transition costs relate to the departure of certain Company executives in the first quarter of 2020. Headquarters relocation costs relate to the process of moving from our Dallas and Irving offices to our new headquarters.
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
A reconciliation of GAAP net income (loss), which we believe to be the most comparable GAAP measure, to Adjusted EBITDA, is presented below:

(In thousands)	Year Ended December 31,
	2021	2020
Net income (loss)	$7,757	$(342,755)
Stock-based compensation	20,754	10,066
Depreciation and amortization of acquired intangible assets	43,426	39,907
Interest expense and other, net	32,080	31,304
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	10,398	22,785
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	22,400	8,300
Contested proxy and other legal and consulting costs	10,939	—
Impairment of goodwill	—	270,625
Executive transition costs	—	10,701
Headquarters relocation costs	—	1,863
Income tax (benefit) expense	(9,218)	42,331
Adjusted EBITDA	$138,536	$95,127
Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share
We define Non-GAAP Net Income (Loss) as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, acquisition and integration costs, contested proxy and other legal and consulting costs, impairment of goodwill, executive transition costs, non-capitalized debt issuance expenses, headquarters relocation costs, gain on the sale of a business, the related cash tax impact of those adjustments, and non-cash income tax (benefit) expense. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if not utilized, between 2022 and 2024. Gain on the sale of a business relates to the disposition of SimpleTax in 2019 and the subsequent working capital adjustment in the third quarter of 2020. Non-capitalized debt issuance expenses relate to the expense recognized as a result of the Term Loan increase in the third quarter of 2020. For more information on our Term Loan, see “Item 8. Financial Statements and Supplementary Data—Note 6.”
Blucora, Inc. | 2021 Form 10-K 56

We believe that Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of operations that we do not consider part of our ongoing operations or that have not been, or are not expected to be, settled in cash. Additionally, we believe that Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP Net Income (Loss) and Non-GAAP Net income (Loss) per share should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss) and GAAP net income (loss) per share. Other companies may calculate Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share differently, and, therefore, these measures may not be comparable to similarly titled measures of other companies.
A reconciliation of GAAP net income (loss) and GAAP net income (loss) per share, which we believe to be the most comparable GAAP measures, to Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share, respectively, is presented below:

(In thousands, except per share amounts)	Year Ended December 31,
	2021	2020
Net income (loss)	$7,757	$(342,755)
Stock-based compensation	20,754	10,066
Amortization of acquired intangible assets	28,320	29,745
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	10,398	22,785
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	22,400	8,300
Contested proxy and other legal and consulting costs	10,939	—
Impairment of goodwill	—	270,625
Executive transition costs	—	10,701
Non-capitalized debt issuance expenses	—	3,687
Headquarters relocation costs	—	1,863
Gain on sale of a business	—	(349)
Cash tax impact of adjustments to GAAP net income (loss)	(1,874)	(1,647)
Non-cash income tax (benefit) expense	(11,505)	41,059
Non-GAAP Net Income	$87,189	$54,080

Per diluted share:
Net income (loss)	$0.16	$(7.10)
Stock-based compensation	0.42	0.21
Amortization of acquired intangible assets	0.57	0.61
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	0.21	0.47
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	0.45	0.17
Contested proxy and other legal and consulting costs	0.22	—
Impairment of goodwill	—	5.61
Executive transition costs	—	0.22
Non-capitalized debt issuance expenses	—	0.08
Headquarters relocation costs	—	0.04
Gain on sale of a business	—	(0.01)
Cash tax impact of adjustments to GAAP net income (loss)	(0.04)	(0.03)
Non-cash income tax (benefit) expense	(0.23)	0.85
Non-GAAP Net Income per share - Diluted (1)	$1.76	$1.12
Diluted weighted average shares outstanding (1)	49,526	48,244
____________________________
(1)Any difference in the “per diluted share” amounts between this table and the consolidated statements of comprehensive income (loss) is due to using different diluted weighted average shares outstanding in the event that there is GAAP net loss but Non-GAAP Net Income and vice versa.
Blucora, Inc. | 2021 Form 10-K 57

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2021, we had cash and cash equivalents of $134.8 million. We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at December 31, 2021 had minimal default risk and short-term maturities.
Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management operations. As of December 31, 2021, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, servicing our debt obligations, capital expenditures, acquisitions that enhance our strategic position, financial professional loans, contingent consideration associated with our acquisitions, and share repurchases under share repurchase programs. For at least the next twelve months, we plan to finance these cash needs and our regulatory capital requirements at our broker-dealer subsidiary largely through our cash and cash equivalents on hand and cash provided by operating activities. We also expect to have up to $25.0 million of cash outlays in the next twelve months as we continue to execute on our growth strategy related to asset acquisitions in our Wealth Management business. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and, from time to time, we may make a determination to draw on the Revolver (as defined below) or increase the principal amount of the Term Loan (as defined below) to meet our capital requirements, subject to customary terms and conditions. Our future investments in our business through capital expenditures or acquisitions, or our return of capital to stockholders through stock repurchases, will be determined after considering the best interests of our stockholders.
Since our results of operations are sensitive to various factors, including, among others, the level of competition we face, regulatory and legal impacts, and political and economic conditions, such factors could adversely affect our liquidity and capital resources. In addition, due to the COVID-19 pandemic, we have experienced and may continue to experience near- to mid-term volatility in our results of operations that could further increase our liquidity needs. Due to this volatility, we have taken several measures to ensure proper liquidity levels and are maintaining flexibility in our cash flows. In July 2020, we increased the principal outstanding under our Term Loan to fund the acquisition of Avantax Planning Partners and have continued to retain a portion of these proceeds in order to provide additional working capital flexibility. In addition, in April 2021, we increased the amount available for borrowings under the Revolver from $65.0 million to $90.0 million. Overall, we believe these measures provide us with the capital flexibility to satisfy our obligations, fund our operations, and invest in our business.
For further discussion of the risks to our business related to liquidity, see “Item 1A. Risk Factors”.
Indebtedness
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (as amended, the “Senior Secured Credit Facility”). The Revolver and the Term Loan mature on February 21, 2024 and May 22, 2024, respectively.
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
Blucora, Inc. | 2021 Form 10-K 58

As of December 31, 2021, we had $561.3 million principal amount outstanding under the Term Loan and no amounts outstanding under the Revolver. Based on aggregate loan commitments as of December 31, 2021, approximately $90.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the maturity date of May 22, 2024.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of December 31, 2021, the applicable interest rate on the Term Loan was 5.0%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
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
Obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries (including certain subsidiaries acquired in the acquisition of Avantax Planning Partners and certain other material subsidiaries). The Senior Secured Credit Facility includes financial and operating covenants (including a Consolidated Total Net Leverage Ratio), which are set forth in detail in the Credit Agreement.
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
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of December 31, 2021.
For additional information on the Term Loan, Revolver, and the Credit Agreement, see, “Item 8. Financial Statements and Supplementary Data—Note 6.”
Stock Repurchase Plan
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. For the year ended December 31, 2019, we repurchased 1.3 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of $28.3 million. On December 9, 2021, we announced that our board of directors authorized the Company to repurchase an additional $28.3 million of our common stock pursuant to the stock repurchase plan, bringing the total authorized repurchases under the stock repurchase plan back to $100.0 million.
Pursuant to the stock repurchase plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will
Blucora, Inc. | 2021 Form 10-K 59

depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date. Any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
For the years ended December 31, 2021 and 2020, we did not repurchase any shares of our common stock under the stock repurchase plan; however, between January 1, 2022 and February 23, 2022, we repurchased approximately 0.6 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $11.0 million. The remaining authorized amount under the stock repurchase plan as of February 23, 2022 was approximately $89.0 million. We expect that a portion of our future capital requirements over the next twelve months will encompass share repurchases under this plan.
Contractual Obligations and Commitments
On July 1, 2020, we closed the acquisition of Avantax Planning Partners, formerly “HKFS”, for an upfront cash purchase price of $104.4 million. The purchase price was subject to variable contingent consideration, or earn-out payments (the “HKFS Contingent Consideration”) totaling a maximum of $60.0 million.
The HKFS Contingent Consideration to be paid is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning July 1, 2020 and ending July 1, 2021 and (ii) for the period beginning July 1, 2021 and ending July 1, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021) (the “HKFS Purchase Agreement”), the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million. If the asset market values on the applicable measurement date fall below certain specified thresholds, no payment of consideration is owed to the Sellers for such period.
Based on advisory asset levels and the achievement of performance goals for the first earn-out period specified in the HKFS Purchase Agreement, we paid the full $30.0 million in the third quarter of 2021. The estimated fair value of the HKFS Contingent Consideration liability for the second earn-out period was $28.3 million as of December 31, 2021, and is included within “Accrued expenses and other current liabilities” on the consolidated balance sheets. We expect to pay the full $30.0 million earnout in the third quarter of 2022.
In addition, the Company has entered into several asset purchase agreements that are accounted for as asset acquisitions. These acquisitions typically include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. These contingent payments are not recognized until all contingencies are resolved and the consideration is paid. As of December 31, 2021, the maximum future contingent payments associated with these asset acquisitions was $14.8 million, with specified payment dates from 2022 through 2025.

Cash Flows
Our cash flows were comprised of the following:

(In thousands)	Year Ended December 31,
	2021	2020	Change ($)
Net cash provided by operating activities	$36,831	$44,079	$(7,248)
Net cash used by investing activities	(38,592)	(140,706)	102,114
Net cash provided (used) by financing activities	(14,177)	160,939	(175,116)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(15,938)	$64,312	$(80,250)
Blucora, Inc. | 2021 Form 10-K 60

Net cash from operating activities
Net cash provided by operating activities consists of net income (loss), offset by certain non-cash adjustments, and changes in operating assets and liabilities, which were as follows:

(In thousands)	Year Ended December 31,
	2021	2020	Change ($)
Net income (loss)	$7,757	$(342,755)	$350,512
Non-cash adjustments to net income (loss)	85,607	384,011	(298,404)
Operating cash flows before changes in operating assets and liabilities	93,364	41,256	52,108
Changes in operating assets and liabilities, net of acquisitions and disposals	(56,533)	2,823	(59,356)
Net cash provided by operating activities	$36,831	$44,079	$(7,248)
Net cash provided by operating activities for the year ended December 31, 2021 included $93.4 million of operating cash flows before changes in operating assets and liabilities and $56.5 million of changes in operating assets and liabilities. Non-cash adjustments to net income (loss) for the year ended December 31, 2021 primarily related to depreciation and amortization costs of $43.4 million, stock-based compensation of $20.8 million, and changes in the fair value of the HKFS Contingent Consideration liability of $22.4 million. Changes in operating assets and liabilities, net of acquisitions and disposals, primarily related to $21.6 million in payments made to financial professionals in support of ongoing growth programs, and settlement of contingencies associated with our acquisitions of 1st Global and Avantax Planning Partners. We settled the $16.9 million contingent liability assumed in the 1st Global Acquisition, of which $5.5 million is included within net income (loss) for the year ended December 31, 2021. Furthermore, we settled the first HKFS Contingent Consideration earn-out liability in the third quarter of 2021, of which $16.8 million of the total $30.0 million payment is included within net cash from operating activities. The remainder of the $30.0 million payment is included in net cash from financing activities.
Net cash from investing activities
Net cash used by investing activities consists of acquisitions, purchases of property, equipment, and software, net, and proceeds from the sale of a business in 2020, and were as follows:

(In thousands)	Year Ended December 31,
	2021	2020	Change ($)
Purchases of property, equipment, and software, net	$(30,276)	$(36,002)	$5,726
Business acquisition, net of cash acquired	—	(101,910)	101,910
Asset acquisitions, net of cash acquired	(8,316)	(3,143)	(5,173)
Proceeds from sale of a business	—	349	(349)
Net cash used by investing activities	$(38,592)	$(140,706)	$102,114
For the year ended December 31, 2021, compared to the year ended December 31, 2020, net cash used by investing activities decreased $102.1 million, primarily due to $101.9 million of cash used for the acquisition of Avantax Planning Partners in the third quarter of 2020. For the year ended December 31, 2021, we paid $8.3 million, including acquisition costs, to complete several asset acquisitions in our Wealth Management business as part of our strategic growth strategy. Capital expenditures declined in the current year due to incremental capital expenditures for our new corporate headquarters in 2020 that did not recur in 2021.

Blucora, Inc. | 2021 Form 10-K 61

Net cash from financing activities
Net cash from financing activities primarily consists of debt issuance and repayments, common stock and stock-based awards transactions, and acquisition-related contingent consideration payments. Financing cash flows were as follows:

(In thousands)	Year Ended December 31,
	2021	2020	Change ($)
Proceeds from credit facilities, net of debt issuance costs and debt discount (1)	$(502)	$226,278	$(226,780)
Payments on credit facilities	(1,812)	(66,531)	64,719
Acquisition-related contingent consideration payment	(14,075)	—	(14,075)
Proceeds from stock option exercises	579	97	482
Proceeds from issuance of stock through employee stock purchase plan	3,277	2,258	1,019
Tax payments from shares withheld for equity awards	(1,644)	(1,163)	(481)
Net cash provided (used) by financing activities	$(14,177)	$160,939	$(175,116)
_________________________
(1)The Company recognized $0.5 million of deferred financing costs in other long-term assets on the consolidated balance sheet that was paid in connection with the Credit Agreement Amendment in 2021.
For the year ended December 31, 2021, compared to the year ended December 31, 2020, net cash provided by financing activities decreased $175.1 million primarily due to net borrowing activity of $159.7 million associated with an amendment to our Credit Agreement in July 2020 which was primarily used to fund the acquisition of Avantax Planning Partners. In addition, we had $14.1 million of acquisition-related contingent consideration payments in 2021, primarily related to the HKFS Contingent Consideration liability.
Critical Accounting Estimates
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
We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. The critical accounting estimates, as summarized below, which we believe to be the most critical in the preparation of our consolidated financial statements involve business combinations, goodwill impairment, and income taxes. We continually update and assess the facts, circumstances, and assumptions used in making both our critical accounting estimates and judgments related to our other significant accounting matters. These critical accounting estimates are also described in "Item 8. Financial Statements and Supplementary Data—Note 2.”
Business combinations
We allocate the fair value of the purchase consideration for our business combinations to the assets acquired and liabilities assumed, generally based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combinations may be structured to include a combination of up-front, deferred, and contingent payments to be made at specified dates subsequent to the date of acquisition. Deferred and contingent payments determined to be purchase consideration are recorded at fair value
Blucora, Inc. | 2021 Form 10-K 62

as of the acquisition date. Our contingent consideration arrangements are generally obligations to make future payments to sellers contingent upon the achievement of future financial targets and are remeasured to fair value at the end of each reporting period until the obligations are settled. The estimated fair value of the HKFS Contingent Consideration liability is determined using a Monte Carlo simulation model in a risk neutral framework with the underlying simulated variable of advisory asset levels and the related achievement of certain advisory asset growth levels. The Monte Carlo simulation model utilizes Level 3 inputs, as discussed in “Item 8. Financial Statements and Supplementary Data—Note 9”. During the years ended December 31, 2021 and 2020, we recognized $22.4 million and $8.3 million, respectively, related to changes in the estimated fair value of the HKFS Contingent Consideration liability.
The valuation of the net assets acquired as well as certain elements of purchase consideration requires management to make significant estimates and assumptions, especially with respect to future expected cash flows, discount rates, growth and attrition rates, and estimated useful lives. Management’s assumptions and estimates of fair value are based on comparable market data and information obtained from the management of acquired entities. These assumptions and estimates are believed to be reasonable, but are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Subsequent changes to the fair value of contingent consideration are reflected in “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss). See “Item 8. Financial Statements and Supplementary Data—Note 2” for further discussion of the methodology used in establishing business combinations.
Goodwill impairment
We test goodwill for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. For purposes of goodwill impairment testing, our reporting units are consistent with our reporting segments.
We test goodwill for impairment either by assessing qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts, or by performing a quantitative test. Qualitative factors include industry and market conditions, overall financial performance, and other relevant events and circumstances affecting each reporting unit. If we choose to perform a qualitative assessment and, after considering the totality of events or circumstances, we determine it is more likely than not the fair value(s) of our reporting unit(s) are less than their carrying amounts, then we perform a quantitative fair value test. Our quantitative test utilizes a weighted combination of a discounted cash flow model (known as the income approach) and a market approach which estimates a reporting unit’s fair value by applying income-based valuation multiples for a set of comparable companies to the reporting unit’s income. These approaches involve judgmental assumptions, including forecasted future cash flows expected to be generated by each reporting unit over an extended period of time, long-term growth rates, the identification of comparable companies, and each reporting unit’s weighted average cost of capital. The weighted average cost of capital factors in the relevant risk associated with business-specific characteristics and the uncertainty of achieving projected cash flows. These assumptions are unobservable inputs and are considered Level 3 measurements. Impairment is recognized as the excess of a reporting unit’s carrying amount, including goodwill, over its fair value.
See “Item 8. Financial Statements and Supplementary Data—Notes 2” for further discussion of the methodology used in establishing goodwill.
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
We record liabilities to address uncertain tax positions that have been taken in previously filed tax returns or that are expected to be taken in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on technical merits, will be sustained upon examination. The tax benefit to be recognized in the
Blucora, Inc. | 2021 Form 10-K 63

financial statements from such a position is measured as the largest amount of benefit that has a greater than 50% cumulative likelihood of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. See “Item 8. Financial Statements and Supplementary Data—Notes 2 and 15” for further discussion of the methodology used in establishing income taxes.
Recent Accounting Pronouncements
See “Item 8. Financial Statements and Supplementary Data—Note 2” for more information on recently issued accounting pronouncements.
Blucora, Inc. | 2021 Form 10-K 64

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risk and interest rate risk.
Financial market risk: We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important to us, are: to preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. As of December 31, 2021, we were principally invested in money market fund securities. We consider the market value, default, and liquidity risks of our investments to be low at December 31, 2021.
Interest rate risk: As of December 31, 2021, we had $561.3 million in principal amount of debt outstanding under the Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating portion of its interest rate tied to the LIBOR. For further information on our outstanding debt, see “Item 8. Financial Statements and Supplementary Data—Note 6.” A hypothetical 100 basis point increase in LIBOR on December 31, 2021 would result in a $13.7 million increase in our interest expense in total for the period from December 31, 2021 through the scheduled maturity date in 2024.

Blucora, Inc. | 2021 Form 10-K 65

ITEM 8. Financial Statements and Supplementary Data

Blucora, Inc. | 2021 Form 10-K 66

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Blucora, Inc. (the Company) as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

Blucora, Inc. | 2021 Form 10-K 67

Valuation of contingent consideration

Description of the Matter
On July 1, 2020, the Company completed its acquisition of Honkamp Krueger Financial Services, “HKFS”, a.k.a. Avantax Planning Partners, “APP”, for total consideration of $131.5 million, including $27.6 million of initial fair value of contingent consideration related to two earn-out payments with a maximum potential payout of $60 million. As of December 31, 2021, there is one potential earn-out payment remaining with a maximum payout of $30 million. As disclosed in Note 9 to the Company’s consolidated financial statements, the fair value of the APP contingent consideration was $28.3 million as of December 31, 2021.

Auditing management’s accounting for the contingent consideration was complex and highly judgmental due to the significant estimation required in determining the fair value of the contingent consideration. The significant estimation was primarily due to the complexity of the valuation model used by management to measure the fair value of the contingent consideration and the sensitivity of the fair value to the significant underlying assumptions. The Company used a Monte Carlo simulation model to measure the fair value of the contingent consideration, which is required to be remeasured at fair value each reporting period until settled. The significant assumptions used in the simulation included forecasted advisory asset levels at July 1, 2022, the risk-adjusted discount rate reflecting the risk in the advisory asset projection and the asset volatility.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls related to the valuation of the contingent consideration, including management’s review of the valuation model and assumptions underlying the valuation of the contingent consideration.

To test the fair value of the contingent consideration, we performed audit procedures that included, among others, assessing the terms of the arrangement, including the conditions that must be met for the contingent consideration to become payable. We performed procedures to test the completeness and accuracy of the underlying data and to assess the Company’s projected asset forecasts given past performance and economic trends. We also involved our valuation specialists to assist in evaluating the Company's use of a Monte Carlo simulation model and testing the significant assumptions used in the model, including asset volatility and the risk-adjusted discount rate. We have also evaluated the Company’s disclosures in relation to this matter.

Blucora, Inc. | 2021 Form 10-K 68

Goodwill Impairment

Description of the Matter
As reflected in the Company’s consolidated financial statements at December 31, 2021, the Wealth Management reporting unit goodwill balance was $266.3 million. As disclosed in Note 2 to the consolidated financial statements, goodwill is tested for impairment annually as of November 30, or more frequently if indicators of impairment require the performance of an interim impairment assessment.

Auditing management’s impairment test related to goodwill was complex and highly judgmental due to the significant estimation required in determining the fair value of the reporting unit. The fair value estimate for the reporting unit was sensitive to significant assumptions such as projected future revenue growth rates, future operating margins, the selected discount rate, and valuation multiples.

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

To test the fair value of the reporting unit, our audit procedures included, among others, assessing methodologies and testing the significant assumptions and underlying data used by the Company, specifically the projected financial information including the future revenue growth rates, future operating margins, the selected discount rate, and valuation multiples. We also evaluated the completeness and accuracy of the underlying data supporting the assumptions. Additionally, we compared the significant assumptions used by management to current industry, market and economic trends as well as the Wealth Management reporting unit’s past performance and future factors. We performed sensitivity analyses of significant assumptions to evaluate the change in the fair value of the reporting unit and assessed the historical accuracy of management’s estimates. In addition, we involved a valuation specialist to assist in evaluating the significant assumptions in the fair value estimate. We have also evaluated the Company’s disclosures in relation to this matter.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Dallas, Texas
February 25, 2022
Blucora, Inc. | 2021 Form 10-K 69

BLUCORA, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31,
	2021	2020
ASSETS
Current assets:
Cash and cash equivalents	$134,824	$150,125
Cash segregated under federal or other regulations	—	637
Accounts receivable, net	21,906	12,736
Commissions and advisory fees receivable	25,073	26,132
Prepaid expenses and other current assets	18,476	11,038
Total current assets	200,279	200,668
Long-term assets:
Property, equipment, and software, net	73,638	58,500
Right-of-use assets, net	20,466	23,455
Goodwill	454,821	454,821
Acquired intangible assets, net	302,289	322,179
Other long-term assets	20,450	4,569
Total long-term assets	871,664	863,524
Total assets	$1,071,943	$1,064,192
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$8,216	$9,290
Commissions and advisory fees payable	17,940	19,021
Accrued expenses and other current liabilities	65,678	56,419
Current deferred revenue	13,180	12,298
Current lease liabilities	4,896	2,304
Current portion of long-term debt	1,812	1,812
Total current liabilities	111,722	101,144
Long-term liabilities:
Long-term debt, net	553,134	552,525
Deferred tax liabilities, net	20,124	30,663
Long-term deferred revenue	5,322	6,247
Long-term lease liabilities	33,267	36,404
Other long-term liabilities	6,752	24,919
Total long-term liabilities	618,599	650,758
Total liabilities	730,321	751,902

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 shares authorized; 50,137 shares issued and 48,831 shares outstanding at December 31, 2021; 49,483 shares issued and 48,177 shares outstanding at December 31, 2020	5	5
Additional paid-in capital	1,619,805	1,598,230
Accumulated deficit	(1,249,789)	(1,257,546)
Treasury stock, at cost—1,306 shares at December 31, 2021 and December 31, 2020	(28,399)	(28,399)
Total stockholders’ equity	341,622	312,290
Total liabilities and stockholders’ equity	$1,071,943	$1,064,192

See notes to consolidated financial statements.
Blucora, Inc. | 2021 Form 10-K 70

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenue:
Wealth Management	$658,213	$546,189	$507,979
Tax Software	226,987	208,763	209,966
Total revenue	885,200	754,952	717,945
Operating expenses:
Cost of revenue:
Wealth Management	464,293	385,962	352,081
Tax Software	15,558	12,328	10,691
Total cost of revenue	479,851	398,290	362,772
Engineering and technology	30,704	27,258	30,931
Sales and marketing	173,331	177,618	126,205
General and administrative	98,671	82,158	78,529
Acquisition and integration	32,798	31,085	25,763
Depreciation	10,906	7,293	5,479
Amortization of acquired intangible assets	28,320	29,745	37,357
Impairment of goodwill and an intangible asset	—	270,625	50,900
Total operating expenses	854,581	1,024,072	717,936
Operating income (loss)	30,619	(269,120)	9
Interest expense and other, net	(32,080)	(31,304)	(16,915)
Loss before income taxes	(1,461)	(300,424)	(16,906)
Income tax benefit (expense)	9,218	(42,331)	65,054
Net income (loss)	$7,757	$(342,755)	$48,148

Net income (loss) per share:
Basic	$0.16	$(7.14)	$1.00
Diluted	$0.16	$(7.14)	$0.98
Weighted average shares outstanding:
Basic	48,578	47,978	48,264
Diluted	49,526	47,978	49,282

Comprehensive income (loss):
Net income (loss)	$7,757	$(342,755)	$48,148
Other comprehensive income, net of income taxes	—	272	174
Comprehensive income (loss)	$7,757	$(342,483)	$48,322

See notes to consolidated financial statements.
Blucora, Inc. | 2021 Form 10-K 71

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Redeemable noncontrolling interests			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)
		Common stock					Treasury stock
		Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2018	$24,945	48,044	$5	$1,569,725	$(961,689)	$(446)	—	$—	$607,595
Common stock issued pursuant to stock incentive plans and employee stock purchase plan	—	1,015	—	6,599	—	—	—	—	6,599
Stock repurchases	—	—	—	—	—	—	(1,306)	(28,399)	(28,399)
Foreign currency translation adjustment	—	—	—	—	—	174	—	—	174
Stock-based compensation	—	—	—	16,300	—	—	—	—	16,300
Tax payments from shares withheld for equity awards	—	—	—	(5,652)	—	—	—	—	(5,652)
Impact of the adoption of ASC 842	—	—	—	—	(1,636)	—	—	—	(1,636)
Deferred tax impact of ASC 842 adoption	—	—	—	—	386	—	—	—	386
Reclassification of mandatorily redeemable noncontrolling interests	(22,428)	—	—	—	—	—	—	—	—
Redemption of noncontrolling interests	(2,517)	—	—	—	—	—	—	—	—
Net income (loss)	—	—	—	—	48,148	—	—	—	48,148
Balance as of December 31, 2019	—	49,059	5	1,586,972	(914,791)	(272)	(1,306)	(28,399)	643,515
Common stock issued pursuant to stock incentive plans and employee stock purchase plan	—	424	—	2,355	—	—	—	—	2,355
Foreign currency translation adjustment	—	—	—	—	—	272	—	—	272
Stock-based compensation	—	—	—	10,066	—	—	—	—	10,066
Tax payments from shares withheld for equity awards	—	—	—	(1,163)	—	—	—	—	(1,163)
Net income (loss)	—	—	—	—	(342,755)	—	—	—	(342,755)
Balance as of December 31, 2020	—	49,483	5	1,598,230	(1,257,546)	—	(1,306)	(28,399)	312,290
Common stock issued pursuant to stock incentive plans and employee stock purchase plan	—	654	—	3,856	—	—	—	—	3,856
Stock-based compensation	—	—	—	19,363	—	—	—	—	19,363
Tax payments from shares withheld for equity awards	—	—	—	(1,644)	—	—	—	—	(1,644)
Net income (loss)	—	—	—	—	7,757	—	—	—	7,757
Balance as of December 31, 2021	$—	50,137	$5	$1,619,805	$(1,249,789)	$—	(1,306)	$(28,399)	$341,622

See notes to consolidated financial statements.
Blucora, Inc. | 2021 Form 10-K 72

BLUCORA, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$7,757	$(342,755)	$48,148
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization of acquired intangible assets	43,426	39,907	44,208
Stock-based compensation	20,754	10,066	16,300
Impairment of goodwill and an intangible asset	—	270,625	50,900
Reduction of right-of-use lease assets	3,046	8,908	4,425
Deferred income taxes	(10,539)	41,059	(67,549)
Amortization of debt discount and issuance costs	2,668	2,065	1,270
Gain on sale of a business	—	(349)	(3,256)
Change in the fair value of acquisition-related contingent consideration	22,400	8,300	—
Accretion of lease liabilities	1,250	1,922	599
Other non-cash expenses	2,602	1,508	135
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(9,152)	10,705	871
Commissions and advisory fees receivable	1,059	(4,956)	(471)
Prepaid expenses and other current assets	(7,438)	3,847	15,043
Other long-term assets	(17,861)	2,232	3,377
Accounts payable	(1,074)	(4,192)	29
Commissions and advisory fees payable	(857)	(884)	432
Lease liabilities	(1,853)	(3,894)	(7,335)
Deferred revenue	(43)	(796)	(17,367)
Accrued expenses and other current and long-term liabilities	(19,314)	761	3,045
Net cash provided by operating activities	36,831	44,079	92,804
Investing activities:
Purchases of property, equipment, and software, net	(30,276)	(36,002)	(10,501)
Business acquisitions, net of cash acquired	—	(101,910)	(166,560)
Asset acquisitions	(8,316)	(3,143)	—
Proceeds from sale of a business, net of cash	—	349	7,467
Net cash used by investing activities	(38,592)	(140,706)	(169,594)
Financing activities:
Proceeds from credit facilities, net of debt discount and issuance costs	(502)	226,278	131,489
Payments on credit facilities	(1,812)	(66,531)	(313)
Acquisition-related contingent consideration payments	(14,075)	—	(943)
Stock repurchases	—	—	(28,399)
Payment of redeemable noncontrolling interests	—	—	(24,945)
Proceeds from stock option exercises	579	97	4,387
Proceeds from issuance of stock through employee stock purchase plan	3,277	2,258	2,212
Tax payments from shares withheld for equity awards	(1,644)	(1,163)	(5,652)
Net cash provided (used) by financing activities	(14,177)	160,939	77,836
Effect of exchange rate changes on cash, cash equivalents, and restricted cash	—	—	38
Net increase (decrease) in cash, cash equivalents, and restricted cash	(15,938)	64,312	1,084
Cash, cash equivalents, and restricted cash, beginning of period	150,762	86,450	85,366
Cash, cash equivalents, and restricted cash, end of period	$134,824	$150,762	$86,450

Supplemental cash flow information:
Cash paid for income taxes	$3,056	$1,776	$3,106
Cash paid for interest	$28,897	$24,279	$18,852
Non-cash investing activities:
Purchases of property, equipment, and software through leasehold incentives	$—	$9,726	$—

See notes to consolidated financial statements.
Blucora, Inc. | 2021 Form 10-K 73

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2021, 2020, and 2019

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
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, certified public accounting (“CPA”) firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is a leading U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, operations, sales, and product support tools that enable them to offer tax-advantaged investing and wealth management services to their clients.
Avantax Planning Partners is an in-house/employee-based RIA and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). We acquired HKFS in July 2020 (the “HKFS Acquisition”) and subsequently rebranded it in order to create tighter brand alignment through one common and recognizable brand. Any reference to Avantax Planning Partners in this Form 10-K is inclusive of HKFS.
Tax Software
Our Tax Software business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Software business,” or the “Tax Software segment”) and provides digital tax preparation services and ancillary services for consumers, small business owners, and tax professionals through its website www.TaxAct.com and its mobile applications. We referred to this business as the “Tax Preparation business” and “Tax Preparation segment” in previous filings.
Our Tax Software segment is highly seasonal, with a significant portion of its annual revenue typically earned in the first four months of the fiscal year. During the third and fourth quarters, the Tax Software segment typically reports losses because revenue from the segment is minimal while core operating expenses continue.
Segments
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment.
Net capital and regulatory requirements
The Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts to Avantax Wealth Management’s operations. As of December 31, 2021, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
Note 2: Summary of Significant Accounting Policies
Principles of consolidation and use of estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements
Blucora, Inc. | 2021 Form 10-K 74

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain items in these consolidated financial statements have been reclassified to conform to current period presentation.
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

	December 31,
	2021	2020
Cash and cash equivalents	$134,824	$150,125
Cash segregated under federal or other regulations	—	637
Total cash, cash equivalents, and restricted cash	$134,824	$150,762
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
Cash segregated under federal and other regulations is held in a separate bank account for the exclusive benefit of our Avantax Wealth Management business clients and is considered restricted cash on the consolidated balance sheets.
Accounts receivable, net
Accounts receivable are stated at amounts due from customers, net of an allowance for credit losses. Our estimates of credit losses are based on our historical experience, the aging of our trade receivables, and management judgment. The allowance for credit losses was not material as of December 31, 2021 and 2020.
Property, equipment, and software, net
Property, equipment, and software, net, are stated at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the following estimated useful lives:

Estimated Useful Life
Computer equipment	3 years
Purchased software	3 years
Data center servers	3 years
Internally developed software	3 years
Office equipment	7 years
Office furniture	7 years
Airplane	25 years
Leasehold improvements	Shorter of lease term or economic life
Costs incurred to develop software intended for our internal use, primarily contractor costs and employee salaries and benefits, are capitalized during the application development stage. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Costs
Blucora, Inc. | 2021 Form 10-K 75

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
related to preliminary project activities and post-implementation operating activities are expensed as incurred.
We capitalized $24.3 million, $19.3 million, and $7.4 million of internally developed software costs for the years ended December 31, 2021, 2020, and 2019, respectively.
Business combinations
We allocate the fair value of the purchase consideration for our business combinations to the assets acquired and liabilities assumed, generally based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combinations may be structured to include a combination of up-front, deferred, and contingent payments to be made at specified dates subsequent to the date of acquisition. Deferred and contingent payments determined to be purchase consideration are recorded at fair value as of the acquisition date. Our contingent consideration arrangements are generally obligations to make future payments to sellers contingent upon the achievement of future financial targets and are remeasured to fair value at the end of each reporting period until the obligations are settled.
The valuation of the net assets acquired as well as certain elements of purchase consideration requires management to make significant estimates and assumptions, especially with respect to future expected cash flows, discount rates, growth and attrition rates, and estimated useful lives. Management’s assumptions and estimates of fair value are based on comparable market data and information obtained from the management of acquired entities. These assumptions and estimates are believed to be reasonable, but are inherently uncertain and, as a result, actual results may differ from estimates. During the measurement period, we may record adjustments to the assets acquired and liabilities assumed with a corresponding offset to goodwill. Subsequent changes to the fair value of contingent consideration are reflected in “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss).
Acquisition costs are expensed as incurred and are included in “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss). We include the results of operations from acquired businesses in our consolidated financial statements from the effective date of the acquisition.
Asset acquisitions
Acquisitions that do not meet the criteria to be accounted for as a business combination are accounted for as an asset acquisition. Using a cost accumulation model, the purchase price, including certain acquisition-related costs, is allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the acquisition date. No goodwill is contemplated in the allocation process. Our asset acquisitions typically include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is paid, at which point the consideration is allocated to the assets acquired on a relative fair value basis.
Goodwill and acquired intangible assets, net
We test goodwill and indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. For purposes of goodwill impairment testing, our reporting units are consistent with our reporting segments.
We test goodwill for impairment either by assessing qualitative factors to determine whether it is more likely than not that the fair values of our reporting units are less than their carrying amounts, or by performing a quantitative test. Qualitative factors include industry and market conditions, overall financial performance, and other relevant events and circumstances affecting each reporting unit. If we choose to perform a qualitative assessment and, after considering the totality of events or circumstances, we determine it is more likely than not the fair value(s) of our reporting unit(s) are less than their carrying amounts, then we perform a quantitative fair value test. Our quantitative test utilizes a weighted combination of a discounted cash flow model (known as the income approach) and a market approach which estimates a reporting unit’s fair value by applying income-based valuation multiples
Blucora, Inc. | 2021 Form 10-K 76

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
for a set of comparable companies to the reporting unit’s income. These approaches involve judgmental assumptions, including forecasted future cash flows expected to be generated by each reporting unit over an extended period of time, long-term growth rates, the identification of comparable companies, and each reporting unit’s weighted average cost of capital. The weighted average cost of capital factors in the relevant risk associated with business-specific characteristics and the uncertainty of achieving projected cash flows. These assumptions are unobservable inputs and are considered Level 3 measurements. Impairment is recognized as the excess of a reporting unit’s carrying amount, including goodwill, over its fair value.
We test indefinite-lived intangible assets for impairment either through a qualitative assessment similar to our evaluation for goodwill, or by performing a quantitative test. Our quantitative test estimates the fair values of the assets based on estimated future earnings derived from the assets using an income approach. This discounted cash flow model involves judgmental assumptions, including forecasted future cash flows from estimated royalty rates and the asset’s weighted average cost of capital. The weighted average cost of capital factors in the relevant risk associated with business-specific characteristics and the uncertainty of achieving projected cash flows. These assumptions are unobservable inputs and are considered Level 3 measurements. Impairment is recognized as the excess of the indefinite-lived intangible asset’s carrying amount over its fair value.
Impairment of long-lived assets
Long-lived assets, including definite-lived intangibles, are reviewed for impairment when events or circumstances indicate that the carrying value of an asset or group of assets may not be recoverable. Factors we consider important that may trigger an impairment review include, but are not limited to, significant under-performance relative to historical or projected future operating results, and significant changes in the manner of our use of the asset. If circumstances require that an asset or group of assets be tested for impairment, determination of recoverability is based on an estimate of the undiscounted cash flows expected to be generated by the asset or group of assets. If the carrying amount of the asset or group of assets is not recoverable on an undiscounted cash flow basis, impairment is recognized equal to the excess of the carrying value over its fair value.
Financial professional loans
We periodically extend credit to our financial professionals in the form of recruiting or retention loans, commission advances and other loans. The decision to extend credit to a financial professional is generally based on affiliation with Avantax Wealth Management and their ability to generate future revenues. Loans made in connection with recruiting or retention can either be repayable or forgivable over terms generally up to fifteen years provided that the financial professional remains a service provider to the Company. Forgivable loans are not repaid in cash and are amortized over the term of the loan. If a financial professional terminates their arrangement with the Company prior to the loan maturity date, the remaining balance becomes repayable immediately. We estimate an allowance for credit loss related to both repayable and forgivable loans at inception using estimates and assumptions based on historical loss experience and expectations of future loss rates. Management monitors the adequacy of these estimates on a periodic basis against actual trends experienced. The allowance for credit loss associated with these loans was not material as of December 31, 2021 and 2020.
As of December 31, 2021 and 2020, outstanding loans issued to financial professionals were $22.0 million and $2.7 million, respectively. Of these amounts, $17.7 million and $2.0 million, respectively, were included within “other long-term assets” on the consolidated balance sheets, and $4.3 million and $0.7 million, respectively, were included in “prepaid and other current assets” on the consolidated balance sheets. During the years ended December 31, 2021, 2020, and 2019, we recognized $2.3 million, $0.9 million, and $0.8 million, respectively, of forgivable loan amortization within “cost of revenue” in the consolidated statements of comprehensive income (loss). Substantially all of our outstanding financial professional loans are considered forgivable.
Leases
We determine if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and the corresponding lease liabilities represent our obligation to make lease payments arising from the lease. On the commencement date, leases are evaluated for classification, and ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The ROU asset is reduced for tenant incentives and excludes any initial direct costs incurred. We have elected to
Blucora, Inc. | 2021 Form 10-K 77

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
combine the lease and non-lease components of a contract, if applicable, into a single lease component. The implicit rates within our leases are generally not readily determinable, and instead we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. Fixed lease cost is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the calculation of the ROU assets and lease liabilities and are recognized as lease costs as incurred. Our variable lease payments generally relate to amounts paid to lessors for common area maintenance.
Our lease terms are contractually fixed but may include extension or termination options. These options are included in lease values when it is reasonably certain we will exercise such options. We have elected not to recognize a ROU asset or lease liability for short-term leases, defined as those which have an initial lease term of twelve months or less. Our leases do not contain residual value guarantees or material variable lease payments. We do not have any material restrictions or covenants imposed by leases that would impact our ability to pay dividends or cause us to incur additional financial obligations.
Fair value of financial instruments
We measure our financial instruments and contingent consideration from our business combinations at fair value at each reporting period using a fair value hierarchy. The classification within the fair value hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Fair value inputs are classified in one of the following three categories:
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
Blucora, Inc. | 2021 Form 10-K 78

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
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
A substantial portion of advisory revenue and commission revenue is ultimately paid to our financial professionals. In Avantax Wealth Management, advisory fee payments to financial professionals typically occur at the beginning of the quarter, in advance, and therefore do not result in an advisory fee payable amount at quarter end. In Avantax Planning Partners, advisory fee payments (which are primarily composed of payments to CPA firms under fee sharing arrangements) are typically made quarterly, in arrears, and we record an estimate for the advisory fee payable based on the historical payout ratios and financial market movement for the period. For transaction-based commissions, we record an estimate for commissions payable based upon the payout rate of the financial professional generating the accrued commission revenue. For trailing commissions, we record an estimate for trailing commissions payable based upon historical payout ratios. Such amounts are recorded as “Commissions and advisory fees payable” on the consolidated balance sheets and “Wealth management cost of revenue” on the consolidated statements of comprehensive income (loss).
Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, and other asset-based revenues, primarily margin revenues and asset-based retirement plan service fees. Asset-based revenue is recognized ratably over the period in which services are provided.
Transaction and fee revenue primarily includes (1) support fees charged to financial professionals, which are recognized over time as support services are provided, (2) fees charged for executing certain transactions in client accounts, which are recognized on a trade-date basis, and (3) other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, and financial institutions, which are recognized as services are performed or as earned, as applicable.
Tax preparation revenue recognition. We generate revenue from the sale of tax preparation digital services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
Digital revenues include digital software products sold to customers and businesses primarily for the preparation of individual or business tax returns, and are generally recognized when customers and businesses complete and file returns. Digital revenues are recognized net of an allowance for the portion of the returns filed using our refund payment transfer services (as explained below) that we estimate will not be accepted and funded by the IRS.
Packaged tax preparation software revenues are generated from the sale of our downloadable software products and are recognized when legal title transfers, which is when customers download the software.
Ancillary service revenues primarily include fees we charge for refund payment transfer services, audit defense services, and referral and marketing arrangements with third party partners. Refund payment transfer services allow the cost of TaxAct software products to be deducted from a taxpayer’s refund instead of being paid at the time of filing. The fees the customer pays for refund payment transfer services and audit defense services are recognized at the time of filing. Revenue for our referral and marketing arrangements with third party partners is recognized at a point in time or over time based on the nature of the performance obligation under each arrangement.
Certain of our tax preparation software packages marketed towards professional tax preparers contain multiple elements, including a software element and an unlimited e-filing capability element. For these software packages that contain multiple elements, we allocate the total consideration of the package to the two elements. We then
Blucora, Inc. | 2021 Form 10-K 79

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
recognize revenue for the software element upon download or shipment and recognize revenue for the unlimited filing element over time based on an estimated filing timeline. The impact of multiple element arrangements is not material and only impacts the timing of revenue recognition over the tax filing season, which is typically concentrated within the first two quarters of each year.
Advertising expenses
Costs for advertising are recorded within “Sales and marketing” on the consolidated statements of comprehensive income (loss) when the advertisement appears. Advertising expense totaled $64.5 million, $80.0 million, and $54.5 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Stock-based compensation
We measure stock-based compensation for awards of stock options, restricted stock units (“RSUs”), and other similar awards based on the estimated fair value of the awards on the date of grant. RSUs typically include service-based vesting requirements (“time-based RSUs”) or performance-based vesting requirements (“performance-based RSUs”). Compensation expense for awards that vest ratably is recognized net of estimated forfeitures (if applicable) over the requisite service period of the award for each vesting tranche using the straight-line method. Compensation expense for awards that cliff vest is recognized over the requisite service period of the award using the straight-line method. We estimate forfeitures for employee awards at the time of grant, based upon historical data, and revise those estimates, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We recognize forfeitures as they occur for awards to non-employee financial professionals.
The fair value of stock options is estimated using a Black-Scholes-Merton valuation method on the date of grant. The fair value of time-based RSUs is equal to the closing price of the Company’s stock on the date of grant. The fair value of performance-based RSUs that contain a market component is estimated using a Monte-Carlo simulation model on the date of grant. For performance-based RSUs, compensation expense is originally based on the number of shares that would vest if we achieve the level of performance that we estimate is the most probable outcome at the grant date. Throughout the requisite service period, we monitor the probability of achieving the performance condition, and adjust compensation expense based on future expected performance. Compensation expense for performance-based RSUs that contain a market component is not reversed if the market criteria are not satisfied.
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
Blucora, Inc. | 2021 Form 10-K 80

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
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
Geographic revenue information
Substantially all of our revenue for 2021, 2020, and 2019 was generated from customers located in the United States. All of our tangible fixed assets are located in the United States.
Recently issued accounting pronouncements
In March 2020 and January 2021, the Financial Accounting Standards Board issued Accounting Standard Update (“ASU”) No. 2020-04 “Reference Rate Reform (ASC 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting”, and ASU 2021-01 “Reference Rate Reform (ASC 848): Scope” which provides temporary optional guidance to ease the potential burden in accounting for reference rate reform in contracts and other transactions that reference the London Interbank Offered Rate (“LIBOR”) or another reference rate expected to be discontinued because of reference rate reform, if certain criteria are met. ASU 2020-04 and ASU 2021-01 are effective for all entities as of March 12, 2020 through December 31, 2022.
Specifically, to the extent our debt agreements are modified to replace LIBOR with another interest rate index, ASU 2020-04 will permit us to account for the modification as a continuation of the existing contract without additional analysis. We will elect the optional expedient available under ASU 2020-04 and ASU 2021-01, which allows entities to account for the modification as if the modification was not substantial. We will disclose the nature of and reason for electing the optional expedient in each interim and annual financial statement period if and when applicable through December 31, 2022.
Note 3: Segment Information and Revenue
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment. Our Chief Executive Officer is the chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, depreciation, amortization of acquired intangible assets, acquisition and integration costs, executive transition costs, headquarters relocation costs, contested proxy and other legal and consulting costs, or impairment of goodwill and acquired intangible assets to the reportable segments. Such amounts are reflected in the table below under the heading “Corporate-level activity.” In addition, we do not allocate interest expense and other, net, or income taxes to the reportable segments. We do not report assets or capital expenditures by segment to the chief operating decision maker.
Blucora, Inc. | 2021 Form 10-K 81

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income (loss) are presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Revenue:
Wealth Management	$658,213	$546,189	$507,979
Tax Software	226,987	208,763	209,966
Total revenue	885,200	754,952	717,945
Operating income (loss):
Wealth Management	82,212	72,195	68,292
Tax Software	81,879	49,621	96,249
Corporate-level activity	(133,472)	(390,936)	(164,532)
Total operating income (loss)	30,619	(269,120)	9
Interest expense and other, net	(32,080)	(31,304)	(16,915)
Loss before income taxes	(1,461)	(300,424)	(16,906)
Income tax benefit (expense)	9,218	(42,331)	65,054
Net income (loss)	$7,757	$(342,755)	$48,148
Wealth Management revenue recognition
Wealth Management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenues by major category within the Wealth Management segment and the timing of Wealth Management revenue recognition was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Recognized upon transaction:
Commission	$89,970	$74,788	$82,604
Transaction and fee	4,210	6,494	3,457
Total Wealth Management revenue recognized upon transaction	$94,180	$81,282	$86,061
Recognized over time:
Advisory	$395,800	$314,751	$252,367
Commission	120,707	110,413	108,446
Asset-based	22,101	23,688	48,182
Transaction and fee	25,425	16,055	12,923
Total Wealth Management revenue recognized over time	$564,033	$464,907	$421,918
Total Wealth Management revenue:
Advisory	$395,800	$314,751	$252,367
Commission	210,677	185,201	191,050
Asset-based	22,101	23,688	48,182
Transaction and fee	29,635	22,549	16,380
Total Wealth Management revenue	$658,213	$546,189	$507,979
Blucora, Inc. | 2021 Form 10-K 82

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Tax Software revenue recognition
We generate Tax Software revenue from the sale of digital tax preparation services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
Revenues by major category within the Tax Software segment and the timing of Tax Software revenue recognition was as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Recognized upon transaction:
Consumer	$209,747	$192,223	$192,438
Professional	14,841	14,031	12,616
Total Tax Software revenue recognized upon transaction	$224,588	$206,254	$205,054
Recognized over time:
Consumer	$1	$3	$2,566
Professional	2,398	2,506	2,346
Total Tax Software revenue recognized over time	$2,399	$2,509	$4,912
Total Tax Software revenue:
Consumer	$209,748	$192,226	$195,004
Professional	17,239	16,537	14,962
Total Tax Software revenue	$226,987	$208,763	$209,966
Note 4: Asset Acquisitions
During the years ended December 31, 2021 and 2020, we completed several acquisitions in our Wealth Management business that met the criteria to be accounted for as asset acquisitions. Total initial purchase consideration, including acquisition costs and fixed deferred payments, was $8.5 million and $4.4 million, respectively. This purchase consideration was allocated to the acquired assets, primarily customer relationship intangibles. Customer relationship intangibles are amortized on a straight-line basis over an amortization period of 180 months.
We are subject to variable contingent consideration payments related to these acquisitions that are not recognized as a liability on our consolidated balance sheets until all contingencies related to the achievement of future financial targets are resolved and the consideration is paid. As of December 31, 2021, the maximum future contingent payments associated with these asset acquisitions was $14.8 million, with specified payment dates from 2022 through 2025.
Blucora, Inc. | 2021 Form 10-K 83

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Note 5: Goodwill and Acquired Intangible Assets, Net
Goodwill
The following table presents goodwill by reportable segment (in thousands):

	Wealth Management	Tax Software	Total
Balance as of December 31, 2019	$473,833	$188,542	$662,375
Acquired	63,737	—	63,737
Purchase accounting adjustments	(666)	—	(666)
Impairment	(270,625)	—	(270,625)
Balance as of December 31, 2020	266,279	188,542	454,821

Balance as of December 31, 2021	$266,279	$188,542	$454,821
Beginning in March 2020, the COVID-19 pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted certain key Wealth Management business drivers, such as client asset levels and interest rates. These macroeconomic and Company-specific factors, in totality, served as a triggering event that resulted in the testing of the goodwill of the Wealth Management reporting unit and the Tax Software reporting unit for potential impairment. As a result of our quantitative impairment test described in “Note 2—Summary of Significant Accounting Policies”, we recorded a $270.6 million goodwill impairment for the Wealth Management reporting unit in the first quarter of 2020. No incremental impairments were recognized as of our annual impairment tests performed on November 30, 2021 and 2020.
Acquired intangible assets, net
Acquired intangible assets, net, consisted of the following (in thousands):

	December 31, 2021				December 31, 2020
	Weighted average amortization period (months)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Financial professional relationships	170	$318,700	$(111,916)	$206,784	$318,700	$(92,436)	$226,264
Sponsor relationships	143	17,200	(5,655)	11,545	17,200	(4,680)	12,520
Technology	5	2,980	(2,852)	128	16,470	(14,026)	2,444
Trade names	11	3,100	(2,379)	721	3,100	(1,346)	1,754
Customer relationships	164	65,573	(5,729)	59,844	57,143	(1,784)	55,359
CPA firm relationships	162	4,070	(407)	3,663	4,070	(136)	3,934
Curriculum	5	900	(796)	104	900	(496)	404
Total definite-lived intangible assets		412,523	(129,734)	282,789	417,583	(114,904)	302,679
Indefinite-lived intangible assets:
Trade name		19,500	—	19,500	19,500	—	19,500
Total acquired intangible assets, net		$432,023	$(129,734)	$302,289	$437,083	$(114,904)	$322,179
Blucora, Inc. | 2021 Form 10-K 84

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Expected amortization of definite-lived intangible assets held as of December 31, 2021 was as follows (in thousands):

2022	$25,511
2023	24,197
2024	23,637
2025	22,958
2026	22,336
Thereafter	164,150
Total	$282,789
In September 2019, we announced a rebranding of our Wealth Management business to Avantax Wealth Management (the “2019 Rebranding”). In connection with the 2019 Rebranding, HD Vest (which comprised all of the Wealth Management business prior to the acquisition of 1st Global) was renamed Avantax Wealth Management in September 2019, and 1st Global converted in late October 2019. As a result, the Company evaluated the HD Vest trade name indefinite-lived asset by performing a quantitative impairment test of that intangible asset, as described in “Note 2—Summary of Significant Accounting Policies”. As a result of this test, we recognized an impairment charge of $50.9 million on the “Impairment of goodwill and an intangible asset” line on the consolidated statement of comprehensive income (loss) for the year ended December 31, 2019. For segment purposes, the impairment of intangible asset is in “Corporate-level activity.” Following the impairment, the remaining useful life of the HD Vest trade name asset was estimated to be three years.
Note 6: Debt
Our debt consisted of the following (in thousands):

	December 31, 2021				December 31, 2020
		Unamortized				Unamortized
	Principal amount	Discount	Debt issuance costs	Net carrying value	Principal amount	Discount	Debt issuance costs	Net carrying value
Senior secured credit facility	$561,344	$(3,027)	$(3,371)	$554,946	$563,156	$(4,173)	$(4,646)	$554,337
Less: Current portion of long-term debt, net				(1,812)				(1,812)
Long-term debt, net				$553,134				$552,525
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (as amended, the “Senior Secured Credit Facility”). On April 26, 2021, to ensure adequate liquidity and flexibility to support the Company’s growth, we entered into Amendment No. 5 to the Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things, refinance the existing $65.0 million Revolver and add $25.0 million of additional revolving credit commitments, for an aggregate principal amount of $90.0 million in revolving credit commitments (the “New Revolver”). The Company capitalized approximately $0.5 million of debt issuance costs paid in connection with the Credit Agreement Amendment, which are included in other long-term assets on the Company’s consolidated balance sheets as part of the total deferred financing costs associated with the New Revolver.
As of December 31, 2021, the Senior Secured Credit Facility provided up to $765.0 million of borrowings and consisted of a committed $90.0 million under the New Revolver and a $675.0 million Term Loan that mature on February 21, 2024 and May 22, 2024, respectively. As of December 31, 2021, we had $561.3 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of December 31, 2021, approximately $90.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions.
Blucora, Inc. | 2021 Form 10-K 85

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
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
The future principal payments on the Term Loan as of December 31, 2021 are as follows (in thousands):

2022	$1,812
2023	1,812
2024	557,720
Total future principal payments on the Term Loan	$561,344
The interest rate on the Term Loan is variable at the London Interbank Offered Rate, plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of December 31, 2021, the applicable interest rate on the Term Loan was 5.0%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
Obligations under the Senior Secured Credit Facility are guaranteed by certain of the Company’s subsidiaries and secured by substantially all the assets of the Company and certain of its subsidiaries (including certain subsidiaries acquired in the acquisition of Avantax Planning Partners and certain other material subsidiaries). The Senior Secured Credit Facility includes financial and operating covenants (including a Consolidated Total Net Leverage Ratio), which are set forth in detail in the Credit Agreement.
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
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of December 31, 2021.

Note 7: Leases
Our leases are primarily related to office space and are classified as operating leases. Operating lease cost, net of sublease income, is recognized in “General and administrative” expense for those net costs related to leases used in our operations and within “Acquisition and integration” expense for those net costs related to the unoccupied lease resulting from our acquisition of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, the “1st Global Acquisition”) on the consolidated statements of comprehensive income (loss).
Blucora, Inc. | 2021 Form 10-K 86

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Operating lease cost, net of sublease income, cash paid on operating lease liabilities, and ROU assets obtained in exchange for lease obligations for the years ended December 31, 2021, 2020, and 2019 were as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Fixed lease cost	$4,188	$6,762	$5,224
Variable lease cost	1,057	893	1,315
Operating lease cost, before sublease income	5,245	7,655	6,539
Sublease income	(464)	(1,235)	(1,287)
Total operating lease cost, net of sublease income	$4,781	$6,420	$5,252
Additional lease information:
Cash paid on operating lease liabilities	$1,853	$3,818	$7,339
ROU assets obtained in exchange for lease obligations	$93	$21,766	$15,829
Right-of-use assets and operating leases were recorded on the consolidated balance sheets as follows (in thousands):

	December 31,
	2021	2020
Right-of-use assets, net	$20,466	$23,455

Current lease liabilities	$4,896	$2,304
Long-term lease liabilities	33,267	36,404
Total operating lease liabilities	$38,163	$38,708

Weighted-average remaining lease term (in years)	10.3	11.0
Weighted-average discount rate	5.4%	5.4%
The maturities of our operating lease liabilities as of December 31, 2021 are as follows (in thousands):

Undiscounted cash flows:
2022	$5,040
2023	5,172
2024	5,080
2025	5,013
2026	4,193
Thereafter	26,130
Total undiscounted cash flows	50,628
Imputed interest	(12,465)
Present value of cash flows	$38,163
During the year ended December 31, 2020, we began subleasing a portion of our former office building acquired in the 1st Global Acquisition for rental rates that were less than those of the original building lease, representing a triggering event to test the right-of-use asset for impairment. The estimated fair value of the asset was calculated using a discounted cash flow analysis that included forecasted cash flows and a discount rate derived from market data, both of which are Level 3 fair value inputs. As a result of this test, we recognized impairment expense of $4.1 million for the year ended December 31, 2020, which was included in “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss). There was no impairment recognized during the years ended December 31, 2021 and 2019.
Blucora, Inc. | 2021 Form 10-K 87

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Note 8: Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2021	2020
Prepaid expenses	$13,138	$9,643
Other current assets	5,338	1,395
Total prepaid expenses and other current assets	$18,476	$11,038
Property, equipment, and software, net, consisted of the following (in thousands):

	December 31,
	2021	2020
Internally developed software	$42,356	$22,983
Computer equipment	5,946	4,289
Purchased software	7,228	7,300
Leasehold improvements	16,953	17,647
Airplane	3,770	3,770
Office furniture	7,257	6,116
Office equipment	2,459	2,536
Data center servers	972	3,518
Capital projects in progress (1)	17,839	14,053
Property, equipment, and software, gross	104,780	82,212
Less: Accumulated depreciation	(31,142)	(23,712)
Total property, equipment, and software, net	$73,638	$58,500
____________________________
(1)Represents costs that have been capitalized for internally developed software projects that have not yet been placed into service.
Total depreciation expense (including for internally developed software) was $15.1 million, $10.2 million, and $6.9 million for the years ended December 31, 2021, 2020, and 2019, respectively.
The net carrying value of internally developed software was $41.9 million and $26.6 million at December 31, 2021 and 2020, respectively. We recorded depreciation expense for internally developed software of $8.9 million, $5.4 million, and $3.2 million for the years ended December 31, 2021, 2020, and 2019, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2021	2020
Salaries and related benefit expenses	$26,417	$19,317
HKFS Contingent Consideration liability (2)	28,300	17,900
Contingent liability from 1st Global Acquisition (2)	—	11,328
Accrued legal costs	2,871	363
Accrued vendor and advertising costs	3,777	2,984
Other	4,313	4,527
Total accrued expenses and other current liabilities	$65,678	$56,419
____________________________
(2)For more information on the Company’s contingent liabilities, see “Note 10—Commitments and Contingencies.”
Blucora, Inc. | 2021 Form 10-K 88

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Note 9: Fair Value Measurements
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

		Fair value measurements at the reporting date using
	December 31, 2021	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,293	$4,293	$—	$—
Total assets at fair value	$4,293	$4,293	$—	$—

HKFS Contingent Consideration liability	$28,300	$—	$—	$28,300
Total liabilities at fair value	$28,300	$—	$—	$28,300

		Fair value measurements at the reporting date using
	December 31, 2020	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,290	$4,290	$—	$—
Total assets at fair value	$4,290	$4,290	$—	$—

HKFS Contingent Consideration liability	$35,900	$—	$—	$35,900
Total liabilities at fair value	$35,900	$—	$—	$35,900
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value them utilizing quoted prices in active markets.
The HKFS Contingent Consideration liability relates to post-closing earn-out payments resulting from the acquisition of Avantax Planning Partners, formerly “HKFS” (see "Note 10—Commitments and Contingencies"). Based on advisory asset levels and the achievement of performance goals for the first earn-out period, we made the full $30.0 million payment in the third quarter of 2021. Of this total payment, $16.8 million is included within net cash from operating activities. The remainder of the $30.0 million payment is included in net cash from financing activities.
The estimated fair value of the portion of the HKFS Contingent Consideration liability related to the second earn-out period (calculated in accordance with the amended HKFS Purchase Agreement and based on estimated advisory asset levels as of June 30, 2022) was $28.3 million as of December 31, 2021 and is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets. The estimated fair value of the second earn-out payment was determined using a Monte Carlo simulation model in a risk neutral framework with the underlying simulated variable of advisory asset levels and the related achievement of certain advisory asset growth levels. The Monte Carlo simulation model utilized Level 3 inputs, which included forecasted advisory asset levels as
Blucora, Inc. | 2021 Form 10-K 89

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
of June 30, 2022, a risk-adjusted discount rate (which reflects the risk in the advisory asset projection) of 12.2%, asset volatility of 24.6%, and a credit spread of 1.9%. Significant increases to the discount rate, asset volatility, or credit spread inputs would have resulted in a significantly lower fair value measurement, with a similar inverse relationship existing for significant decreases to these inputs. A significant increase to the forecasted advisory assets levels would have resulted in a significantly higher fair value measurement, while a significant decrease to the forecasted advisory asset levels would have resulted in a significantly lower fair value measurement.
A roll forward of the HKFS Contingent Consideration liability is as follows (in thousands):

HKFS Contingent Consideration Liability
Balance as of December 31, 2019	$—
Recognized at acquisition date	27,600
Valuation change recognized as expense	8,300
Balance as of December 31, 2020	35,900
HKFS Contingent Consideration first earn-out payment	(30,000)
Valuation change recognized as expense	22,400
Balance as of December 31, 2021	$28,300
Changes in the fair value of this contingent consideration are reflected in “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss).
Fair value of financial instruments
We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, financial professional loans, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of December 31, 2021, the Term Loan’s principal amount was $561.3 million, and the fair value of the Term Loan’s principal amount was $559.9 million. As of December 31, 2020, the Term Loan’s principal amount was $563.2 million, and the fair value of the Term Loan’s principal amount was $561.7 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation.
Note 10: Commitments and Contingencies
Purchase commitments
Our purchase commitments primarily consist of outsourced information technology and marketing services, commitments to our portfolio management tool vendor, commitments to our clearing firm provider, and commitments for financial professional support programs. As of December 31, 2021, our purchase commitments for the next five years and thereafter were as follows (in thousands):

2022	$33,855
2023	11,158
2024	8,125
2025	5,241
2026	4,575
Thereafter	3,394
Total purchase commitments	$66,348
Blucora, Inc. | 2021 Form 10-K 90

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Liability from 1st Global Acquisition
On May 6, 2019, we closed the 1st Global Acquisition. As part of the 1st Global Acquisition, we assumed a contingent liability related to a regulatory inquiry by the SEC. This contingent liability was recorded as part of the opening balance sheet when the acquisition was closed. As of December 31, 2020, an $11.3 million reserve (including accrued interest) was included within “Accrued expenses and other current liabilities” of the consolidated balance sheets. In the second quarter of 2021, we re-evaluated the range of probable losses as a result of our on-going discussions with the SEC and recorded a $5.5 million increase to the reserve. This increase to the reserve was recognized in “Acquisition and integration” expense on the accompanying consolidated statements of comprehensive income (loss).
In December 2021, 1st Global (which is now known as Avantax Investment Services, Inc.) consented to a settlement with the SEC, which resulted in us (without admitting or denying the findings set forth in the SEC’s Order) agreeing to pay disgorgement, interest and a penalty in the total amount of $16.9 million. The total $16.9 million reserve was settled in cash prior to December 31, 2021.
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
HKFS Contingent Consideration liability
On July 1, 2020, we closed the acquisition of Avantax Planning Partners, formerly “HKFS”, for an upfront cash purchase price of $104.4 million. The purchase price was subject to variable contingent consideration, or earn-out payments (the “HKFS Contingent Consideration”) totaling a maximum of $60.0 million.
The HKFS Contingent Consideration to be paid is determined based on advisory asset levels and the achievement of certain performance goals (i) for the period beginning July 1, 2020 and ending June 30, 2021 and (ii) for the period beginning July 1, 2021 and ending June 30, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021) (the “HKFS Purchase Agreement”), the maximum aggregate amount that we would be required to pay for each earn-out period is $30.0 million. If the asset market values on the applicable measurement date fall below certain specified thresholds, no payment of consideration is owed to the Sellers for such period.
Based on advisory asset levels and the achievement of performance goals for the first earn-out period specified in the HKFS Purchase Agreement, we paid the full $30.0 million to the sellers in the third quarter of 2021. The estimated fair value of the HKFS Contingent Consideration liability for the second earn-out period was $28.3 million as of December 31, 2021, and is included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.
Blucora, Inc. | 2021 Form 10-K 91

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Litigation
From time to time, we are subject to various legal proceedings, regulatory matters or fines, or claims that arise in the ordinary course of business. We accrue a liability when management believes that it is both probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.
Aside from the contingent liability related to the HKFS Contingent Consideration, we are not currently a party to any such matters for which we have recognized a material liability on our consolidated balance sheet as of December 31, 2021.
We have entered into indemnification agreements in the ordinary course of business with our officers and directors. Pursuant to these agreements, we may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under these indemnification agreements and applicable Delaware law.
Note 11: Stockholders' Equity
Stock repurchase plan
On March 19, 2019, we announced that our board of directors authorized a stock repurchase plan pursuant to which we may repurchase up to $100.0 million of our common stock. For the year ended December 31, 2019, we repurchased 1.3 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of $28.3 million. On December 9, 2021, we announced that our board of directors authorized the Company to repurchase an additional $28.3 million of our common stock pursuant to the stock repurchase plan, bringing the total authorized repurchases under the stock repurchase plan back to $100.0 million.
Pursuant to the stock repurchase plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased depends on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date.
There were no stock repurchases for the years ended December 31, 2021 or December 31, 2020; however, between January 1, 2022 and February 23, 2022, we repurchased approximately 0.6 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $11.0 million. The remaining authorized amount under the stock repurchase plan as of February 23, 2022 was approximately $89.0 million.
Note 12: Stock-based Compensation
Employee stock purchase plan
The 2016 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 2.7 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 0.5 million shares were available for issuance as of December 31, 2021. We issue new shares upon purchase through the ESPP.
Stock incentive plan
We may grant incentive or non-qualified stock options, stock, RSUs, cash-settled restricted stock units, stock appreciation rights, and performance shares or performance units to employees, non-employee directors, consultants, and financial professionals.
Blucora, Inc. | 2021 Form 10-K 92

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
In 2018, our stockholders approved the Blucora, Inc. 2018 Long-term Incentive Plan (the “2018 Plan”), which replaced the Blucora, Inc. 2015 Incentive Plan (as amended and restated). Upon approval of the 2018 Plan, RSUs and options are granted under the 2018 Plan, except for inducement awards made under the Blucora, Inc. 2016 Equity Inducement Plan.
RSUs typically include time-based RSUs or performance-based RSUs. Stock options and time-based RSUs generally vest over a period of one-to-three years, with the majority of awards vesting over three years. For stock options and time-based RSUs, one-third of the award vests one year after the date of grant, with the remainder of the award vesting ratably thereafter on an annual basis. Stock options expire seven years from the date of grant. Performance-based RSUs typically cliff vest following a three-year performance period based on the achievement of company-stated performance goals and market-based conditions. Performance-based RSUs typically contain a range of shares that may vest depending on the achievement of the underlying performance criteria.
Cash-settled restricted stock units represent hypothetical restricted stock units that, upon vesting, require cash settlement equal to the fair value of the Company’s common stock on the date of vesting, less applicable withholding taxes. Because these awards are required to be settled in cash, they are accounted for under the liability method of ASC 718 - Stock Compensation. Compensation expense for these awards is recognized based on the underlying vesting terms.
We issue new shares upon the exercise of stock options and upon the vesting of RSUs. If a stock option or RSU is surrendered or otherwise unused, the related shares will continue to be available for issuance under the 2018 Plan.
A summary of stock options and RSUs at December 31, 2021 is as follows:

Number of shares authorized for awards	11,782,709
Options and RSUs outstanding	3,556,164
Options and RSUs expected to vest	3,229,727
Options and RSUs available for grant	5,463,646
For the year ended December 31, 2021, the following activity occurred under our stock incentive plans:

	Number of options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding at December 31, 2020	1,364,327	$17.31
Granted	450,234	$15.06
Forfeited	(20,565)	$14.24
Expired	(50,570)	$20.97
Exercised	(40,071)	$10.34
Outstanding at December 31, 2021	1,703,355	$16.81	$4,335	4.5
Exercisable at December 31, 2021	777,125	$17.83	$1,759	3.1
Vested and expected to vest after December 31, 2021	1,586,021	$16.93	$3,987	4.4
Blucora, Inc. | 2021 Form 10-K 93

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
To estimate stock-based compensation expense, we used the Black-Scholes-Merton valuation method with the following assumptions for stock options granted:

	Year Ended December 31,
	2021	2020	2019
Risk-free interest rate	0.20% - 0.84%	0.24% - 1.62%	2.28% - 2.88%
Expected dividend yield	—%	—%	—%
Expected volatility	48% - 51%	39% - 56%	38% - 42%
Expected life	3.5	3.5	3.6
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

	Number of units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Time and performance-based
Outstanding at December 31, 2020	1,501,365	$23.19
Granted	1,005,096	$15.87
Forfeited	(211,893)	$19.96
Vested	(441,759)	$21.09
Outstanding at December 31, 2021	1,852,809	$20.09	$32,092	0.9
Expected to vest after December 31, 2021	1,643,706	$20.37	$28,469	0.8

Cash-settled
Outstanding at December 31, 2020	—	$—
Granted	314,165	$17.34
Forfeited	(14,700)	$17.34
Vested	—	$—
Outstanding at December 31, 2021	299,465	$17.34	$5,187	2.2
Blucora, Inc. | 2021 Form 10-K 94

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Supplemental information is presented below:

	Year Ended December 31,
	2021	2020	2019
Stock options:
Weighted average grant date fair value per option granted	$6.37	$6.04	$8.88
Total intrinsic value of options exercised (in thousands)	$268	$71	$17,674
Total fair value of options vested (in thousands)	$1,420	$4,488	$2,593
RSUs:
Time and performance-based
Weighted average grant date fair value per unit granted	$15.87	$19.06	$28.89
Total intrinsic value of units vested (in thousands)	$7,167	$4,115	$10,679
Total fair value of units vested (in thousands)	$10,427	$6,182	$6,368
Cash-settled
Weighted average grant date fair value per unit granted	$17.34	$—	$—
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

	Year Ended December 31,
	2021	2020	2019
Cost of revenue	$5,099	$5,129	$4,082
Engineering and technology	754	795	715
Sales and marketing	2,867	1,776	346
General and administrative (1)	12,034	2,366	11,157
Total	$20,754	$10,066	$16,300
____________________________
(1)Stock-based compensation expense for the year ended December 31, 2020 was reduced by $8.5 million related to the reversal of stock-based compensation expense due to: (1) forfeitures resulting from executive departures and (2) the reversal of stock-based compensation expense for performance-based RSUs that are not expected to vest.
As of December 31, 2021, total unrecognized stock-based compensation expense related to unvested stock awards was as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$1,552	1.3
Time and performance-based RSUs	9,081	1.3
Cash-settled RSUs	3,795	2.2
Total	$14,428
Blucora, Inc. | 2021 Form 10-K 95

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Note 13: Interest Expense and Other, Net
“Interest expense and other, net” on the consolidated statements of comprehensive income (loss) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Interest expense	$28,807	$24,570	$19,017
Amortization of debt issuance costs	1,522	1,372	1,042
Accretion of debt discounts	1,146	693	228
Total interest expense	31,475	26,635	20,287
Interest income	(21)	(65)	(449)
Gain on sale of a business	—	(349)	(3,256)
Non-capitalized debt issuance expenses	—	3,687	—
Other	626	1,396	333
Interest expense and other, net	$32,080	$31,304	$16,915
Note 14: 401(k) Plan
We have a 401(k) savings plan covering our employees. Eligible employees may contribute through payroll deductions. Pursuant to a continuing resolution by our board of directors, we match a portion of the 401(k) contributions made by our employees. The amount we have contributed ranges from 1% to 4% of an employee’s salary, depending upon the percentage contributed by the employee. For the years ended December 31, 2021, 2020, and 2019, we contributed $4.0 million, $2.8 million, and $2.4 million, respectively, to our employees’ 401(k) plans.
Blucora, Inc. | 2021 Form 10-K 96

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
Note 15: Income Taxes
Loss before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
United States	$(1,461)	$(300,424)	$(18,088)
Foreign	—	—	1,182
Loss before income taxes	$(1,461)	$(300,424)	$(16,906)
Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2021	2020	2019
Current:
U.S. federal	$—	$—	$(732)
State	1,321	1,272	2,901
Foreign	—	—	333
Total current expense	1,321	1,272	2,502
Deferred:
U.S. federal	(8,970)	40,857	(62,580)
State	(1,569)	202	(4,970)
Foreign	—	—	(6)
Total deferred expense (benefit)	(10,539)	41,059	(67,556)
Income tax expense (benefit)	$(9,218)	$42,331	$(65,054)
Income tax expense (benefit) differed from the amount calculated by applying the statutory federal income tax rate of 21% as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Income tax benefit at the statutory federal income tax rate	$(307)	$(63,089)	$(3,550)
Non-deductible compensation	1,594	1,681	1,933
State income taxes, net of federal benefit	891	1,053	(1,897)
Excess tax (benefits) and deficiencies of stock-based compensation	402	1,004	(4,100)
Uncertain tax positions and audit settlements	(966)	(575)	(1,227)
Valuation allowance	(50,934)	23,911	(56,881)
Net operating loss write-off	17,539	21,051	—
Capital loss carryforwards write-off	22,324	—	—
Other	239	464	(691)
Non-deductible acquisition-related transaction costs	—	—	1,359
Non-deductible goodwill	—	56,831	—
Income tax expense (benefit)	$(9,218)	$42,331	$(65,054)
For the year ended December 31, 2021, the primary difference between the statutory tax rate and the annual effective tax rate was due to a reduction in our valuation allowance. This reduction included the utilization of net operating losses for current year taxable income, the write-off of expired federal net operating losses, and the write-off of expired capital loss carryforwards. Other differences between the statutory rate and the annual effective tax rate are related to uncertain tax positions, non-deductible compensation, state taxes, and excess tax deficiencies for stock compensation.
Blucora, Inc. | 2021 Form 10-K 97

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
For the year ended December 31, 2020, the primary difference between the statutory tax rate and the annual effective tax rate was the impact of the non-deductible goodwill impairment, incremental valuation allowance, and the write-off of expired federal net operating losses. Other differences between the statutory rate and the annual effective tax rate are related to non-deductible compensation, state taxes, excess tax deficiencies for stock compensation, and uncertain tax positions.
The tax effect of temporary differences and net operating loss carryforwards that gave rise to our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Net operating loss and credit carryforwards	$23,560	$54,196
Capital loss	429	22,753
Accrued compensation	7,800	7,094
Stock-based compensation	5,839	4,848
Deferred revenue	3,977	3,935
Lease liabilities	9,083	9,193
Other, net	2,395	3,583
Total gross deferred tax assets	53,083	105,602
Valuation allowance	(16,801)	(67,735)
Deferred tax assets, net of valuation allowance	36,282	37,867
Deferred tax liabilities:
Amortization	(49,347)	(59,580)
Depreciation	(1,157)	(1,947)
Right-of-use assets	(4,871)	(5,571)
Other, net	(1,031)	(1,432)
Total gross deferred tax liabilities	(56,406)	(68,530)
Net deferred tax liabilities	$(20,124)	$(30,663)
At December 31, 2021, we evaluated the need for a valuation allowance for deferred tax assets based upon our assessment of whether it is more likely than not that we will generate sufficient future taxable income necessary to realize the deferred tax benefits. We maintain a valuation allowance against our deferred tax assets that are capital in nature to the extent that it is more likely than not that the related deferred tax benefit will not be realized. We also have a deferred tax asset related to the net operating losses (“NOLs”) that we believe are more likely than not to expire before utilization. In 2021, we decreased the valuation allowance by $50.9 million related to the utilization of NOLs to offset current year taxable income and for the expiration of certain federal net operating losses and capital loss carryforwards. Although we have concluded it is more likely than not that the related deferred tax benefits associated with our deferred tax assets will not be realized, our valuation allowance does not prevent us from utilizing unexpired NOLs to offset taxable income in future periods.
Blucora, Inc. | 2021 Form 10-K 98

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
The changes in the valuation allowance for deferred tax assets are shown below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$67,735	$43,824	$100,705
Increase (decrease) in valuation allowance—future year utilization	2,105	18,136	(45,651)
Increase (decrease) in valuation allowance—current year utilization and expiration	(53,039)	5,047	(10,943)
Increase (decrease) in valuation allowance—other	—	728	(287)
Balance at end of year	$16,801	$67,735	$43,824
As of December 31, 2021, our U.S. federal and state net operating loss carryforwards for income tax purposes were $105.2 million and $15.4 million, respectively, which primarily related to excess tax benefits for stock-based compensation. If unutilized, our federal net operating loss carryforwards will expire between 2022 and 2037, with the majority of them expiring between 2022 and 2024. Additionally, changes in ownership, as defined by Section 382 of the Internal Revenue Code, may limit the amount of net operating loss carryforwards used in any one year.
A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Balance at beginning of year	$7,476	$19,483	$22,590
Gross decreases for tax positions of prior years	—	(11,972)	(1,858)
Gross increases for tax positions of current year	—	—	60
Purchase accounting for 1st Global Acquisition	—	(35)	442
Settlements with taxing authorities	—	—	(563)
Statute of limitations expirations	(2,811)	—	(1,188)
Balance at end of year	$4,665	$7,476	$19,483
The total amount of unrecognized tax benefits that could affect our effective tax rate if recognized was $1.8 million and $2.8 million as of December 31, 2021 and 2020, respectively. The remaining $2.9 million and $4.7 million was not recognized on our consolidated balance sheets as of December 31, 2021 and 2020, respectively, and if recognized, would create a deferred tax asset subject to a valuation allowance. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017, although NOL carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2021, no significant adjustments have been proposed relative to our tax positions.
For the year ended December 31, 2021, we reversed $0.2 million of interest and penalties related to uncertain tax positions. For the year ended December 31, 2020, the amount recognized for interest and penalties related to uncertain tax positions was not material. For the year ended December 31, 2019, we reversed $0.4 million of interest and penalties related to uncertain tax positions. We had $1.3 million and $1.5 million accrued for interest and penalties as of December 31, 2021 and 2020, respectively.
Note 16: Net Income (Loss) Per Share
“Basic net income (loss) per share” is calculated using the weighted average number of common shares outstanding during the applicable period. “Diluted net income (loss) per share” is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the applicable period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of outstanding RSUs using the treasury stock method. Cash-settled restricted stock units are not settled in common shares and are therefore excluded from
Blucora, Inc. | 2021 Form 10-K 99

BLUCORA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2021, 2020, and 2019
dilutive potential common shares. Dilutive potential common shares are excluded from the calculation of diluted net income per share if their effect is antidilutive. Certain of our performance-based RSUs are considered contingently issuable shares and are excluded from the diluted weighted average common shares outstanding computation because the related performance-based criteria were not achieved as of the end of the reporting period.
The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net income (loss)	$7,757	$(342,755)	$48,148
Denominator:
Basic weighted average common shares outstanding	48,578	47,978	48,264
Dilutive potential common shares	948	—	1,018
Diluted weighted average common shares outstanding	49,526	47,978	49,282
Net income (loss) per share:
Basic	$0.16	$(7.14)	$1.00
Diluted	$0.16	$(7.14)	$0.98
Shares excluded (1)	1,218	2,936	1,150
____________________________
(1)Potential common shares were excluded from the calculation of diluted net income (loss) per share for these periods because their effect would have been anti-dilutive. For the year ended December 31, 2020, all potential common shares were excluded from the calculation of diluted net income (loss) per share due to the net loss recognized.

Note 17: Subsequent Event
Between January 1, 2022 and February 23, 2022, we repurchased approximately 0.6 million shares of our common stock under our stock repurchase plan for an aggregate purchase price of approximately $11.0 million. The remaining authorized amount under the stock repurchase plan as of February 23, 2022 was approximately $89.0 million.
Blucora, Inc. | 2021 Form 10-K 100

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2021 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2021.
Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, and its report is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Blucora, Inc. | 2021 Form 10-K 101

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Blucora, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Blucora, Inc.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Blucora, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Blucora, Inc. as of December 31, 2021 and 2020, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 25, 2022 expressed an unqualified opinion thereon.
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

/s/ Ernst & Young LLP

Dallas, Texas
February 25, 2022
Blucora, Inc. | 2021 Form 10-K 102

ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Blucora, Inc. | 2021 Form 10-K 103

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

Blucora, Inc. | 2021 Form 10-K 104

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
(b) Exhibits

Blucora, Inc. | 2021 Form 10-K 105

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
2.2#	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement dated June 30, 2020	8-K	July 1, 2020	2.1
2.3#	Third Amendment to Stock Purchase Agreement, dated June 29, 2021, by and among Spirit Acquisitions, LLC, Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	July 2, 2021	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K (No. 000-25131)	August 13, 2012	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc. filed with the Secretary of State of Delaware on June 1, 2017	8-K	June 5, 2017	3.1
3.3	Certificate of Amendment to the Restated Certificate of Incorporation of Blucora, Inc. filed with the Secretary of State of Delaware on June 8, 2018	8-K	June 8, 2018	3.1
3.4	Amended and Restated Bylaws of Blucora, Inc., dated July 15, 2020	8-K	July 16, 2020	4.1
4.1	Description of Securities	10-K	February 26, 2021	4.1
10.1*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of June 5, 2012	S-8 (No. 333-198645)	September 8, 2014	99.1
10.2*	Blucora, Inc. 2015 Incentive Plan, as Amended and Restated	DEF 14A	April 25, 2016	Appendix A
10.3*	Form of Blucora, Inc. 2015 Incentive Plan Nonqualified Stock Option Grant Notice	10-Q	July 30, 2015	10.2
10.4*	Form of Blucora, Inc. 2015 Incentive Plan Restricted Stock Unit Grant Notice	10-Q	July 30, 2015	10.3
10.5*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.2
10.6*	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.3
10.7*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Blucora, Inc. 2015 Incentive Plan	10-Q	April 28, 2016	10.3
10.8*	Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 19, 2018	Appendix A
10.9*	Amendment No. 1 to the Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 9, 2020	Appendix B
10.10*	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.13
10.11*	Form of Time-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.14
Blucora, Inc. | 2021 Form 10-K 106

10.12*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.15
10.13*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.16
10.14*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.17
10.15*	Blucora, Inc. 2016 Equity Inducement Plan	S-8	January 29, 2016	99.1
10.16*	Amendment No. 1 to Blucora, Inc. 2016 Inducement Plan	S-8	October 14, 2016	99.1
10.17*	Amendment No. 2 to the Blucora, Inc. 2016 Inducement Plan	8-K	May 25, 2018	10.1
10.18*	Amendment No. 3 to the Blucora, Inc. 2016 Equity Inducement Plan	8-K	May 28, 2020	10.3
10.19*	Form of Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to Newly-Hired Executive Officers Under the Blucora, Inc. 2016 Equity Inducement Plan, as amended	10-Q	October 31, 2018	10.2
10.20*	Form of Nonqualified Stock Option Grant Notice and Agreement under the Blucora, Inc. 2016 Equity Inducement Plan	10-Q	May 6, 2020	10.6
10.21*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Blucora, Inc. 2016 Equity Inducement Plan	10-Q	May 6, 2020	10.5
10.22*	Blucora, Inc. 2018 Annual Incentive Plan	8-K	February 23, 2018	10.1
10.23*	Employment Agreement by and between Blucora, Inc. and Christopher W. Walters, dated January 17, 2020	10-K	February 26, 2021	10.32
10.24*	Form of Employment Agreement for Executive Officers (entered into by and between the Company and Todd Mackay, effective April 20, 2020, entered into by and between the Company and Marc Mehlman, effective April 27, 2020, entered into by and between the Company and Ann Bruder, effective June 19, 2020, and entered into by and between the Company and Mr. Campbell, effective February 1, 2022)	8-K	February 4, 2022	10.1
10.25*	Blucora, Inc. Executive Change of Control Severance Plan, including the form of Participation Agreement as Appendix A thereto	8-K	January 19, 2021	10.1
10.26	Credit Agreement, dated May 22, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender from time to time a party to the Credit Agreement	8-K	May 23, 2017	10.1
10.27	First Amendment, dated November 28, 2017, among Blucora, Inc., as borrower, and most of its direct and indirect domestic subsidiaries, as guarantors, and Credit Suisse AG, Cayman Islands Branch, as administrative agent and collateral agent, and each lender party to the First Amendment	8-K	November 29, 2017	10.1
10.28	Second Amendment to Credit Agreement, dated May 6, 2019, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, and JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Second Amendment	8-K	May 6, 2019	10.1
Blucora, Inc. | 2021 Form 10-K 107

10.29^	Third Amendment to Credit Agreement, dated May 1, 2020, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Third Amendment	10-Q	May 6, 2020	10.7
10.30^	Fourth Amendment to Credit Agreement, dated July 1, 2020, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Fourth Amendment	8-K	July 1, 2020	10.1
10.31^	Fifth Amendment to Credit Agreement, dated April 26, 2021, among Blucora, Inc., as borrower, most of its direct and indirect domestic subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as successor administrative agent and successor collateral agent, and each lender party to the Fifth Amendment.	8-K	April 27, 2021	10.1
10.32	Lease Agreement between BDDC, Inc. and Blucora, Inc., dated May 10, 2019	10-K	February 28, 2020	10.36
10.33*	Blucora, Inc., 2016 Employee Stock Purchase Plan	DEF 14A	April 25, 2016	Appendix B
10.34*	Amendment No. 1 to the Blucora, Inc. Employee Stock Purchase Plan	10-Q	August 1, 2018	99.1
10.35*	Amendment No. 2 to the Blucora, Inc. 2016 Employee Stock Purchase Plan	DEF 14A	April 9, 2020	Appendix C
10.36*	Blucora, Inc. Non-Employee Director Compensation Policy	10-Q	August 8, 2019	10.2
10.37*	Blucora, Inc. Director Tax-Smart Deferral Plan	10-K	March 1, 2019	10.51
10.38*	Blucora, Inc. Executive Officer Tax-Smart Deferral Plan	10-K	March 1, 2019	10.52
10.39*	First Amendment to Blucora, Inc. Director Tax-Smart Deferral Plan	10-K	February 28, 2020	10.42
10.40*	First Amendment to Blucora, Inc. Executive Officer Tax-Smart Deferral Plan	10-K	February 28, 2020	10.43
10.41*	Form of Indemnification Agreement	10-K	February 28, 2020	10.44
21.1	Principal Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained on the signature page hereto)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002				X
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002				X
Blucora, Inc. | 2021 Form 10-K 108

101	The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)	X
____________________________

*	Indicates a management contract or compensatory plan or arrangement.
^	Certain portions of the exhibit have been omitted.
#	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. Blucora, Inc. hereby undertakes to furnish supplemental copies of any of the omitted schedules and exhibits upon request by the Securities and Exchange Commission.
**	The certifications attached as Exhibits 32.1 and 32.2 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Blucora, Inc. under the Securities Act of 1933, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
(c) Financial Statements and Schedules
See Item 15(a) above.
ITEM 16. Form 10-K Summary
None.
Blucora, Inc. | 2021 Form 10-K 109

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Christopher W. Walters
Christopher W. Walters President and Chief Executive Officer

Date:	February 25, 2022
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

Signature	Title	Date

/s/ Christopher W. Walters	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 25, 2022
Christopher W. Walters

/s/ Marc Mehlman	Chief Financial Officer (Principal Financial Officer)	February 25, 2022
Marc Mehlman

/s/ Stacy A. Murray	Chief Accounting Officer (Principal Accounting Officer)	February 25, 2022
Stacy A. Murray

/s/ Georganne C. Proctor	Chair and Director	February 25, 2022
Georganne C. Proctor

/s/ Steven Aldrich	Director	February 25, 2022
Steven Aldrich

/s/ Mark A. Ernst	Director	February 25, 2022
Mark A. Ernst

/s/ E. Carol Hayles	Director	February 25, 2022
E. Carol Hayles

/s/ Tina Perry	Director	February 25, 2022
Tina Perry

/s/ Karthik Rao	Director	February 25, 2022
Karthik Rao

/s/ Jana R. Schreuder	Director	February 25, 2022
Jana R. Schreuder

/s/ Mary S. Zappone	Director	February 25, 2022
Mary S. Zappone
Blucora, Inc. | 2021 Form 10-K 110