Form 10-Q
period 2022-03-31
BLUCORA, INC.
filed 2022-05-04
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
As of April 27, 2022, 47,247,539 shares of the registrant’s Common Stock were outstanding.

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

Blucora, Inc. | Q1 2022 Form 10-Q 2

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
•our ability to retain employees and acquired client assets following acquisitions;
•any compromise of confidentiality, availability or integrity of information, including cyberattacks;
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
Blucora, Inc. | Q1 2022 Form 10-Q 3

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
•our ability to protect our intellectual property and the impact of any claim that we infringed on the intellectual property rights of others; and
•the effects on our business of actions of activist stockholders.
Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021, as well as in our other filings with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q. We do not undertake any obligation and do not intend to update or revise any forward-looking statement to reflect new information, events, or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

Blucora, Inc. | Q1 2022 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,222	$134,824
Accounts receivable, net	26,618	21,906
Commissions and advisory fees receivable	22,890	25,073
Prepaid expenses and other current assets	21,695	18,476
Total current assets	215,425	200,279
Long-term assets:
Property, equipment, and software, net	73,687	73,638
Right-of-use assets, net	20,113	20,466
Goodwill, net	454,821	454,821
Acquired intangible assets, net	296,894	302,289
Other long-term assets	23,019	20,450
Total long-term assets	868,534	871,664
Total assets	$1,083,959	$1,071,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,879	$8,216
Commissions and advisory fees payable	15,387	17,940
Accrued expenses and other current liabilities	61,255	65,678
Current deferred revenue	8,459	13,180
Current lease liabilities	4,945	4,896
Current portion of long-term debt	1,812	1,812
Total current liabilities	115,737	111,722
Long-term liabilities:
Long-term debt, net	553,297	553,134
Long-term lease liabilities	32,504	33,267
Deferred tax liabilities, net	19,480	20,124
Long-term deferred revenue	5,090	5,322
Other long-term liabilities	8,978	6,752
Total long-term liabilities	619,349	618,599
Total liabilities	735,086	730,321

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 shares authorized; 50,384 shares issued and 47,433 shares outstanding at March 31, 2022; 50,137 shares issued and 48,831 shares outstanding at December 31, 2021	5	5
Additional paid-in capital	1,622,973	1,619,805
Accumulated deficit	(1,215,169)	(1,249,789)
Treasury stock, at cost— 2,951 shares at March 31, 2022 and 1,306 shares at December 31, 2021	(58,936)	(28,399)
Total stockholders’ equity	348,873	341,622
Total liabilities and stockholders’ equity	$1,083,959	$1,071,943

See accompanying notes.
Blucora, Inc. | Q1 2022 Form 10-Q 5

BLUCORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenue:
Wealth Management	$166,403	$154,491
Tax Software	141,150	123,892
Total revenue	307,553	278,383
Operating expenses:
Cost of revenue:
Wealth Management	119,874	108,623
Tax Software	9,426	5,578
Total cost of revenue	129,300	114,201
Engineering and technology	8,504	7,128
Sales and marketing	84,403	77,562
General and administrative	29,075	24,685
Acquisition and integration	1,666	8,103
Depreciation	2,931	2,300
Amortization of acquired intangible assets	6,631	7,175
Total operating expenses	262,510	241,154
Operating income	45,043	37,229
Interest expense and other, net	(7,841)	(7,883)
Income before income taxes	37,202	29,346
Income tax expense	(2,582)	(1,700)
Net income	$34,620	$27,646

Net income per share:
Basic	$0.71	$0.57
Diluted	$0.70	$0.56
Weighted average shares outstanding:
Basic	48,513	48,261
Diluted	49,747	49,097

See accompanying notes.
Blucora, Inc. | Q1 2022 Form 10-Q 6

BLUCORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (In thousands)

			Additional paid-in capital	Accumulated deficit
	Common stock				Treasury stock
	Shares	Amount			Shares	Amount	Total
Balance as of December 31, 2021	50,137	$5	$1,619,805	$(1,249,789)	1,306	$(28,399)	$341,622
Common stock issued pursuant to stock incentive plans and employee stock purchase plans	247	—	96	—	—	—	96
Stock repurchases	—	—	—	—	1,645	(30,537)	(30,537)
Stock-based compensation	—	—	4,641	—	—	—	4,641
Tax payments from shares withheld for equity awards	—	—	(1,569)	—	—	—	(1,569)
Net income	—	—	—	34,620	—	—	34,620
Balance as of March 31, 2022	50,384	$5	$1,622,973	$(1,215,169)	2,951	$(58,936)	$348,873

			Additional paid-in capital	Accumulated deficit
	Common stock				Treasury stock
	Shares	Amount			Shares	Amount	Total
Balance as of December 31, 2020	49,483	$5	$1,598,230	$(1,257,546)	1,306	$(28,399)	$312,290
Common stock issued pursuant to stock incentive plans and employee stock purchase plans	132	—	63	—	—	—	63
Stock-based compensation	—	—	5,520	—	—	—	5,520
Tax payments from shares withheld for equity awards	—	—	(865)	—	—	—	(865)
Net income	—	—	—	27,646	—	—	27,646
Balance as of March 31, 2021	49,615	$5	$1,602,948	$(1,229,900)	1,306	$(28,399)	$344,654

See accompanying notes.
Blucora, Inc. | Q1 2022 Form 10-Q 7

BLUCORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income	$34,620	$27,646
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization of acquired intangible assets	11,305	10,418
Stock-based compensation	6,225	5,610
Change in the fair value of acquisition-related contingent consideration	1,700	6,300
Reduction of right-of-use lease assets	353	569
Deferred income taxes	(644)	(269)
Amortization of debt discount and issuance costs	681	640
Accretion of lease liabilities	514	514
Other non-cash items	1,101	(78)
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(4,647)	(11,541)
Commissions and advisory fees receivable	2,183	111
Prepaid expenses and other current assets	(2,741)	(1,163)
Other long-term assets	(3,363)	(828)
Accounts payable	15,663	12,729
Commissions and advisory fees payable	(2,553)	(259)
Lease liabilities	(1,229)	(172)
Deferred revenue	(4,953)	(7,250)
Accrued expenses and other current and long-term liabilities	(6,872)	10,745
Net cash provided by operating activities	47,343	53,722
Investing activities:
Purchases of property, equipment, and software	(4,731)	(8,598)
Asset acquisitions	(751)	(587)
Net cash used by investing activities	(5,482)	(9,185)
Financing activities:
Payments on credit facilities	(453)	(453)
Stock repurchases	(30,537)	—
Proceeds from stock option exercises	96	63
Tax payments from shares withheld for equity awards	(1,569)	(865)
Net cash used by financing activities	(32,463)	(1,255)
Net increase in cash, cash equivalents, and restricted cash	9,398	43,282
Cash, cash equivalents, and restricted cash, beginning of period	134,824	150,762
Cash, cash equivalents, and restricted cash, end of period	$144,222	$194,044

Supplemental cash flow information:
Cash paid for income taxes	$850	$—
Cash paid for interest	$7,107	$7,123

See accompanying notes.
Blucora, Inc. | Q1 2022 Form 10-Q 8

BLUCORA, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, certified public accounting (“CPA”) firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is a leading U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, operations, sales, and product support tools that enable them to offer tax-advantaged planning, investing, and wealth management services to their clients.
Avantax Planning Partners is an in-house/employee-based RIA, insurance agency, and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). We acquired HKFS in July 2020 (the “HKFS Acquisition”) and subsequently rebranded it in order to create tighter brand alignment through one common and recognizable brand. Any reference to Avantax Planning Partners in this Form 10-Q is inclusive of HKFS.
Tax Software
Our Tax Software business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Software business,” or the “Tax Software segment”) and provides digital tax preparation services and ancillary services for consumers, small business owners, and tax professionals through its website www.TaxAct.com and its mobile applications.

Our Tax Software segment is highly seasonal with a significant portion of its annual revenue typically earned in the first two quarters of the fiscal year. During the third and fourth quarters of the fiscal year, the Tax Software segment typically reports losses because revenue from the segment is minimal while core operating expenses continue.

As a result of the continued impact of the COVID-19 pandemic, the Internal Revenue Service (“IRS”) delayed the start of the tax year 2020 tax season and extended the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021. In addition, the IRS further extended the federal filing and payment deadline for Texas, Louisiana, and Oklahoma to June 15, 2021. Beyond federal filings, the majority of states also extended their filing and payment deadlines for tax year 2020 state tax returns. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first quarter to the second quarter of 2021.
Segments
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment.
Note 2: Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared by us under the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial
Blucora, Inc. | Q1 2022 Form 10-Q 9

statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with United States generally accepted accounting principles (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of results for a full year.
A summary of our significant accounting policies is included in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021. There have been no significant changes in our significant accounting policies since December 31, 2021.
Note 3: Segment Information and Revenue
We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment. Our Chief Executive Officer is the chief operating decision maker and reviews financial information presented on a disaggregated basis. This information is used for purposes of allocating resources and evaluating financial performance.
We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, or contested proxy and other legal and consulting costs to the reportable segments. Such amounts are reflected under the heading “Corporate-level activity.” In addition, we do not allocate interest expense and other, net, or income taxes to the reportable segments. We do not report assets or capital expenditures by segment to the chief operating decision maker.
Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Revenue:
Wealth Management	$166,403	$154,491
Tax Software	141,150	123,892
Total revenue	307,553	278,383
Operating income (loss):
Wealth Management	16,421	19,396
Tax Software	58,030	50,888
Corporate-level activity	(29,408)	(33,055)
Total operating income	45,043	37,229
Interest expense and other, net	(7,841)	(7,883)
Income before income taxes	37,202	29,346
Income tax expense	(2,582)	(1,700)
Net income	$34,620	$27,646

Blucora, Inc. | Q1 2022 Form 10-Q 10

Wealth Management Revenue Recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenues by major category within the Wealth Management segment and the timing of Wealth Management revenue recognition was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Recognized upon transaction:
Commission	$20,624	$22,367
Transaction and fee	1,244	1,374
Total Wealth Management revenue recognized upon transaction	$21,868	$23,741
Recognized over time:
Advisory	$107,169	$91,119
Commission	27,031	30,167
Asset-based	5,663	5,329
Transaction and fee	4,672	4,135
Total Wealth Management revenue recognized over time	$144,535	$130,750
Total Wealth Management revenue:
Advisory	$107,169	$91,119
Commission	47,655	52,534
Asset-based	5,663	5,329
Transaction and fee	5,916	5,509
Total Wealth Management revenue	$166,403	$154,491
Tax Software Revenue Recognition
We generate Tax Software revenue from the sale of digital tax preparation services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
Revenues by major category within the Tax Software segment and the timing of Tax Software revenue recognition was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Recognized upon transaction:
Consumer	$125,261	$110,567
Professional	13,784	12,127
Total Tax Software revenue recognized upon transaction	$139,045	$122,694
Recognized over time:
Professional	$2,105	$1,198
Total Tax Software revenue recognized over time	$2,105	$1,198
Total Tax Software revenue:
Consumer	$125,261	$110,567
Professional	15,889	13,325
Total Tax Software revenue	$141,150	$123,892
Note 4: Asset Acquisitions
During the three months ended March 31, 2022, we completed acquisitions in our Wealth Management business that met the criteria to be accounted for as asset acquisitions. Total initial purchase consideration, including acquisition costs and fixed deferred payments, was $1.2 million. This purchase consideration was
Blucora, Inc. | Q1 2022 Form 10-Q 11

allocated to the acquired assets, primarily customer relationship intangibles. Customer relationship intangibles are amortized on a straight-line basis over an amortization period of 15 years.
We are subject to variable contingent consideration payments related to our asset acquisitions that are not recognized as a liability on our condensed consolidated balance sheets until all contingencies related to the achievement of future financial targets are resolved and the consideration is paid. As of March 31, 2022, the maximum future fixed and contingent payments associated with all prior asset acquisitions were $17.0 million, with specified payment dates from 2022 through 2026.
Note 5: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	March 31, 2022	December 31, 2021
	Senior Secured Credit Facility
Principal outstanding	$560,891	$561,344
Unamortized debt issuance costs	(3,047)	(3,371)
Unamortized debt discount	(2,735)	(3,027)
Net carrying value	$555,109	$554,946
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (as amended, the “Senior Secured Credit Facility”). The Term Loan has a maturity date of May 22, 2024 (the “Term Loan Maturity Date”). On April 26, 2021, to ensure adequate liquidity and flexibility to support the Company’s growth, we entered into Amendment No. 5 to the Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things, refinance the existing $65.0 million Revolver and add $25.0 million of additional revolving credit commitments, for an aggregate principal amount of $90.0 million in revolving credit commitments (the “New Revolver”). The New Revolver has a maturity date of February 21, 2024 (the “New Revolver Maturity Date”).
The Company capitalized approximately $0.5 million of debt issuance costs paid in connection with the Credit Agreement Amendment, which are included in other long-term assets on the Company’s condensed consolidated balance sheets as part of the total deferred financing costs associated with the New Revolver.
As of March 31, 2022, the Senior Secured Credit Facility provided for up to $765.0 million of borrowings and consisted of a committed $90.0 million under the New Revolver and a $675.0 million Term Loan. As of March 31, 2022, we had $560.9 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of March 31, 2022, approximately $90.0 million was available for future borrowings under the Senior Secured Credit Facility, subject to customary terms and conditions.
The Company is required to make mandatory annual prepayments on the Term Loan in certain circumstances, including in the event that the Company generates Excess Cash Flow (as defined in the Credit Agreement) in a given fiscal year. The Credit Agreement permits the Company to voluntarily prepay the Term Loan without premium or penalty. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the Term Loan Maturity Date.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate (subject to a floor of 1.0%), plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of March 31, 2022, the applicable interest rate on the Term Loan was 5.0%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net
Blucora, Inc. | Q1 2022 Form 10-Q 12

Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
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
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of March 31, 2022.
Note 6: Leases
Our leases are primarily related to office space and are classified as operating leases. Operating lease cost, net of sublease income, is recognized in “General and administrative” expense for those net costs related to leases used in our operations and within “Acquisition and integration” expense for those net costs related to an unoccupied lease assumed in a previous acquisition on the condensed consolidated statements of operations.
Operating lease cost, net of sublease income, and cash paid on operating lease liabilities for the three months ended March 31, 2022 and 2021 were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Fixed lease cost	$973	$1,154
Variable lease cost	402	143
Operating lease cost, before sublease income	1,375	1,297
Sublease income	(234)	(116)
Total operating lease cost, net of sublease income	$1,141	$1,181

Additional lease information:
Cash paid on operating lease liabilities	$1,229	$217
Right-of-use assets and operating lease liabilities were recorded on the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2022	December 31, 2021
Right-of-use assets, net	$20,113	$20,466

Current lease liabilities	$4,945	$4,896
Long-term lease liabilities	32,504	33,267
Total operating lease liabilities	$37,449	$38,163

Weighted-average remaining lease term (in years)	10.1	10.3
Weighted-average discount rate	5.4%	5.4%
Blucora, Inc. | Q1 2022 Form 10-Q 13

The maturities of our operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Undiscounted cash flows:
Remainder of 2022	$3,811
2023	5,172
2024	5,080
2025	5,013
2026	4,193
Thereafter	26,130
Total undiscounted cash flows	49,399
Imputed interest	(11,950)
Present value of cash flows	$37,449
Note 7: Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Prepaid expenses	$16,213	$13,138
Other current assets	5,482	5,338
Total prepaid expenses and other current assets	$21,695	$18,476
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2022	December 31, 2021
Salaries and related benefit expenses	$10,518	$26,417
HKFS Contingent Consideration liability (1)	30,000	28,300
Accrued legal costs	1,609	2,871
Accrued vendor and advertising costs	10,923	3,777
Accrued taxes	3,698	—
Other	4,507	4,313
Total accrued expenses and other current liabilities	$61,255	$65,678
__________________________
(1)For more information on the Company’s contingent liabilities, see "Note 9—Commitments and Contingencies."
Note 8: Fair Value Measurements
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
Blucora, Inc. | Q1 2022 Form 10-Q 14

Assets and Liabilities Measured on a Recurring Basis
The fair value hierarchy of our financial assets and liabilities carried at estimated fair value and measured on a recurring basis were as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2022	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,294	$4,294	$—	$—
Deferred compensation assets	905	905	—	—
Total assets at fair value	$5,199	$5,199	$—	$—

HKFS Contingent Consideration liability	$30,000	$—	$—	$30,000
Deferred compensation liabilities	905	905	—	—
Total liabilities at fair value	$30,905	$905	$—	$30,000

		Fair value measurements at the reporting date using
	December 31, 2021	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,293	$4,293	$—	$—
Total assets at fair value	$4,293	$4,293	$—	$—

HKFS Contingent Consideration liability	$28,300	$—	$—	$28,300
Total liabilities at fair value	$28,300	$—	$—	$28,300
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value them utilizing quoted prices in active markets.
We offer non-qualified deferred compensation plans to our executive officers, board of directors, and certain independent financial professionals. Participants in these plans direct the investment of their accounts among the available investment options, which are generally the same as those available under our 401(k) plan. We have elected to fund these obligations through a rabbi trust which mirrors the investment elections made by participants. The assets in the rabbi trust are held for the purpose of satisfying our obligations to participants, however, remain subject to the claims of our creditors in the event we become insolvent. Our obligations and corresponding investments held under these non-qualified deferred compensation plans primarily consist of money market and mutual funds and are classified within Level 1 of the fair value hierarchy because we value them utilizing quoted prices in active markets. These investments, and the corresponding deferred compensation liabilities, are included within “Other long-term assets” and “Other long-term liabilities”, respectively, on the condensed consolidated balance sheets.
The HKFS Contingent Consideration liability relates to post-closing earn-out payments resulting from the acquisition of Avantax Planning Partners, formerly “HKFS” (see “Note 9—Commitments and Contingencies”). Based on advisory asset levels and the achievement of performance goals for the first earn-out period, we made the full $30.0 million payment in the third quarter of 2021.
The estimated fair value of the portion of the HKFS Contingent Consideration liability related to the second earn-out period (calculated in accordance with the amended HKFS Purchase Agreement and based on estimated advisory asset levels as of June 30, 2022) was $30.0 million as of March 31, 2022 and is included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets. The estimated fair value of the second earn-out payment was determined using a Monte Carlo simulation model in a risk neutral framework with the underlying simulated variable of advisory asset levels and the related achievement of certain advisory asset growth levels. The Monte Carlo simulation model utilized Level 3 inputs, which included forecasted advisory asset levels as of June 30, 2022, a risk-adjusted discount rate (which reflects the risk in the advisory asset projection) of 12.2%, asset volatility of 24.6%, and a credit spread of 1.9%. Significant increases to the discount rate, asset volatility, or credit spread inputs would have resulted in a significantly lower fair value measurement, and a
Blucora, Inc. | Q1 2022 Form 10-Q 15

significant decrease to the forecasted advisory asset levels would have resulted in a significantly lower fair value measurement.
A roll forward of the HKFS Contingent Consideration liability is as follows (in thousands):

HKFS Contingent Consideration liability
Balance as of December 31, 2020	$35,900
HKFS Contingent Consideration first earn-out payment	(30,000)
Valuation change recognized as expense	22,400
Balance as of December 31, 2021	28,300
Valuation change recognized as expense	1,700
Balance as of March 31, 2022	$30,000
Changes in the fair value of this contingent consideration are reflected in “Acquisition and integration” expense on the condensed consolidated statements of operations.
Fair Value of Financial Instruments
We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, financial professional loans, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of March 31, 2022, the Term Loan’s principal amount was $560.9 million, and the fair value of the Term Loan’s principal amount was $560.2 million. As of December 31, 2021, the Term Loan’s principal amount was $561.3 million, and the fair value of the Term Loan’s principal amount was $559.9 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation.
Note 9: Commitments and Contingencies
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
Based on advisory asset levels and the achievement of performance goals for the first earn-out period specified in the HKFS Purchase Agreement, we paid the full $30.0 million to the Sellers in the third quarter of 2021. The estimated fair value of the HKFS Contingent Consideration liability for the second earn-out period was $30.0 million as of March 31, 2022. For additional information on the valuation of the HKFS Contingent Consideration liability, see "Note 8—Fair Value Measurements."
Litigation
From time to time, we are subject to various legal proceedings, regulatory matters or fines, or claims that arise in the ordinary course of business. We accrue a liability when management believes that both it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. Although we believe that resolving such claims, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties.
Blucora, Inc. | Q1 2022 Form 10-Q 16

We are not currently a party to any such matters for which we have recognized a material liability on our condensed consolidated balance sheet as of March 31, 2022.
We have entered into indemnification agreements in the ordinary course of business with our officers and directors. Pursuant to these agreements, we may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under these indemnification agreements and applicable Delaware law.
Note 10: Interest Expense and Other, Net
“Interest expense and other, net” on the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2022	2021
Interest expense	$7,130	$7,183
Amortization of debt issuance costs	389	363
Amortization of debt discount	292	277
Total interest expense	7,811	7,823
Interest income and other	30	60
Interest expense and other, net	$7,841	$7,883
Note 11: Income Taxes
For 2022, our provision for income taxes in interim periods is based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined. The estimated annual effective tax rate does not include the effects of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.
We recorded income tax expense of $2.6 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively. Our effective income tax rate for the three months ended March 31, 2022 and March 31, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We maintain a valuation allowance for federal net operating loss carryforwards that we have concluded it is more likely than not that the related deferred tax benefits will not be realized. This valuation allowance does not prevent us from utilizing unexpired net operating losses to offset taxable income in future periods. The majority of these net operating losses will either be utilized or expire between 2022 and 2024.
Note 12: Net Income (Loss) Per Share
“Basic net income per share” is calculated using the weighted average number of common shares outstanding during the applicable period. “Diluted net income per share” is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the applicable period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of outstanding restricted stock units using the treasury stock method. Cash-settled restricted stock units are not settled in common shares and are therefore excluded from dilutive potential common shares. Dilutive potential common shares are excluded from the calculation of diluted net income per share if their effect is antidilutive. Certain of our performance-based restricted stock units are considered contingently issuable shares and are excluded from the diluted weighted average common shares outstanding computation because the related performance-based criteria were not achieved as of the end of the reporting period.
Blucora, Inc. | Q1 2022 Form 10-Q 17

The calculations of basic and diluted net income per share were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income	$34,620	$27,646
Denominator:
Basic weighted average common shares outstanding	48,513	48,261
Dilutive potential common shares (1)	1,234	836
Diluted weighted average common shares outstanding	49,747	49,097
Net income per share:
Basic	$0.71	$0.57
Diluted	$0.70	$0.56
Shares excluded (1)	910	1,289
________________________
(1)Potential common shares were excluded from the calculation of diluted net income per share for these periods because their effect would have been anti-dilutive.
Blucora, Inc. | Q1 2022 Form 10-Q 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of the Company’s financial condition, cash flows, and results of operations from management’s perspective and should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto included under Part I, Item 1 and the section titled “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q, as well as with our consolidated financial statements, accompanying notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2021.
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
Avantax Wealth Management provides tax-focused wealth management solutions for financial professionals, tax professionals, CPA firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries and is a leading U.S. tax-focused independent broker-dealer. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, operations, sales, and product support tools that enable them to offer tax-advantaged planning, investing, and wealth management services to their clients.
Avantax Planning Partners is an in-house/employee-based RIA, insurance agency, and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). We acquired HKFS in July 2020 (the “HKFS Acquisition”) and subsequently rebranded it in order to create tighter brand alignment through one common and recognizable brand. Any reference to Avantax Planning Partners in this Form 10-Q is inclusive of HKFS.
Tax Software
Our Tax Software business consists of the operations of TaxAct, Inc. (“TaxAct,” the “Tax Software business,” or the “Tax Software segment”) and provides digital tax preparation services and ancillary services for consumers, small business owners, and tax professionals through its website www.TaxAct.com and its mobile applications.
COVID-19 Pandemic
The extended COVID-19 pandemic has had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, has negatively impacted both our Wealth Management and Tax Software businesses.
In our Wealth Management business, the amount of cash sweep revenue we generate continues to be affected by the low interest rate environment. In response to the economic and market disruption associated with the COVID-19 pandemic, the Federal Reserve decreased the federal funds rate in 2020 and maintained a low-interest rate environment in 2021, causing a significant decline in cash sweep revenue. The Federal Reserve has signaled adjustments to monetary policy that would increase the federal funds rates, which we expect would positively impact cash sweep revenue. If the Federal Reserve does not increase, or further decreases, the federal funds rates, cash sweep revenue would continue to be negatively impacted.
Blucora, Inc. | Q1 2022 Form 10-Q 19

In our Tax Software segment, the typical seasonality of our Tax Software business has been affected by recent changes to tax filing deadlines. The Internal Revenue Service (“IRS”) delayed the start of the tax year 2020 tax season and extended the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021 as a result of the COVID-19 pandemic. In addition, the IRS extended the federal filing and payment deadline for Texas, Louisiana, and Oklahoma to June 15, 2021. Beyond federal filings, the majority of states also extended their filing and payment deadlines for tax year 2020 state tax returns. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first quarter to the second quarter of 2021. This change in seasonality caused significant fluctuations in our quarterly financial results and has affected the comparability of our financial results. As a result, the results of operations for the Tax Software segment are not as comparable for the three months ended March 31, 2022 and 2021 as they would have been in previous years.
For additional information on the effects of the COVID-19 pandemic on our results of operations for the selected periods, see “Results of Operations” below. For more information related to the COVID-19 pandemic and its impact to our businesses, see Part I, Item 1A and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Blucora, Inc. | Q1 2022 Form 10-Q 20

RESULTS OF OPERATIONS
Summary

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue:
Wealth Management	$166,403	$154,491	$11,912	7.7%
Tax Software	141,150	123,892	17,258	13.9%
Total revenue	307,553	278,383	29,170	10.5%
Operating income (loss):
Wealth Management	16,421	19,396	(2,975)	(15.3)%
Tax Software	58,030	50,888	7,142	14.0%
Corporate-level activity	(29,408)	(33,055)	3,647	11.0%
Total operating income	45,043	37,229	7,814	21.0%
Interest expense and other, net	(7,841)	(7,883)	42	0.5%
Income before income taxes	37,202	29,346	7,856	26.8%
Income tax expense	(2,582)	(1,700)	(882)	(51.9)%
Net income	$34,620	$27,646	$6,974	25.2%
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, net income increased $7.0 million primarily due to the following factors:
•Wealth Management segment operating income decreased $3.0 million primarily due to higher payout ratios to financial professionals and incremental personnel costs.
•Tax Software segment operating income increased $7.1 million primarily due to favorable increases in revenue per unit.
•Expenses within corporate-level activity decreased $3.6 million primarily due to reduced acquisition and integration costs.
•The Company recorded income tax expense of $2.6 million, an effective tax rate of 6.9%, for the three months ended March 31, 2022, compared to income tax expense of $1.7 million, an effective tax rate of 5.8%, for the three months ended March 31, 2021.
Blucora, Inc. | Q1 2022 Form 10-Q 21

SEGMENT REVENUE & OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and include certain reconciling items attributable to our segments. We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment. Segment information is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, or contested proxy and other legal and consulting costs to the reportable segments. Such amounts are reflected under the heading “Corporate-level activity.” In addition, we do not allocate interest expense and other, net, or income taxes to the reportable segments.
Wealth Management

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue	$166,403	$154,491	$11,912	7.7%
Operating income	$16,421	$19,396	$(2,975)	(15.3)%
Segment margin	9.9%	12.6%
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, Wealth Management segment operating income decreased $3.0 million primarily due to the following factors:
•Wealth Management revenue increased $11.9 million primarily due to a $16.1 million increase in advisory revenue, partially offset by a $4.9 million decrease in commission revenue. The increase in advisory revenue was primarily from increased client asset levels compared to March 31, 2021. Commission revenue was negatively impacted by unfavorable transaction activity and volatility in global markets primarily as a result of Russia’s invasion of Ukraine and the measures taken in response, including sanctions imposed by governments.
•Wealth Management operating expenses increased $14.9 million primarily due to a $10.8 million increase in cost of revenue resulting from increased advisory fees and commissions paid, coupled with $4.1 million of incremental personnel costs. Increased payout ratios correlate with increased asset levels, the timing of certain quarterly billings relative to the market impacts from Russia’s invasion of Ukraine, and the exit of lower producing financial professionals who were concentrated at lower payout levels. Increased personnel costs reflect our strategic investments to drive growth through enhanced service capabilities that support our financial and tax professionals.
•Segment margin compression for the three months ended March 31, 2022, was primarily due to the increase in operating expenses discussed above, coupled with the impact of market volatility on our higher margin service offerings. For the remainder of the year, we expect to incur incremental travel and conference costs associated with reduced COVID-19 travel restrictions; however, we expect for segment margin to increase as a result of the recently announced increase in the federal funds rate.
Blucora, Inc. | Q1 2022 Form 10-Q 22

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

($ in thousands)			Three Months Ended March 31,		Change
	Sources of Revenue	Primary Drivers	2022	2021	$	%
Financial professional-driven	Advisory	- Advisory asset levels	$107,169	$91,119	$16,050	17.6%
	Commission	- Transactions - Asset levels - Product mix	47,655	52,534	(4,879)	(9.3)%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	5,663	5,329	334	6.3%
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	5,916	5,509	407	7.4%
	Total revenue		$166,403	$154,491	$11,912	7.7%
	Total recurring revenue		$143,737	$130,755	$12,982	9.9%
	Recurring revenue rate		86.4%	84.6%
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
Business Metrics

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Client assets balances:
Total client assets (1)	$86,144,055	$84,776,191	$1,367,864	1.6%
Brokerage assets (1)	$45,222,763	$48,001,320	$(2,778,557)	(5.8)%
Advisory assets (1)	$40,921,292	$36,774,871	$4,146,421	11.3%
Advisory assets as a percentage of total client assets	47.5%	43.4%

Number of financial professionals (in ones):
Independent financial professionals (2)	3,376	3,691	(315)	(8.5)%
In-house/employee financial professionals (3)	33	27	6	22.2%
Total number of financial professionals	3,409	3,718	(309)	(8.3)%

Advisory and commission revenue per financial professional (4)	$45.4	$38.6	$6.8	17.6%
___________________________
(1)In connection with our ongoing integration of acquisitions, we refined the methodology by which we calculate client assets to align the methodologies within our Wealth Management segment for calculating such metrics. Specifically, such changes to the methodology include alignment to one third party data aggregator for assets not placed in custody with our clearing firm and to one consistent set of logic for all assets and transaction types. We have not recast client assets for prior periods to conform to our current presentation as we believe the changes to the calculation to be immaterial.
(2)The number of independent financial professionals includes licensed financial professionals that work with Avantax Wealth Management and operate as independent contractors, as well as licensed referring representatives at CPA firms (approximately 162) that partner with Avantax Planning Partners.
(3)The number of in-house/employee financial professionals includes licensed financial planning consultants, all of which are affiliated with Avantax Planning Partners.
(4)Calculation based on advisory and commission revenue for the three months ended March 31, 2022 and 2021, respectively.
Blucora, Inc. | Q1 2022 Form 10-Q 23

Client Assets. Total client assets include assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. To the extent that we provide more than one service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts, annuities, and mutual fund positions held directly with fund companies. These assets are not reported on the Company’s condensed consolidated balance sheets.
Advisory assets include client assets for which we provide investment advisory and management services as a fiduciary under the Investment Advisers Act of 1940. Our compensation for providing such services is typically a fee-based on the value of the advisory assets for each advisory client. These assets are not reported on the Company’s condensed consolidated balance sheets.
Brokerage assets represent total client assets other than advisory assets.
Total client assets increased $1.4 billion at March 31, 2022 compared to March 31, 2021 primarily due to $2.4 billion of favorable market change and reinvestment levels (primarily during 2021), partially offset by net client outflows of $1.0 billion. Net client outflows included net client inflows during the three months ended March 31, 2022 of $0.2 billion.
Advisory assets as a percentage of total client assets increased to 47.5% at March 31, 2022, compared to 43.4% at March 31, 2021. This increase was primarily driven by net client inflows of $3.4 billion, relating in part to our focus on converting off platform, direct to fund assets when appropriate for the client, to fee-based advisory platforms that include ongoing management and which incur higher margins.
Financial Professionals. The number of our financial professionals decreased 8.3% at March 31, 2022 compared to March 31, 2021, with the decrease primarily due to attrition related to lower revenue-producing financial professionals. This attrition led to a 17.6% increase in advisory and commission revenue per financial professional for the comparable periods. The decrease in the number of financial professionals was partially offset by our continued recruitment and onboarding of independent financial professionals.
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
Advisory asset balances were as follows (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Advisory assets—independent financial professionals	$34,393,359	$31,712,984	$2,680,375	8.5%
Advisory assets—in-house/employee financial professionals	5,163,741	3,794,739	1,369,002	36.1%
Retirement advisory assets—in-house financial professionals	1,364,192	1,267,148	97,044	7.7%
Total advisory assets	$40,921,292	$36,774,871	$4,146,421	11.3%
Blucora, Inc. | Q1 2022 Form 10-Q 24

The activity within our advisory assets was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Balance, beginning of the period	$42,179,051	$35,603,557
Net new advisory assets	1,166,673	368,863
Market impact and other	(2,424,432)	802,451
Balance, end of the period	$40,921,292	$36,774,871
Advisory revenue	$107,169	$91,119
Average advisory fee rate (1)	25 bps	26 bps
_________________________
(1)For the three months ended March 31, 2022 and March 31, 2021, average advisory fee rate equals advisory revenue for the relevant quarterly period divided by the advisory asset balance at the beginning of the relevant quarterly period.
Compared to March 31, 2021, advisory assets increased $4.1 billion, driven by a $3.4 billion increase in net new advisory assets, and reinvestment levels of $0.7 billion. Net new advisory assets benefited from a focus on converting off platform, direct to fund assets when appropriate for the client, to fee-based advisory platforms that include ongoing management and which incur higher margins. This increase in advisory assets resulted in a $16.1 million increase in advisory revenue compared to the three months ended March 31, 2021. The average advisory fee rates between the two periods were relatively flat.
For the three months ended March 31, 2022, advisory assets declined $1.3 billion primarily due to volatility in global markets as a result of Russia’s invasion of Ukraine and the measures taken in response, including sanctions imposed by governments.
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
Our commission revenue, by product category and by type of commission revenue, was as follows (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
By product category:
Mutual funds	$19,383	$23,694	$(4,311)	(18.2)%
Variable annuities	16,297	18,022	(1,725)	(9.6)%
Insurance	3,724	5,625	(1,901)	(33.8)%
General securities	8,251	5,193	3,058	58.9%
Total commission revenue	$47,655	$52,534	$(4,879)	(9.3)%

By type of commission:
Transaction-based	$20,624	$22,367	$(1,743)	(7.8)%
Trailing	27,031	30,167	(3,136)	(10.4)%
Total commission revenue	$47,655	$52,534	$(4,879)	(9.3)%
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021 transaction-based commission revenue and trailing commission revenue decreased $1.7 million and $3.1 million, respectively. These decreases were primarily due to unfavorable transaction activity and volatility in global markets as a result of Russia’s invasion of Ukraine and the measures taken in response, including sanctions imposed by governments.
Blucora, Inc. | Q1 2022 Form 10-Q 25

Asset-Based Revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, asset-based revenue increased $0.3 million, primarily a result of incremental revenue generated from financial product manufacturer sponsorship programs. Interest rates during the two comparable periods were consistent, resulting in flat cash sweep revenue between the periods.
Transaction and Fee Revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, financial institutions, and retirement plan sponsors.
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, transaction and fee revenue increased $0.4 million, primarily due to incremental revenue generated from financial professional support fees.
Tax Software

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Revenue	$141,150	$123,892	$17,258	13.9%
Operating income	$58,030	$50,888	$7,142	14.0%
Segment margin	41.1%	41.1%
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, Tax Software operating income increased $7.1 million due to the following factors:
•Tax Software revenue increased $17.3 million due to a $14.7 million increase in consumer revenue and a $2.6 million increase in professional revenue. Revenue during the three months ended March 31, 2022 benefited primarily from higher revenue per unit, which we expect to continue into the second quarter of 2022.
•Tax Software operating expenses increased $10.1 million primarily due to increased investments in seasonal customer care support and tax experts and an increase in strategic advertising and marketing spend.
Sources of Revenue
Tax Software revenue is derived primarily from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer, audit defense, e-file concierge services, and Xpert Assist.
We classify Tax Software revenue into two different categories: consumer revenue and professional revenue. Consumer revenue is derived from products and services sold to directly customers primarily for the preparation of individual or business tax returns. Professional revenue represents Tax Software revenue derived from products sold to tax return preparers who utilize our offerings to service end-user customers.
Revenue by category was as follows (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Consumer	$125,261	$110,567	$14,694	13.3%
Professional	15,889	13,325	2,564	19.2%
Total Tax Software revenue	$141,150	$123,892	$17,258	13.9%
Blucora, Inc. | Q1 2022 Form 10-Q 26

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
Quantitative information on the number of consumer e-files, professional e-files, professional units sold, and professional e-files per unit sold has been excluded because we do not view the comparison of these metrics to the prior year comparable period as meaningful due to the extension of the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021, as well as the extension of the federal filing and payment deadlines for Texas, Louisiana, and Oklahoma to June 15, 2021.
Corporate-Level Activity
Certain corporate-level activity, including certain general and administrative costs (such as personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, and contested proxy and other legal and consulting costs, is not allocated to our reportable segments.
Corporate-level activity by category was as follows (in thousands):

	Three Months Ended March 31,		Change
	2022	2021	$	%
Unallocated corporate-level general and administrative expenses	$7,292	$5,694	$1,598	28.1%
Stock-based compensation	6,225	5,610	615	11.0%
Acquisition and integration	1,666	8,103	(6,437)	(79.4)%
Depreciation	4,674	3,243	1,431	44.1%
Amortization of acquired intangible assets	6,631	7,175	(544)	(7.6)%
Contested proxy and other legal and consulting costs	2,920	3,230	(310)	(9.6)%
Total corporate-level activity	$29,408	$33,055	$(3,647)	(11.0)%
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, corporate-level activity decreased $3.6 million primarily due to the following factors:
•Acquisition and integration expenses decreased $6.4 million, primarily due to a $4.6 million decrease in the fair value adjustment recorded for the HKFS Contingent Consideration liability, and a $1.8 million decrease in professional services and other expenses due to a reduction in integration activities.
•Unallocated general and administrative expenses increased $1.6 million primarily due to incremental personnel costs.
•Depreciation expense increased $1.4 million primarily due to capitalized software costs for our Tax Software business.
Blucora, Inc. | Q1 2022 Form 10-Q 27

OPERATING EXPENSES
Cost of Revenue

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Wealth Management	$119,874	$108,623	$11,251	10.4%
Tax Software	9,426	5,578	3,848	69.0%
Total cost of revenue	$129,300	$114,201	$15,099	13.2%
Percentage of revenue	42.0%	41.0%
Cost of revenue consists of costs related to our Wealth Management and Tax Software businesses, which include commissions and advisory fees paid to independent financial professionals, payments made to CPA firms under fee sharing arrangements, amortization of forgivable loans issued to our financial professionals, third-party costs, and costs associated with the technical support team and the operation of our data centers. Data center costs include personnel expenses, the cost of temporary help and contractors, professional services fees, software support and maintenance, bandwidth and hosting costs, and depreciation (including depreciation related to software development costs in the Tax Software segment). Cost of revenue does not include compensation paid to in-house/employee financial professionals in our Wealth Management business. The compensation of our in-house/employee financial professionals is reflected in “Sales and marketing” expense.
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, cost of revenue increased $15.1 million, primarily due to an increase in advisory fees and commissions paid to financial professionals associated with incremental Wealth Management revenues. Payout ratios for the same period also increased due to the number of financial professionals earning higher payout levels, the exit of lower producing financial professionals who were concentrated at lower payout levels, and the alignment of our payout grids. Higher payout ratios are expected to continue in the near term as we continue to grow and scale our business. Furthermore, the Tax Software business had increased personnel costs and depreciation of capitalized software during such period. Continued investments in internally developed software for the Tax Software segment are expected to result in increased depreciation in future periods.
Engineering and Technology

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Engineering and technology	$8,504	$7,128	$1,376	19.3%
Percentage of revenue	2.8%	2.6%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our offerings, which include personnel expenses, the cost of temporary help and contractors, software support and maintenance, bandwidth and hosting, and professional services fees. Engineering and technology expenses do not include the costs of computer hardware and software that are capitalized, depreciated over their useful lives, and recognized on the consolidated statements of operations as either “Cost of Revenue” or “Depreciation.” For more information, see the “Cost of Revenue” and “Depreciation and Amortization of Acquired Intangible Assets” sections contained within this discussion of “Operating Expenses.”
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, engineering and technology expenses increased $1.4 million primarily due to increases in personnel expenses in our Tax Software segment.
Sales and Marketing

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Sales and marketing	$84,403	$77,562	$6,841	8.8%
Percentage of revenue	27.4%	27.9%
Sales and marketing expenses primarily consist of marketing expenses associated with our Tax Software business (including expenses related to marketing agencies and media companies) and our Wealth Management business, personnel expenses, compensation paid to Avantax Planning Partners in-house/employee financial professionals, the cost of temporary help and contractors, and back-office processing support expenses for our Wealth Management business.
Blucora, Inc. | Q1 2022 Form 10-Q 28

For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, sales and marketing expenses increased $6.8 million primarily due to a $3.6 million increase in personnel costs across both segments, and a $2.6 million increase in strategic advertising and marketing costs in our Tax Software business.
General and Administrative

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
General and administrative	$29,075	$24,685	$4,390	17.8%
Percentage of revenue	9.5%	8.9%
General and administrative (“G&A”) expenses primarily consist of personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, G&A expenses increased $4.4 million primarily due to incremental personnel costs and hardware and software support and maintenance fees.
Acquisition and Integration

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Change in the fair value of HKFS Contingent Consideration	$1,700	$6,300	$(4,600)	(73.0)%
Professional services and other expenses	(34)	1,803	(1,837)	(101.9)%
Total acquisition and integration	$1,666	$8,103	$(6,437)	(79.4)%
Percentage of revenue	0.5%	2.9%
Acquisition and integration expenses primarily relate to costs incurred for the acquisitions of Avantax Planning Partners and 1st Global and consist of employee-related expenses, professional services fees, changes in the fair value of contingent consideration, and other expenses.
For the three months ended March 31, 2022, acquisition and integration expenses decreased $6.4 million, primarily due to a $4.6 million decrease in the fair value adjustment recorded for the HKFS Contingent Consideration liability, and a $1.8 million decrease in professional services and other expenses due to a reduction in integration activities.
Depreciation and Amortization of Acquired Intangible Assets

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Depreciation	$2,931	$2,300	$631	27.4%
Amortization of acquired intangible assets	6,631	7,175	(544)	(7.6)%
Total depreciation and amortization of acquired intangible assets	$9,562	$9,475	$87	0.9%
Percentage of revenue	3.1%	3.4%
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
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, depreciation and amortization expense did not materially change.
Blucora, Inc. | Q1 2022 Form 10-Q 29

INTEREST EXPENSE AND OTHER, NET

($ in thousands)	Three Months Ended March 31,		Change
	2022	2021	$	%
Interest expense	$7,130	$7,183	$(53)	(0.7)%
Amortization of debt issuance costs	389	363	26	7.2%
Amortization of debt discount	292	277	15	5.4%
Total interest expense	7,811	7,823	(12)	(0.2)%
Interest income and other	30	60	(30)	(50.0)%
Interest expense and other, net	$7,841	$7,883	$(42)	(0.5)%
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, interest expense and other, net, did not materially change.
INCOME TAXES
We recorded income tax expense of $2.6 million and $1.7 million for the three months ended March 31, 2022, and 2021, respectively. The prior period interim tax provision was prepared by applying a year-to-date effective tax rate to income before income taxes. The current period interim tax provision was prepared by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the quarter (if applicable).
Our effective income tax rate for the three months ended March 31, 2022, and March 31, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We maintain a valuation allowance for federal net operating loss carryforwards that we have concluded it is more likely than not that the related deferred tax benefits will not be realized. This valuation allowance does not prevent us from utilizing unexpired net operating losses to offset taxable income in future periods. The majority of these net operating losses will either be utilized or expire between 2022 and 2024.
Blucora, Inc. | Q1 2022 Form 10-Q 30

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, interest expense and other, net, acquisition and integration costs, contested proxy and other legal and consulting costs, and income tax expense. Interest expense and other, net primarily consists of interest expense, net. Acquisition and integration costs primarily relate to the acquisitions of Avantax Planning Partners and 1st Global.
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
A reconciliation of GAAP net income (loss), which we believe to be the most comparable GAAP measure, to Adjusted EBITDA, is presented below:

	Three Months Ended March 31,
($ in thousands)	2022	2021
Net income	$34,620	$27,646
Stock-based compensation	6,225	5,610
Depreciation and amortization of acquired intangible assets	11,305	10,418
Interest expense and other, net	7,841	7,883
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	(34)	1,803
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	1,700	6,300
Contested proxy and other legal and consulting costs	2,920	3,230
Income tax expense	2,582	1,700
Adjusted EBITDA	$67,159	$64,590
Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Per Share
We define Non-GAAP Net Income (Loss) as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, acquisition and integration costs, contested proxy and other legal and consulting costs, the related cash tax impact of those adjustments, and non-cash income tax (benefit) expense. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if not utilized, between 2022 and 2024.
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
Blucora, Inc. | Q1 2022 Form 10-Q 31

A reconciliation of GAAP net income (loss) and GAAP net income (loss) per share, which we believe to be the most comparable GAAP measures, to Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share, respectively, is presented below:

($ in thousands)	Three Months Ended March 31,
	2022	2021
Net income	$34,620	$27,646
Stock-based compensation	6,225	5,610
Amortization of acquired intangible assets	6,631	7,175
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	(34)	1,803
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	1,700	6,300
Contested proxy and other legal and consulting costs	2,920	3,230
Cash tax impact of adjustments to GAAP net income	(959)	(543)
Non-cash income tax (benefit) expense	1,506	(269)
Non-GAAP Net Income	$52,609	$50,952
Per diluted share:
Net income (1)	$0.70	$0.56
Stock-based compensation	0.13	0.11
Amortization of acquired intangible assets	0.13	0.15
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	—	0.04
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	0.03	0.13
Contested proxy and other legal and consulting costs	0.06	0.07
Cash tax impact of adjustments to GAAP net income	(0.02)	(0.01)
Non-cash income tax (benefit) expense	0.03	(0.01)
Non-GAAP Net Income per share — Diluted	$1.06	$1.04
Diluted weighted average shares outstanding	49,747	49,097
____________________________
(1)Any difference in the “per diluted share” amounts between this table and the condensed consolidated statements of operations is due to using different diluted weighted average shares outstanding in the event that there is GAAP net loss but Non-GAAP Net Income and vice versa.

Blucora, Inc. | Q1 2022 Form 10-Q 32

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2022, we had cash and cash equivalents of $144.2 million. We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held at March 31, 2022 had minimal default risk and short-term maturities.
Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management operations. As of March 31, 2022, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, servicing our debt obligations, capital expenditures, acquisitions that enhance our strategic position, financial professional loans, contingent consideration associated with our acquisitions, and share repurchases under share repurchase programs. For at least the next twelve months, we plan to finance these cash needs and our regulatory capital requirements at our broker-dealer subsidiary largely through our cash and cash equivalents on hand and cash provided by operating activities. Execution of our growth strategies in our Wealth Management business through strategic asset acquisitions is expected to remain a capital allocation priority during the next twelve months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and, from time to time, we may make a determination to draw on the Revolver (as defined below) or increase the principal amount of the Term Loan (as defined below) to meet our capital requirements, subject to customary terms and conditions. Our future investments in our business through capital expenditures or acquisitions, or our return of capital to stockholders through stock repurchases, will be determined after considering the best interests of our stockholders.
Since our results of operations are sensitive to various factors, including, among others, the level of competition we face, regulatory and legal impacts, and political and economic conditions, such factors could adversely affect our liquidity and capital resources. In addition, due to the COVID-19 pandemic, we have experienced and may continue to experience near- to mid-term volatility in our results of operations that could further increase our liquidity needs. Due to this volatility, we have taken several measures to ensure proper liquidity levels and are maintaining flexibility in our cash flows. In July 2020, we increased the principal outstanding under our Term Loan to fund the acquisition of Avantax Planning Partners and provide additional working capital flexibility. In addition, in April 2021, we increased the amount available for borrowings under the Revolver from $65.0 million to $90.0 million. Overall, we believe these measures provide us with the capital flexibility to satisfy our obligations, fund our operations, and invest in our business.
Indebtedness
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders that provides for a term loan facility (the “Term Loan”) and a revolving line of credit (including a letter of credit sub-facility) (the “Revolver”) for working capital, capital expenditures, and general business purposes (as amended, the “Senior Secured Credit Facility”). The Term Loan has a maturity date of May 22, 2024 (the “Term Loan Maturity Date”).
On April 26, 2021, to ensure adequate liquidity and flexibility to support growth, we entered into Amendment No. 5 to the Credit Agreement (the “Credit Agreement Amendment”). Pursuant to the Credit Agreement Amendment, the Credit Agreement was amended to, among other things, refinance the existing $65.0 million Revolver and add $25.0 million of additional revolving credit commitments, for an aggregate principal amount of $90.0 million in revolving credit commitments (the “New Revolver”). The New Revolver has a maturity date of February 21, 2024 (the “New Revolver Maturity Date”).
As of March 31, 2022, we had $560.9 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of March 31, 2022, approximately $90.0 million was available for future borrowing at March 31, 2022 under the Senior Secured Credit
Blucora, Inc. | Q1 2022 Form 10-Q 33

Facility, subject to customary terms and conditions. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the Term Loan Maturity Date.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate (subject to a floor of 1.0%), plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of March 31, 2022, the applicable interest rate on the Term Loan was 5.0%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
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
Pursuant to the Credit Agreement Amendment, if the Company’s usage of the New Revolver exceeds 30% of the aggregate commitments under the New Revolver on the last day of any calendar quarter, the Company shall not permit the Consolidated Total Net Leverage Ratio (as defined in the Credit Agreement) to exceed (i) 4.75 to 1.00 for the period beginning on April 1, 2021 and ending on December 31, 2021, (ii) 4.25 to 1.00 for the period beginning on January 1, 2022 and ending on September 30, 2022, (iii) 4.00 to 1.00 for the period beginning on October 1, 2022 and ending on December 31, 2022, and (iv) 3.50 to 1.00 for the period beginning on January 1, 2023 and ending on the New Revolver Maturity Date.
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of March 31, 2022.
For additional information on the Term Loan, the New Revolver, and the Credit Agreement, see “Item 1. Financial Statements—Note 5.”
Stock Repurchase Plan
As of December 31, 2021, we had $100.0 million authorized under our stock repurchase plan. Pursuant to the stock repurchase plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date. Any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
For the three months ended March 31, 2022, we repurchased approximately 1.6 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $30.5 million. The
Blucora, Inc. | Q1 2022 Form 10-Q 34

remaining authorized amount under the stock repurchase plan as of March 31, 2022, was approximately $69.5 million. For the three months ended March 31, 2021, we did not repurchase any shares of our common stock under the stock repurchase plan.
Subsequent to March 31, 2022, and through the date of this filing, we repurchased an additional 0.2 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $4.5 million. Subject to the terms of our Credit Agreement, a portion of our future capital requirements over the next twelve months may encompass share repurchases under this plan.
Contractual Obligations and Commitments
On July 1, 2020, we closed the acquisition of Avantax Planning Partners, formerly “HKFS”, for an upfront cash purchase price of $104.4 million. The purchase price was subject to variable contingent consideration, or earn-out payments (the “HKFS Contingent Consideration”), totaling a maximum of $60.0 million.
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
Based on advisory asset levels and the achievement of performance goals for the first earn-out period specified in the HKFS Purchase Agreement, we paid the full $30.0 million in the third quarter of 2021. The estimated fair value of the HKFS Contingent Consideration liability for the second earn-out period was $30.0 million as of March 31, 2022 and is included within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets. We expect to pay the full $30.0 million in the third quarter of 2022.
In addition, the Company has entered into several asset purchase agreements that are accounted for as asset acquisitions. These acquisitions may include up-front cash consideration, fixed deferred cash consideration, and contingent consideration arrangements. Future fixed payments are recognized as customer relationship intangible assets on the date of acquisition. Contingent consideration arrangements encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. These contingent payments are not recognized until all contingencies are resolved and the consideration is paid. As of March 31, 2022, the maximum future fixed and contingent payments associated with these asset acquisitions was $17.0 million, with specified payment dates from 2022 through 2026.
Blucora, Inc. | Q1 2022 Form 10-Q 35

Cash Flows
Our cash flows were comprised of the following (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Net cash provided by operating activities	$47,343	$53,722	$(6,379)
Net cash used by investing activities	(5,482)	(9,185)	3,703
Net cash used by financing activities	(32,463)	(1,255)	(31,208)
Net increase in cash, cash equivalents, and restricted cash	$9,398	$43,282	$(33,884)
Net Cash from Operating Activities
Net cash provided by operating activities consists of net income, offset by certain non-cash adjustments, and changes in operating assets and liabilities, which were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Net income	$34,620	$27,646	$6,974
Non-cash adjustments to net income	21,235	23,704	(2,469)
Operating cash flows before changes in operating assets and liabilities	55,855	51,350	4,505
Changes in operating assets and liabilities, net of acquisitions and disposals	(8,512)	2,372	(10,884)
Net cash provided by operating activities	$47,343	$53,722	$(6,379)
Net cash provided by operating activities for the three months ended March 31, 2022, included $55.9 million of operating cash flows before changes in operating assets and liabilities and $8.5 million of changes in operating assets and liabilities. Non-cash adjustments to net income for the three months ended March 31, 2022 primarily related to depreciation and amortization costs of $11.3 million, stock-based compensation of $6.2 million, and changes in the fair value of the HKFS Contingent Consideration liability of $1.7 million. As compared to the three months ended March 31, 2021, changes in operating assets and liabilities, net of acquisitions, reduced operating cash flows by $10.9 million primarily due to the timing of settlement for our working capital accounts, and $3.5 million in payments made to financial professionals in support of ongoing growth programs.
Net Cash from Investing Activities
Net cash used by investing activities consists of acquisitions and purchases of property, equipment, and software, and were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Purchases of property, equipment, and software	$(4,731)	$(8,598)	$3,867
Asset acquisitions	(751)	(587)	(164)
Net cash used by investing activities	$(5,482)	$(9,185)	$3,703
For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, net cash used by investing activities decreased $3.7 million primarily due to reduced internally developed software capital expenditures.
Net Cash from Financing Activities
Net cash from financing activities primarily consists of debt issuance and repayments, common stock and stock-based awards transactions, and acquisition-related contingent consideration payments. Financing cash flows were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021	$ Change
Payments on credit facilities	$(453)	$(453)	$—
Stock repurchases	(30,537)	—	(30,537)
Proceeds from stock option exercises	96	63	33
Tax payments from shares withheld for equity awards	(1,569)	(865)	(704)
Net cash used by financing activities	$(32,463)	$(1,255)	$(31,208)
Blucora, Inc. | Q1 2022 Form 10-Q 36

For the three months ended March 31, 2022, compared to the three months ended March 31, 2021, we used $31.2 million more cash for financing activities, primarily due to the repurchase of approximately 1.6 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $30.5 million.
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
We have identified certain accounting estimates which involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition or results of operations. On an ongoing basis, we evaluate the estimates used. We base our estimates on historical experience, current conditions, and on various other assumptions that we believe to be reasonable under the circumstances and, based on information available to us at that time, we make judgments about the carrying values of assets and liabilities that are not readily apparent from other sources, as well as identify and assess our accounting treatment with respect to commitments and contingencies. Actual results may differ significantly from these estimates under different assumptions, judgments, or conditions. The critical accounting estimates which we believe to be the most critical in the preparation of our condensed consolidated financial statements involve business combinations, goodwill impairment, and income taxes. We continually update and assess the facts, circumstances, and assumptions used in making both our critical accounting estimates and judgments related to our other significant accounting matters.
There have been no material changes in our critical accounting policies as disclosed under “Critical Accounting Estimates” in Part II, Item 7 and in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the financial instruments for which we are exposed to market risk, as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021, during the three months ended March 31, 2022. As of March 31, 2022, we had $560.9 million in principal amount of debt outstanding under the Term Loan of our Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating rate portion of its interest rate tied to LIBOR. For further information on our outstanding debt, see “Item 1. Financial Statements—Note 5” and the section “Liquidity and Capital Resources” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Indebtedness.” A hypothetical 100 basis point increase in LIBOR on March 31, 2022 would result in a $12.3 million increase in our interest expense until the scheduled maturity date in 2024. For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of March 31, 2022.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the three months ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Blucora, Inc. | Q1 2022 Form 10-Q 37

PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Item 1. Financial Statements—Note 9” for information regarding legal proceedings.
Item 1A. Risk Factors
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 and the risks set forth below.
We believe that there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company has a stock repurchase plan pursuant to which we may repurchase our common stock through a variety of methods, including open market or privately negotiated transactions. As of March 31, 2022, the remaining authorized repurchases under the stock repurchase plan was $69.5 million.
The following table details our repurchases of common stock for the three months ended March 31, 2022 (in thousands, except the average price paid per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1-31, 2022	190	$15.73	190	$97,007
February 1-28, 2022	524	$18.12	524	$87,510
March 1-31, 2022	931	$19.39	931	$69,463
Total	1,645	$18.56	1,645
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
Amendment to Executive Change of Control Severance Plan
We previously adopted the Blucora, Inc. Executive Change of Control Severance Plan (the “Plan”) pursuant to which we may provide severance benefits to designated executive-level employees who experience a “Qualifying Termination” under the Plan within 24 months following a “Change of Control” (as defined in the Plan) or within two months prior to a Change of Control.
Effective as of May 2, 2022, the compensation committee of our board of directors adopted the First Amendment to the Blucora, Inc. Executive Change of Control Severance Plan (the “First Amendment”) and designated Christopher W. Walters, our Chief Executive Officer, as a participant in the Plan. The First Amendment amended the Plan to provide that Mr. Walters’ severance multiple will be 2.5 rather than the severance multiple of 2.0 applicable to the other participants in the Plan. As a result of the First Amendment, in the event of a Qualifying Termination, Mr. Walters will receive an amount equal to 2.5 multiplied by the sum of Mr. Walters’ (A) annual base salary and (B) target annual bonus for the calendar year in which the Qualifying Termination occurs. The First Amendment also modified the Plan provisions with respect to the vesting of performance-based equity awards for all participants that experience a Qualifying Termination to provide that the performance conditions will be deemed
Blucora, Inc. | Q1 2022 Form 10-Q 38

satisfied at the greater of actual performance and target for all participants as compared to the prior Plan provisions that deemed the performance conditions to be achieved at the target level in the event of a Qualifying Termination.
The foregoing summary is qualified in its entirety by reference to the First Amendment, which is filed as Exhibit 10.1 to this Form 10-Q and incorporated herein by reference.
Blucora, Inc. | Q1 2022 Form 10-Q 39

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1#	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
2.2#	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement, dated June 30, 2020	8-K	July 1, 2020	2.1
2.3#	Third Amendment to Stock Purchase Agreement, dated June 29, 2021, by and among Spirit Acquisitions, LLC, Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	July 2, 2021	2.1
10.1	First Amendment to the Blucora, Inc. Executive Change of Control Severance Plan				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's Form 10-Q for the fiscal quarter ended March 31, 2022, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Blucora, Inc. | Q1 2022 Form 10-Q 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

Date:	May 4, 2022

Blucora, Inc. | Q1 2022 Form 10-Q 41