Form 10-Q
period 2022-06-30
BLUCORA, INC.
filed 2022-08-08
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
As of August 2, 2022, 47,746,176 shares of the registrant’s Common Stock were outstanding.

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

Blucora, Inc. | Q2 2022 Form 10-Q 2

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
•the impact of the continuing COVID-19 pandemic on our results of operations and our business, including the impact of the resulting economic and market disruption, the extension of tax filing deadlines and other related government actions, and changes in customer behavior related to the foregoing;
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
•political and economic conditions and events that directly or indirectly impact the wealth management and tax software industries;
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
•risks related to goodwill and acquired intangible asset impairment;
Blucora, Inc. | Q2 2022 Form 10-Q 3

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

Blucora, Inc. | Q2 2022 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$171,297	$134,824
Accounts receivable, net	20,351	21,906
Commissions and advisory fees receivable	21,214	25,073
Prepaid expenses and other current assets	17,697	18,476
Total current assets	230,559	200,279
Long-term assets:
Property, equipment, and software, net	75,741	73,638
Right-of-use assets, net	19,879	20,466
Goodwill, net	454,821	454,821
Acquired intangible assets, net	291,540	302,289
Other long-term assets	26,547	20,450
Total long-term assets	868,528	871,664
Total assets	$1,099,087	$1,071,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$6,962	$8,216
Commissions and advisory fees payable	13,814	17,940
Accrued expenses and other current liabilities	54,707	65,678
Current deferred revenue	6,328	13,180
Current lease liabilities	5,025	4,896
Current portion of long-term debt	1,812	1,812
Total current liabilities	88,648	111,722
Long-term liabilities:
Long-term debt, net	553,476	553,134
Long-term lease liabilities	31,795	33,267
Deferred tax liabilities, net	19,125	20,124
Long-term deferred revenue	4,859	5,322
Other long-term liabilities	11,731	6,752
Total long-term liabilities	620,986	618,599
Total liabilities	709,634	730,321

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 shares authorized; 50,921 shares issued and 47,740 shares outstanding as of June 30, 2022; 50,137 shares issued and 48,831 shares outstanding at December 31, 2021	5	5
Additional paid-in capital	1,628,591	1,619,805
Accumulated deficit	(1,175,744)	(1,249,789)
Treasury stock, at cost—3,181 shares as of June 30, 2022 and 1,306 shares as of December 31, 2021	(63,399)	(28,399)
Total stockholders’ equity	389,453	341,622
Total liabilities and stockholders’ equity	$1,099,087	$1,071,943

See accompanying notes.
Blucora, Inc. | Q2 2022 Form 10-Q 5

BLUCORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Wealth Management	$162,669	$162,395	$329,072	$316,886
Tax Software	94,214	91,917	235,364	215,809
Total revenue	256,883	254,312	564,436	532,695
Operating expenses:
Cost of revenue:
Wealth Management	113,644	113,910	233,518	222,533
Tax Software	6,873	4,429	16,299	10,007
Total cost of revenue	120,517	118,339	249,817	232,540
Engineering and technology	8,620	7,231	17,124	14,359
Sales and marketing	47,508	34,848	131,911	112,410
General and administrative	26,646	23,832	55,721	48,517
Acquisition and integration	(6,792)	18,169	(5,126)	26,272
Depreciation	3,137	3,204	6,068	5,504
Amortization of acquired intangible assets	6,462	7,063	13,093	14,238
Total operating expenses	206,098	212,686	468,608	453,840
Operating income	50,785	41,626	95,828	78,855
Interest expense and other, net	(8,117)	(8,024)	(15,958)	(15,907)
Income before income taxes	42,668	33,602	79,870	62,948
Income tax expense	(3,243)	(1,994)	(5,825)	(3,694)
Net income	$39,425	$31,608	$74,045	$59,254

Net income per share:
Basic	$0.83	$0.65	$1.54	$1.22
Diluted	$0.81	$0.64	$1.50	$1.20
Weighted average shares outstanding:
Basic	47,582	48,508	48,048	48,384
Diluted	48,690	49,385	49,220	49,241

See accompanying notes.
Blucora, Inc. | Q2 2022 Form 10-Q 6

BLUCORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (In thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock
	Shares	Amount			Shares	Amount	Total
Balance as of December 31, 2021	50,137	$5	$1,619,805	$(1,249,789)	1,306	$(28,399)	$341,622
Common stock issued pursuant to stock incentive and employee stock purchase plans	247	—	96	—	—	—	96
Stock repurchases	—	—	—	—	1,645	(30,537)	(30,537)
Stock-based compensation	—	—	4,641	—	—	—	4,641
Tax payments from shares withheld for equity awards	—	—	(1,569)	—	—	—	(1,569)
Net income	—	—	—	34,620	—	—	34,620
Balance as of March 31, 2022	50,384	$5	$1,622,973	$(1,215,169)	2,951	$(58,936)	$348,873
Common stock issued pursuant to stock incentive and employee stock purchase plans	537	—	2,402	—	—	—	2,402
Stock repurchases	—	—	—	—	230	(4,463)	(4,463)
Stock-based compensation	—	—	3,683	—	—	—	3,683
Tax payments from shares withheld for equity awards	—	—	(467)	—	—	—	(467)
Net income	—	—	—	39,425	—	—	39,425
Balance as of June 30, 2022	50,921	$5	$1,628,591	$(1,175,744)	3,181	$(63,399)	$389,453

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock
	Shares	Amount			Shares	Amount	Total
Balance as of December 31, 2020	49,483	$5	$1,598,230	$(1,257,546)	1,306	$(28,399)	$312,290
Common stock issued pursuant to stock incentive and employee stock purchase plans	132	—	63	—	—	—	63
Stock-based compensation	—	—	5,520	—	—	—	5,520
Tax payments from shares withheld for equity awards	—	—	(865)	—	—	—	(865)
Net income	—	—	—	27,646	—	—	27,646
Balance as of March 31, 2021	49,615	$5	$1,602,948	$(1,229,900)	1,306	$(28,399)	$344,654
Common stock issued pursuant to stock incentive and employee stock purchase plans	347	—	1,989	—	—	—	1,989
Stock-based compensation	—	—	4,720	—	—	—	4,720
Tax payments from shares withheld for equity awards	—	—	(464)	—	—	—	(464)
Net income	—	—	—	31,608	—	—	31,608
Balance as of June 30, 2021	49,962	$5	$1,609,193	$(1,198,292)	1,306	$(28,399)	$382,507

See accompanying notes.
Blucora, Inc. | Q2 2022 Form 10-Q 7

BLUCORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income	$74,045	$59,254
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of acquired intangible assets	22,769	21,583
Stock-based compensation	11,423	10,770
Change in the fair value of acquisition-related contingent consideration	(5,320)	17,800
Reduction of right-of-use lease assets	715	1,420
Deferred income taxes	(999)	(963)
Amortization of debt discount and issuance costs	1,379	1,301
Accretion of lease liabilities	1,020	1,046
Other non-cash items	2,574	481
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	1,666	(5,948)
Commissions and advisory fees receivable	3,859	(530)
Prepaid expenses and other current assets	1,776	(4,057)
Other long-term assets	(8,804)	(9,239)
Accounts payable	(1,254)	874
Commissions and advisory fees payable	(4,316)	149
Lease liabilities	(2,491)	(431)
Deferred revenue	(7,315)	(7,677)
Accrued expenses and other current and long-term liabilities	(5,064)	11,438
Net cash provided by operating activities	85,663	97,271
Investing activities:
Purchases of property, equipment, and software	(11,790)	(13,544)
Asset acquisitions	(1,858)	(881)
Net cash used by investing activities	(13,648)	(14,425)
Financing activities:
Proceeds from credit facilities, net of debt discount and issuance costs	—	(502)
Payments on credit facilities	(906)	(906)
Acquisition-related contingent consideration payments	(98)	—
Stock repurchases	(35,000)	—
Proceeds from stock option exercises	174	284
Proceeds from issuance of stock through employee stock purchase plan	2,324	1,845
Tax payments from shares withheld for equity awards	(2,036)	(1,329)
Net cash used by financing activities	(35,542)	(608)
Net increase in cash, cash equivalents, and restricted cash	36,473	82,238
Cash, cash equivalents, and restricted cash, beginning of period	134,824	150,762
Cash, cash equivalents, and restricted cash, end of period	$171,297	$233,000

Supplemental cash flow information:
Cash paid for income taxes	$1,958	$596
Cash paid for interest	$14,301	$14,324

See accompanying notes.
Blucora, Inc. | Q2 2022 Form 10-Q 8

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
Blucora, Inc. | Q2 2022 Form 10-Q 9

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
Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income are presented below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue:
Wealth Management	$162,669	$162,395	$329,072	$316,886
Tax Software	94,214	91,917	235,364	215,809
Total revenue	256,883	254,312	564,436	532,695
Operating income (loss):
Wealth Management	15,873	21,396	32,294	40,792
Tax Software	53,859	63,448	111,889	114,336
Corporate-level activity	(18,947)	(43,218)	(48,355)	(76,273)
Total operating income	50,785	41,626	95,828	78,855
Interest expense and other, net	(8,117)	(8,024)	(15,958)	(15,907)
Income before income taxes	42,668	33,602	79,870	62,948
Income tax expense	(3,243)	(1,994)	(5,825)	(3,694)
Net income	$39,425	$31,608	$74,045	$59,254
Blucora, Inc. | Q2 2022 Form 10-Q 10

Wealth Management Revenue Recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenues by major category within the Wealth Management segment and the timing of Wealth Management revenue recognition was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Recognized upon transaction:
Commission	$17,881	$21,076	$38,505	$43,443
Transaction and fee	1,262	1,192	2,506	2,566
Total revenue recognized upon transaction	$19,143	$22,268	$41,011	$46,009
Recognized over time:
Advisory	$104,155	$96,508	$211,324	$187,627
Commission	24,954	30,626	51,985	60,793
Asset-based	6,964	5,526	12,627	10,855
Transaction and fee	7,453	7,467	12,125	11,602
Total revenue recognized over time	$143,526	$140,127	$288,061	$270,877
Total Wealth Management revenue:
Advisory	$104,155	$96,508	$211,324	$187,627
Commission	42,835	51,702	90,490	104,236
Asset-based	6,964	5,526	12,627	10,855
Transaction and fee	8,715	8,659	14,631	14,168
Total Wealth Management revenue	$162,669	$162,395	$329,072	$316,886
Tax Software Revenue Recognition
We generate Tax Software revenue from the sale of digital tax preparation services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
Revenues by major category within the Tax Software segment and the timing of Tax Software revenue recognition was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Recognized upon transaction:
Consumer	$90,963	$88,846	$216,224	$199,413
Professional	2,164	2,128	15,948	14,255
Total revenue recognized upon transaction	$93,127	$90,974	$232,172	$213,668
Recognized over time:
Consumer	$64	$—	$64	$—
Professional	1,023	943	3,128	2,141
Total revenue recognized over time	$1,087	$943	$3,192	$2,141
Total Tax Software revenue:
Consumer	$91,027	$88,846	$216,288	$199,413
Professional	3,187	3,071	19,076	16,396
Total Tax Software revenue	$94,214	$91,917	$235,364	$215,809
Note 4: Asset Acquisitions
During the six months ended June 30, 2022, we completed acquisitions in our Wealth Management business that met the criteria to be accounted for as asset acquisitions. Total initial purchase consideration, including acquisition costs and fixed deferred payments, was $2.2 million. This purchase consideration was allocated to the
Blucora, Inc. | Q2 2022 Form 10-Q 11

acquired assets, primarily customer relationship intangibles. Customer relationship intangibles are amortized on a straight-line basis over an amortization period of 15 years.
We are subject to variable contingent consideration payments related to our asset acquisitions that are not recognized as a liability on our condensed consolidated balance sheets until all contingencies related to the achievement of future financial targets are resolved and the consideration is paid. As of June 30, 2022, the maximum future fixed and contingent payments associated with all prior asset acquisitions were $19.2 million, with specified payment dates from 2022 through 2026.
Note 5: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	June 30, 2022	December 31, 2021
	Senior Secured Credit Facility
Principal outstanding	$560,438	$561,344
Unamortized debt issuance costs	(2,714)	(3,371)
Unamortized debt discount	(2,436)	(3,027)
Net carrying value	$555,288	$554,946
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
As of June 30, 2022, the Senior Secured Credit Facility provided for up to $765.0 million of borrowings and consisted of a committed $90.0 million under the New Revolver and a $675.0 million Term Loan. As of June 30, 2022, we had $560.4 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of June 30, 2022, approximately $90.0 million was available for future borrowings under the Senior Secured Credit Facility, subject to customary terms and conditions.
The Company is required to make mandatory annual prepayments on the Term Loan in certain circumstances, including in the event that the Company generates Excess Cash Flow (as defined in the Credit Agreement) in a given fiscal year. The Credit Agreement permits the Company to voluntarily prepay the Term Loan without premium or penalty. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the Term Loan Maturity Date. On August 5, 2022, and as provided for within our Senior Secured Credit Facility, we voluntarily prepaid $35.0 million of principal outstanding under our Term Loan. We also settled the accrued and unpaid interest on the applicable principal outstanding up to, but not including, the date of prepayment.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate (subject to a floor of 1.0%), plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of June 30, 2022, the applicable interest rate on the Term Loan was 5.0%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net
Blucora, Inc. | Q2 2022 Form 10-Q 12

Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
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
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of June 30, 2022.
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
Operating lease cost, net of sublease income, and cash paid on operating lease liabilities for the three and six months ended June 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Fixed lease cost	$947	$1,099	$1,920	$2,253
Variable lease cost	363	102	765	245
Operating lease cost, before sublease income	1,310	1,201	2,685	2,498
Sublease income	(234)	(116)	(468)	(232)
Total operating lease cost, net of sublease income	$1,076	$1,085	$2,217	$2,266

Additional lease information:
Cash paid on operating lease liabilities	$1,262	$228	$2,491	$445
Lease liabilities obtained from new right-of-use assets	$128	$93	$128	$93
Right-of-use assets and operating lease liabilities were recorded on the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2022	December 31, 2021
Right-of-use assets, net	$19,879	$20,466

Current lease liabilities	$5,025	$4,896
Long-term lease liabilities	31,795	33,267
Total operating lease liabilities	$36,820	$38,163

Weighted-average remaining lease term (in years)	9.9	10.3
Weighted-average discount rate	5.4%	5.4%
Blucora, Inc. | Q2 2022 Form 10-Q 13

The maturities of our operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Undiscounted cash flows:
Remainder of 2022	$2,583
2023	5,226
2024	5,121
2025	5,023
2026	4,193
Thereafter	26,130
Total undiscounted cash flows	48,276
Imputed interest	(11,456)
Present value of cash flows	$36,820
Note 7: Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Prepaid expenses	$12,260	$13,138
Other current assets	5,437	5,338
Total prepaid expenses and other current assets	$17,697	$18,476
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2022	December 31, 2021
Salaries and related benefit expenses	$17,151	$26,417
HKFS Contingent Consideration liability (1)	22,980	28,300
Accrued legal costs	1,512	2,871
Accrued vendor and advertising costs	3,337	3,777
Accrued taxes	5,495	—
Other	4,232	4,313
Total accrued expenses and other current liabilities	$54,707	$65,678
__________________________
(1)For more information on the Company’s contingent liabilities, see "Note 8—Commitments and Contingencies."
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
Based on advisory asset levels and the achievement of performance goals for the first earn-out period, we paid the full $30.0 million to the Sellers in the third quarter of 2021. Based on ending advisory asset levels and the achievement of performance goals specified in the HKFS Purchase Agreement, the fair value of the HKFS Contingent Consideration for the second earn-out period was $23.0 million as of June 30, 2022 and is expected to
Blucora, Inc. | Q2 2022 Form 10-Q 14

be paid in the third quarter of 2022. For additional information on the valuation of the HKFS Contingent Consideration liability, see "Note 9—Fair Value Measurements."
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
We are not currently a party to any such matters for which we have recognized a material liability on our condensed consolidated balance sheet as of June 30, 2022.
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

		Fair value measurements at the reporting date using
	June 30, 2022	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,302	$4,302	$—	$—
Deferred compensation assets	2,554	2,554	—	—
Total assets at fair value	$6,856	$6,856	$—	$—

HKFS Contingent Consideration liability	$22,980	$—	$—	$22,980
Deferred compensation liabilities	2,554	2,554	—	—
Total liabilities at fair value	$25,534	$2,554	$—	$22,980

		Fair value measurements at the reporting date using
	December 31, 2021	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,293	$4,293	$—	$—
Total assets at fair value	$4,293	$4,293	$—	$—

HKFS Contingent Consideration liability	$28,300	$—	$—	$28,300
Total liabilities at fair value	$28,300	$—	$—	$28,300
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value them utilizing quoted prices in active markets.
Blucora, Inc. | Q2 2022 Form 10-Q 15

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
The HKFS Contingent Consideration liability relates to post-closing earn-out payments resulting from the acquisition of Avantax Planning Partners, formerly “HKFS” (see “Note 8—Commitments and Contingencies”). The fair value of the HKFS Contingent Consideration liability as of June 30, 2022 was calculated in accordance with the amended HKFS Purchase Agreement and was based on advisory asset levels as of June 30, 2022 (the measurement date for the second earn-out payment). Prior to this measurement date, the estimated fair value of the HKFS Contingent Consideration liability was determined using a Monte Carlo simulation model and certain Level 3 inputs previously disclosed within our Annual Report on Form 10-K. The HKFS Contingent Consideration liability is included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets and is expected to be paid in the third quarter of 2022.
A roll forward of the HKFS Contingent Consideration liability is as follows (in thousands):

HKFS Contingent Consideration liability
Balance as of December 31, 2020	$35,900
HKFS Contingent Consideration first earn-out payment	(30,000)
Change in fair value	22,400
Balance as of December 31, 2021	28,300
Change in fair value	(5,320)
Balance as of June 30, 2022	$22,980
Changes in the fair value of this contingent consideration are reflected in “Acquisition and integration” on the condensed consolidated statements of operations.
Fair Value of Financial Instruments
We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, financial professional loans, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of June 30, 2022, the Term Loan’s principal amount was $560.4 million, and the fair value of the Term Loan’s principal amount was $540.8 million. As of December 31, 2021, the Term Loan’s principal amount was $561.3 million, and the fair value of the Term Loan’s principal amount was $559.9 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation.
Blucora, Inc. | Q2 2022 Form 10-Q 16

Note 10: Interest Expense and Other, Net
“Interest expense and other, net” on the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest expense	$7,265	$7,302	$14,395	$14,485
Amortization of debt issuance costs	399	377	788	740
Amortization of debt discount	299	284	591	561
Total interest expense	7,963	7,963	15,774	15,786
Interest income and other	154	61	184	121
Interest expense and other, net	$8,117	$8,024	$15,958	$15,907
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
We recorded income tax expense of $3.2 million and $5.8 million for the three and six months ended June 30, 2022, respectively. We recorded income tax expense of $2.0 million and $3.7 million for the three and six months ended June 30, 2021, respectively.
Our effective income tax rate for the three and six months ended June 30, 2022 and June 30, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We maintain a valuation allowance for federal net operating loss carryforwards that we have concluded it is more likely than not that the related deferred tax benefits will not be realized. This valuation allowance does not prevent us from utilizing unexpired net operating losses to offset taxable income in future periods. The majority of these net operating losses will either be utilized or expire between 2022 and 2024.
Blucora, Inc. | Q2 2022 Form 10-Q 17

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
The calculations of basic and diluted net income per share were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net income	$39,425	$31,608	$74,045	$59,254
Denominator:
Basic weighted average common shares outstanding	47,582	48,508	48,048	48,384
Dilutive potential common shares (1)	1,108	877	1,172	857
Diluted weighted average common shares outstanding	48,690	49,385	49,220	49,241
Net income per share:
Basic	$0.83	$0.65	$1.54	$1.22
Diluted	$0.81	$0.64	$1.50	$1.20
Shares excluded (1)	960	1,248	935	1,269
________________________
(1)Potential common shares were excluded from the calculation of diluted net income per share for these periods because their effect would have been anti-dilutive.
Note 13: Subsequent Event
On August 5, 2022, and as provided for within our Senior Secured Credit Facility, we voluntarily prepaid $35.0 million of principal outstanding under our Term Loan. We also settled the accrued and unpaid interest on the applicable principal outstanding up to, but not including, the date of prepayment.

Blucora, Inc. | Q2 2022 Form 10-Q 18

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
Macroeconomic Environment
Our Wealth Management business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from Russia’s continued invasion of Ukraine and the measures taken in response, including government sanctions, as well as rising inflation have contributed to significant volatility and decline in global financial markets during the first half of 2022. In response to inflationary pressures, the Federal Reserve implemented three interest rate increases during the first half of 2022, including a 75 basis point increase during its June 2022 meeting, the largest individual increase since 1994. As of June 30, 2022, the target range for the federal funds rate was between 1.5% and 1.75%, however the Federal Reserve has signaled that it expects additional rate increases during the second half of 2022 to increase this range to 3% or more by the end of 2022. These factors have all led to an increased risk of economic recession and the potential for continued volatility and decline in global financial markets.
Volatility and decline in global financial markets and its impact on client asset values and transaction activity have negatively impacted Wealth Management revenues during the three and six months ended June 30, 2022.
Blucora, Inc. | Q2 2022 Form 10-Q 19

This negative impact has been partially offset by incremental cash sweep revenue generated from an increasing interest rate environment. Based on the target range for the federal funds rate, the signaling by the Federal Reserve for additional rate increases during 2022, and current client asset values, we expect incremental cash sweep revenue should more than offset the negative impact that financial market volatility may have on Wealth Management revenues and operating income for the year ended December 31, 2022. However, if further financial market volatility results in continued decline in client asset values or if the Federal Reserve does not increase, or decreases, the federal funds rate, Wealth Management revenues and operating income would be negatively impacted.
COVID-19 Pandemic
In our Tax Software segment, the typical seasonality of our Tax Software business has been affected by changes to tax filing deadlines resulting from the COVID-19 pandemic. The Internal Revenue Service (“IRS”) delayed the start of the tax year 2020 tax season and extended the filing and payment deadline for tax year 2020 federal tax returns from April 15, 2021 to May 17, 2021. In addition, the IRS extended the federal filing and payment deadline for Texas, Louisiana, and Oklahoma to June 15, 2021. Beyond federal filings, the majority of states also extended their filing and payment deadlines for tax year 2020 state tax returns. This extension resulted in the shifting of a significant portion of Tax Software segment revenue that would typically have been expected to be earned in the first quarter to the second quarter of 2021. This change in seasonality caused significant fluctuations in our quarterly financial results and has affected the comparability of our financial results. As a result, the results of operations for the Tax Software segment are not as comparable for the three and six months ended June 30, 2022 and 2021 as they would have been in previous years.
For additional information on the effects of the COVID-19 pandemic on our results of operations for the selected periods, see “Results of Operations” below. For more information related to the COVID-19 pandemic and its impact to our businesses, see Part I, Item 1A and Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2021.

Blucora, Inc. | Q2 2022 Form 10-Q 20

RESULTS OF OPERATIONS
Summary

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue:
Wealth Management	$162,669	$162,395	$274	0.2%	$329,072	$316,886	$12,186	3.8%
Tax Software	94,214	91,917	2,297	2.5%	235,364	215,809	19,555	9.1%
Total revenue	256,883	254,312	2,571	1.0%	564,436	532,695	31,741	6.0%
Operating income (loss):
Wealth Management	15,873	21,396	(5,523)	(25.8)%	32,294	40,792	(8,498)	(20.8)%
Tax Software	53,859	63,448	(9,589)	(15.1)%	111,889	114,336	(2,447)	(2.1)%
Corporate-level activity	(18,947)	(43,218)	24,271	56.2%	(48,355)	(76,273)	27,918	36.6%
Total operating income	50,785	41,626	9,159	22.0%	95,828	78,855	16,973	21.5%
Interest expense and other, net	(8,117)	(8,024)	(93)	(1.2)%	(15,958)	(15,907)	(51)	(0.3)%
Income before income taxes	42,668	33,602	9,066	27.0%	79,870	62,948	16,922	26.9%
Income tax expense	(3,243)	(1,994)	(1,249)	(62.6)%	(5,825)	(3,694)	(2,131)	(57.7)%
Net income	$39,425	$31,608	$7,817	24.7%	$74,045	$59,254	14,791	25.0%
For the three months ended June 30, 2022, compared to the three months ended June 30, 2021, net income increased $7.8 million primarily due to the following factors:
•Wealth Management segment operating income decreased $5.5 million primarily due to revenue headwinds caused by market volatility, coupled with increased personnel costs to drive strategic investment growth through enhanced sales and service capabilities that support our financial professionals.
•Tax Software segment operating income decreased $9.6 million primarily due to increased investments in seasonal customer care support and tax experts and an increase in strategic advertising and marketing spend.
•Expenses within corporate-level activity decreased $24.3 million primarily due to reduced acquisition and integration costs.
•The Company recorded income tax expense of $3.2 million, an effective tax rate of 7.6%, for the three months ended June 30, 2022, compared to income tax expense of $2.0 million, an effective tax rate of 5.9%, for the three months ended June 30, 2021.
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, net income increased $14.8 million primarily due to the following factors:
•Wealth Management segment operating income decreased $8.5 million primarily due to revenue headwinds caused by market volatility, higher payout ratios to financial professionals, and incremental personnel costs.
•Tax Software segment operating income decreased $2.4 million primarily due to the increase in customer care support costs and strategic advertising and marketing spend discussed above.
•Expenses within corporate-level activity decreased $27.9 million primarily due to reduced acquisition and integration costs.
•The Company recorded income tax expense of $5.8 million, an effective tax rate of 7.3%, for the six months ended June 30, 2022, compared to income tax expense of $3.7 million, an effective tax rate of 5.9%, for the six months ended June 30, 2021.
Blucora, Inc. | Q2 2022 Form 10-Q 21

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
Wealth Management

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$162,669	$162,395	$274	0.2%	$329,072	$316,886	$12,186	3.8%
Operating income	$15,873	$21,396	$(5,523)	(25.8)%	$32,294	$40,792	$(8,498)	(20.8)%
Segment margin	9.8%	13.2%			9.8%	12.9%
For the three months ended June 30, 2022, compared to the three months ended June 30, 2021, Wealth Management segment operating income decreased $5.5 million primarily due to the following factors:
•Wealth Management revenue increased $0.3 million primarily due to increases of $7.6 million and $1.4 million in advisory and asset-based revenues, respectively. These increases were partially offset by an $8.9 million decrease in commission revenue. The significant financial market volatility and decline discussed in the Macroeconomic Environment section above was the primary driver of revenue headwinds during the period. The impact of this volatility on our advisory revenue was not fully realized during the period due to the timing of market movements relative to when clients are billed. These revenue headwinds were partially offset by incremental cash sweep revenue generated from increases in the federal funds rate.
•Wealth Management operating expenses increased $5.8 million primarily due to $5.2 million of incremental personnel costs. Increased personnel costs reflect our strategic investments to drive growth through enhanced sales and service capabilities that support our financial professionals.
•Segment margin compression for the three months ended June 30, 2022, was primarily a result of the market volatility discussed above, coupled with an increase in our fixed operating expenses. For the remainder of the year, we expect to incur incremental travel and conference costs associated with reduced COVID-19 travel restrictions; however, we expect for segment margin to increase due to increases in the federal funds rate.
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, Wealth Management segment operating income decreased $8.5 million primarily due to the following factors:
•Wealth Management revenue increased $12.2 million primarily due to increases of $23.7 million and $1.8 million in advisory and asset-based revenues, respectively, partially offset by a $13.7 million decrease in commission revenue. The increase in advisory revenue was primarily from increased client asset levels and the timing of market movements relative to when clients are billed. Commission revenue was negatively impacted by unfavorable transaction activity and volatility in global financial markets, as discussed above.
•Wealth Management operating expenses increased $20.7 million primarily due to a $10.8 million increase in cost of revenue resulting from increased advisory fees and commissions paid, coupled with $8.9 million of incremental personnel costs. Higher payout ratios reflect an expansion in the number of financial professionals concentrated at higher payout levels, due in part to improved market performance during the second half of 2021, and greater retention and recruitment of higher producing financial professionals. Increased personnel costs reflect our strategic investments to drive growth through enhanced sales and service capabilities that support our financial professionals.
•Refer to the discussion above for the three months ended June 30, 2022, for further information regarding segment margin compression and our expectations for the remainder of the year.
Blucora, Inc. | Q2 2022 Form 10-Q 22

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

($ in thousands)			Three Months Ended June 30,		Change	Six Months Ended June 30,		Change
	Sources of Revenue	Primary Drivers	2022	2021	$	2022	2021	$
Financial professional-driven	Advisory	- Advisory asset levels	$104,155	$96,508	$7,647	$211,324	$187,627	$23,697
	Commission	- Transactions - Asset levels - Product mix	42,835	51,702	(8,867)	90,490	104,236	(13,746)
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	6,964	5,526	1,438	12,627	10,855	1,772
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	8,715	8,659	56	14,631	14,168	463
	Total revenue		$162,669	$162,395	$274	$329,072	$316,886	$12,186
	Total recurring revenue		$141,935	$138,900	$3,035	$285,672	$269,655	$16,017
	Recurring revenue rate		87.3%	85.5%		86.8%	85.1%
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
Business Metrics

($ in thousands)	June 30,		Change
	2022	2021	$	%
Client assets balances:
Total client assets (1)	$76,522,066	$87,814,790	$(11,292,724)	(12.9)%
Brokerage assets (1)	$39,776,018	$48,373,805	$(8,597,787)	(17.8)%
Advisory assets (1)	$36,746,048	$39,440,985	$(2,694,937)	(6.8)%
Advisory assets as a percentage of total client assets	48.0%	44.9%

Number of financial professionals (in ones):
Independent financial professionals (2)	3,315	3,579	(264)	(7.4)%
In-house/employee financial professionals (3)	34	27	7	25.9%
Total number of financial professionals	3,349	3,606	(257)	(7.1)%

Advisory and commission revenue per financial professional (4)	$43.9	$41.1	$2.8	6.8%
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
(4)Calculation based on advisory and commission revenue for the three months ended June 30, 2022 and 2021, respectively.
Blucora, Inc. | Q2 2022 Form 10-Q 23

Client Assets. Historically we have calculated total client assets to include assets that we hold directly or indirectly on behalf of clients under a safekeeping or custody arrangement or for which we provide administrative services for clients. Beginning in the second quarter of 2022, the calculation of total client assets also includes assets for which financial professionals licensed with Avantax provide administrative services to clients. Because we did not have relationships with financial professionals that had clients for whom we did not provide administrative services prior to the second quarter of 2022, our calculation of total client assets for any prior period would not have changed under our current calculation. To the extent that we or they provide more than one service for a client’s assets, the value of the asset is only counted once in the total amount of total client assets. Total client assets include advisory assets, non-advisory brokerage accounts, annuities, and mutual fund positions held directly with fund companies. These assets are not reported on the Company’s condensed consolidated balance sheets.
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
Total client assets decreased $11.3 billion as of June 30, 2022 compared to June 30, 2021 primarily due to $10.7 billion of unfavorable market changes and reinvestment levels, and net client outflows of $0.6 billion. The $0.6 billion of net client outflows included net client inflows of approximately $0.4 billion during the six months ended June 30, 2022.
Advisory assets as a percentage of total client assets increased to 48.0% as of June 30, 2022, compared to 44.9% as of June 30, 2021, primarily driven by net new advisory assets of $3.1 billion. Net new advisory assets benefited from organic growth and the conversion of off platform, direct to fund assets, when appropriate for the client, to fee-based advisory platforms that include ongoing management and which generate higher margins.
Financial Professionals. The number of our financial professionals decreased 7.1% as of June 30, 2022 compared to June 30, 2021, with the decrease primarily due to attrition related to lower revenue-producing financial professionals. Advisory and commission revenue per financial professional increased 6.8% for the same period, primarily due to the retention of higher revenue-producing financial professionals. The decrease in the number of financial professionals was partially offset by our continued recruitment and onboarding of independent financial professionals.
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
Advisory asset balances were as follows (in thousands):

	June 30,		Change
	2022	2021	$	%
Advisory assets—independent financial professionals	$31,073,772	$33,950,724	$(2,876,952)	(8.5)%
Advisory assets—in-house/employee financial professionals	4,424,316	4,125,742	298,574	7.2%
Retirement advisory assets—in-house/employee financial professionals	1,247,960	1,364,519	(116,559)	(8.5)%
Total advisory assets	$36,746,048	$39,440,985	$(2,694,937)	(6.8)%
Blucora, Inc. | Q2 2022 Form 10-Q 24

The activity within our advisory assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Balance, beginning of the period	$40,921,292	$36,774,871	$42,179,051	$35,603,557
Net new advisory assets	580,957	863,564	1,747,630	1,232,427
Market impact and other	(4,756,201)	1,802,550	(7,180,633)	2,605,001
Balance, end of the period	$36,746,048	$39,440,985	$36,746,048	$39,440,985
Advisory revenue	$104,155	$96,508	$211,324	$187,627
Average advisory fee rate (1)	26 bps	26 bps	51 bps	52 bps
_________________________
(1)For the three months ended June 30, 2022 and June 30, 2021, average advisory fee rate equals advisory revenue for the relevant quarterly period divided by the advisory asset balance at the beginning of the relevant quarterly period. For the six months ended June 30, 2022 and June 30, 2021, average advisory fee rate equals the sum of each quarterly average advisory fee rate within the relevant year-to-date period.
Compared to June 30, 2021, advisory assets decreased $2.7 billion, driven by a decrease of $5.8 billion from unfavorable market changes and reinvestment levels, partially offset by a $3.1 billion increase in net new advisory assets. Net new advisory assets benefited from organic growth and the conversion of off platform, direct to fund assets, when appropriate for the client, to fee-based advisory platforms that include ongoing management and which generate higher margins. Although ending advisory assets declined, due to the timing of market declines relative to when clients are billed, advisory revenue increased $7.6 million and $23.7 million compared to the three and six months ended June 30, 2021, respectively. The average advisory fee rates between the two periods were relatively flat.
For the three and six months ended June 30, 2022, advisory assets declined $4.2 billion and $5.4 billion, respectively, primarily due to the decline in global markets discussed in the sections above.
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
Our commission revenue, by product category and by type of commission revenue, was as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
By product category:
Mutual funds	$17,790	$23,857	$(6,067)	(25.4)%	$37,173	$47,551	$(10,378)	(21.8)%
Variable annuities	15,772	18,473	(2,701)	(14.6)%	32,069	36,495	(4,426)	(12.1)%
Insurance	4,235	4,005	230	5.7%	7,959	9,630	(1,671)	(17.4)%
General securities	5,038	5,367	(329)	(6.1)%	13,289	10,560	2,729	25.8%
Total commission revenue	$42,835	$51,702	$(8,867)	(17.2)%	$90,490	$104,236	$(13,746)	(13.2)%

By type of commission:
Transaction-based	$17,881	$21,076	$(3,195)	(15.2)%	$38,505	$43,443	$(4,938)	(11.4)%
Trailing	24,954	30,626	(5,672)	(18.5)%	51,985	60,793	(8,808)	(14.5)%
Total commission revenue	$42,835	$51,702	$(8,867)	(17.2)%	$90,490	$104,236	$(13,746)	(13.2)%
As discussed in the sections above, the declines in transaction-based and trailing commission revenues for the periods shown in the table above were primarily due to unfavorable transaction activity and volatility in global financial markets during the three and six months ended June 30, 2022.
Blucora, Inc. | Q2 2022 Form 10-Q 25

Asset-Based Revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
For the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, asset-based revenue increased $1.4 million and $1.8 million, respectively. These increases were primarily due to $2.3 million of incremental cash sweep revenue during the three and six months ended, driven by increases in the federal funds rate. The increases in cash sweep revenue were partially offset by reduced fees from sponsorship programs. Due to the timing of rate increases and the non-linear nature of upside associated with these increases, and with expectation of additional rate increases by the Federal Reserve in the second half of 2022, cash sweep revenue is expected to continue to increase for the remainder of the year.
Transaction and Fee Revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, financial institutions, and retirement plan sponsors.
For the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, transaction and fee revenue remained relatively flat.
Tax Software

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$94,214	$91,917	$2,297	2.5%	$235,364	$215,809	$19,555	9.1%
Operating income	$53,859	$63,448	$(9,589)	(15.1)%	$111,889	$114,336	$(2,447)	(2.1)%
Segment margin	57.2%	69.0%			47.5%	53.0%
For the three months ended June 30, 2022, compared to the three months ended June 30, 2021, Tax Software operating income decreased $9.6 million due to the following factors:
•Tax Software revenue increased $2.3 million primarily due to an increase in consumer e-files associated with market share growth.
•Tax Software operating expenses increased $11.9 million primarily due to increased investments in seasonal customer care support and tax experts and an increase in strategic advertising and marketing spend. These incremental costs were the primary drivers of the reduction in segment margin shown in the table above.
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, Tax Software operating income decreased $2.4 million due to the following factors:
•Tax Software revenue increased $19.6 million due to a $16.9 million increase in consumer revenue and a $2.7 million increase in professional revenue. The growth in revenue during the six months ended June 30, 2022 was attributable to higher average revenue per unit and growth in market share from favorable customer retention and acquisition. These increases during the period were partially offset by an increase in the volume of customers that filed extensions when compared to the prior year. We expect to continue to benefit from higher average revenue per unit for the remainder of the year as customers complete returns associated with these extensions.
•Tax Software operating expenses increased $22.0 million primarily due to increased investments in seasonal customer care support and tax experts and an increase in strategic advertising and marketing spend. These incremental costs were the primary drivers of the reduction in segment margin shown in the table above.
Sources of Revenue
Tax Software revenue is derived primarily from the sale of tax preparation digital services, ancillary services, packaged tax preparation software, and multiple element arrangements that may include a combination of these items. Ancillary services primarily include refund payment transfer, audit defense, e-file concierge services, and Xpert Assist.
Blucora, Inc. | Q2 2022 Form 10-Q 26

We classify Tax Software revenue into two different categories: consumer revenue and professional revenue. Consumer revenue is derived from products and services sold directly to customers primarily for the preparation of individual or business tax returns. Professional revenue represents Tax Software revenue derived from products sold to tax return preparers who utilize our offerings to service end-user customers.
Revenue by category was as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Consumer	$91,027	$88,846	$2,181	2.5%	$216,288	$199,413	$16,875	8.5%
Professional	3,187	3,071	116	3.8%	19,076	16,396	2,680	16.3%
Total Tax Software revenue	$94,214	$91,917	$2,297	2.5%	$235,364	$215,809	$19,555	9.1%
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

(In thousands, except as otherwise indicated)	Six Months Ended June 30,		Change
	2022	2021	Units	%
Total e-files (1)	5,528	5,397	131	2.4%
Consumer:
Consumer e-files (1)	3,184	3,112	72	2.3%
Professional:
Professional e-files	2,344	2,285	59	2.6%
Units sold (in ones)	20,927	20,692	235	1.1%
Professional e-files per unit sold (in ones)	112.0	110.4	1.6	1.4%
____________________________
(1)We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Free File Alliance e-files are included within total e-files and consumer e-files above.
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, e-files across each category, and professional units sold, increased primarily due to growth in market share from favorable customer retention and acquisition, both of which benefited from our investments in strategic marketing spend and customer care support.
Blucora, Inc. | Q2 2022 Form 10-Q 27

Corporate-Level Activity
Certain corporate-level activity, including certain general and administrative costs (such as personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, and contested proxy and other legal and consulting costs, is not allocated to our reportable segments.
Corporate-level activity by category was as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Unallocated corporate-level general and administrative expenses	$7,680	$6,259	$1,421	22.7%	$14,972	$11,953	$3,019	25.3%
Stock-based compensation	5,198	5,160	38	0.7%	11,423	10,770	653	6.1%
Acquisition and integration	(6,792)	18,169	(24,961)	(137.4)%	(5,126)	26,272	(31,398)	(119.5)%
Depreciation	5,002	4,102	900	21.9%	9,676	7,345	2,331	31.7%
Amortization of acquired intangible assets	6,462	7,063	(601)	(8.5)%	13,093	14,238	(1,145)	(8.0)%
Contested proxy and other legal and consulting costs	1,397	2,465	(1,068)	(43.3)%	4,317	5,695	(1,378)	(24.2)%
Total corporate-level activity	$18,947	$43,218	$(24,271)	(56.2)%	$48,355	$76,273	$(27,918)	(36.6)%
For the three months ended June 30, 2022, compared to the three months ended June 30, 2021, corporate-level activity decreased $24.3 million primarily due to the following factors:
•Acquisition and integration expenses decreased $25.0 million, primarily due to an $18.5 million decrease in the fair value adjustments recorded for the HKFS Contingent Consideration liability between the two periods, and a $6.4 million decrease in professional services and other expenses due to a reduction in integration activities.
•Unallocated general and administrative expenses increased $1.4 million primarily due to incremental personnel costs.
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, corporate-level activity decreased $27.9 million primarily due to the following factors:
•Acquisition and integration expenses decreased $31.4 million, primarily due to a $23.1 million decrease in the fair value adjustments recorded for the HKFS Contingent Consideration liability between the two periods, and an $8.3 million decrease in professional services and other expenses due to a reduction in integration activities.
•Unallocated general and administrative expenses increased $3.0 million primarily due to incremental personnel costs.
•Depreciation expense increased $2.3 million primarily due to capitalized software costs for our Tax Software business.
OPERATING EXPENSES
Cost of Revenue

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Wealth Management	$113,644	$113,910	$(266)	(0.2)%	$233,518	$222,533	$10,985	4.9%
Tax Software	6,873	4,429	2,444	55.2%	16,299	10,007	6,292	62.9%
Total cost of revenue	$120,517	$118,339	$2,178	1.8%	$249,817	$232,540	$17,277	7.4%
Percentage of revenue	46.9%	46.5%			44.3%	43.7%
Cost of revenue consists of costs related to our Wealth Management and Tax Software businesses, which include commissions and advisory fees paid to independent financial professionals, payments made to CPA firms under fee sharing arrangements, amortization of forgivable loans issued to our financial professionals, third-party
Blucora, Inc. | Q2 2022 Form 10-Q 28

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
For the three months ended June 30, 2022, compared to the three months ended June 30, 2021, cost of revenue increased $2.2 million primarily due to increased Tax Software segment personnel costs and depreciation of capitalized software development costs.
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, cost of revenue increased $17.3 million primarily due to an increase in advisory fees and commissions paid to financial professionals associated with incremental Wealth Management revenues. Payout ratios to independent financial professionals are determined based on trailing twelve-month revenues and may not immediately correlate with changes in client assets during periods of significant market volatility. Payout ratios have increased due to an expansion in the number of financial professionals concentrated at higher payout levels, due in part to improved market performance during the second half of 2021, greater retention and recruitment of higher producing financial professionals, and the alignment of our payout grids. Furthermore, the Tax Software business had increased personnel costs and depreciation of capitalized software during such period. Continued investments in internally developed software for the Tax Software business are expected to result in increased depreciation in future periods.
Engineering and Technology

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Engineering and technology	$8,620	$7,231	$1,389	19.2%	$17,124	$14,359	$2,765	19.3%
Percentage of revenue	3.4%	2.8%			3.0%	2.7%
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
For the three months ended June 30, 2022, compared to the three months ended June 30, 2021, engineering and technology expenses increased $1.4 million primarily due to increases in personnel expenses across both segments.
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, engineering and technology expenses increased $2.8 million primarily due to increases in personnel expenses in our Tax Software segment.
Sales and Marketing

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Sales and marketing	$47,508	$34,848	$12,660	36.3%	$131,911	$112,410	$19,501	17.3%
Percentage of revenue	18.5%	13.7%			23.4%	21.1%
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
For the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, sales and marketing expenses increased $12.7 million and $19.5 million, respectively, primarily due to the following factors:
Blucora, Inc. | Q2 2022 Form 10-Q 29

•Strategic advertising and marketing costs in our Tax Software segment increased $7.0 million and $9.5 million, respectively.
•Personnel costs in both segments increased $5.2 million and $8.7 million, respectively.
General and Administrative

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
General and administrative	$26,646	$23,832	$2,814	11.8%	$55,721	$48,517	$7,204	14.8%
Percentage of revenue	10.4%	9.4%			9.9%	9.1%
General and administrative (“G&A”) expenses primarily consist of personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, G&A expenses increased $2.8 million and $7.2 million, respectively, primarily due to incremental personnel costs and hardware and software support and maintenance fees.
Acquisition and Integration

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Change in the fair value of HKFS Contingent Consideration	$(7,020)	$11,500	$(18,520)	(161.0)%	$(5,320)	$17,800	$(23,120)	(129.9)%
Professional services and other expenses	228	6,669	(6,441)	(96.6)%	194	8,472	(8,278)	(97.7)%
Total	$(6,792)	$18,169	$(24,961)	(137.4)%	$(5,126)	$26,272	$(31,398)	(119.5)%
Percentage of revenue	(2.6)%	7.1%			(0.9)%	4.9%
Acquisition and integration expenses primarily relate to costs incurred for the acquisitions of Avantax Planning Partners and 1st Global and consist of employee-related expenses, professional services fees, changes in the fair value of contingent consideration, and other expenses.
For the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, acquisition and integration expenses decreased $25.0 million and $31.4 million, respectively, primarily due to the following factors:
•The change in fair value of the HKFS Contingent Consideration liability declined $18.5 million and $23.1 million, respectively. These changes are inclusive of a $7.0 million gain recorded during the three months ended June 30, 2022, reflecting a decrease in the fair value of the contingent consideration due to a significant decline in advisory asset levels during the second quarter of 2022, which was caused by the market decline discussed in the sections above.
•Professional services and other expenses declined $6.4 million and $8.3 million, respectively, due to a reduction in integration activities.
Depreciation and Amortization of Acquired Intangible Assets

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Depreciation	$3,137	$3,204	$(67)	(2.1)%	$6,068	$5,504	$564	10.2%
Amortization of acquired intangible assets	6,462	7,063	(601)	(8.5)%	13,093	14,238	(1,145)	(8.0)%
Total	$9,599	$10,267	$(668)	(6.5)%	$19,161	$19,742	$(581)	(2.9)%
Percentage of revenue	3.7%	4.0%			3.4%	3.7%
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
Blucora, Inc. | Q2 2022 Form 10-Q 30

For the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, depreciation and amortization expense did not materially change.
INTEREST EXPENSE AND OTHER, NET

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest expense	$7,265	$7,302	$(37)	(0.5)%	$14,395	$14,485	$(90)	(0.6)%
Amortization of debt issuance costs	399	377	22	5.8%	788	740	48	6.5%
Amortization of debt discount	299	284	15	5.3%	591	561	30	5.3%
Total interest expense	7,963	7,963	—	—%	15,774	15,786	(12)	(0.1)%
Interest income and other	154	61	93	152.5%	184	121	63	52.1%
Interest expense and other, net	$8,117	$8,024	$93	1.2%	$15,958	$15,907	$51	0.3%
For the three and six months ended June 30, 2022, compared to the three and six months ended June 30, 2021, interest expense and other, net, did not materially change. As the interest rate on our Term Loan is variable at the London Interbank Offered Rate, we expect for our interest expense to increase in future periods due to increasing interest rates.
INCOME TAXES
We recorded income tax expense of $3.2 million and $5.8 million for the three and six months ended June 30, 2022, respectively, and income tax expense of $2.0 million and $3.7 million for the three and six months ended June 30, 2021, respectively. The prior period interim tax provision was prepared by applying a year-to-date effective tax rate to income before income taxes. The current period interim tax provision was prepared by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the quarter (if applicable).
Our effective income tax rate for the three and six months ended June 30, 2022, and June 30, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We maintain a valuation allowance for federal net operating loss carryforwards that we have concluded it is more likely than not that the related deferred tax benefits will not be realized. This valuation allowance does not prevent us from utilizing unexpired net operating losses to offset taxable income in future periods. The majority of these net operating losses will either be utilized or expire between 2022 and 2024.
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
Blucora, Inc. | Q2 2022 Form 10-Q 31

A reconciliation of GAAP net income (loss), which we believe to be the most comparable GAAP measure, to Adjusted EBITDA, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
($ in thousands)	2022	2021	2022	2021
Net income	$39,425	$31,608	$74,045	$59,254
Stock-based compensation	5,198	5,160	11,423	10,770
Depreciation and amortization of acquired intangible assets	11,464	11,165	22,769	21,583
Interest expense and other, net	8,117	8,024	15,958	15,907
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	228	6,669	194	8,472
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	(7,020)	11,500	(5,320)	17,800
Contested proxy and other legal and consulting costs	1,397	2,465	4,317	5,695
Income tax expense	3,243	1,994	5,825	3,694
Adjusted EBITDA	$62,052	$78,585	$129,211	$143,175
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
Blucora, Inc. | Q2 2022 Form 10-Q 32

A reconciliation of GAAP net income (loss) and GAAP net income (loss) per share, which we believe to be the most comparable GAAP measures, to Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share, respectively, is presented below:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income	$39,425	$31,608	$74,045	$59,254
Stock-based compensation	5,198	5,160	11,423	10,770
Amortization of acquired intangible assets	6,462	7,063	13,093	14,238
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	228	6,669	194	8,472
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	(7,020)	11,500	(5,320)	17,800
Contested proxy and other legal and consulting costs	1,397	2,465	4,317	5,695
Cash tax impact of adjustments to GAAP net income	(353)	(649)	(1,312)	(1,192)
Non-cash income tax (benefit) expense	2,655	(694)	4,161	(963)
Non-GAAP Net Income	$47,992	$63,122	$100,601	$114,074
Per diluted share:
Net income (1)	$0.81	$0.64	$1.50	$1.20
Stock-based compensation	0.11	0.10	0.23	0.22
Amortization of acquired intangible assets	0.14	0.14	0.28	0.29
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	—	0.14	—	0.17
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	(0.14)	0.23	(0.11)	0.36
Contested proxy and other legal and consulting costs	0.03	0.05	0.09	0.12
Cash tax impact of adjustments to GAAP net income	(0.01)	(0.01)	(0.03)	(0.02)
Non-cash income tax (benefit) expense	0.05	(0.01)	0.08	(0.02)
Non-GAAP Net Income per share — Diluted	$0.99	$1.28	$2.04	$2.32
Diluted weighted average shares outstanding	48,690	49,385	49,220	49,241
____________________________
(1)Any difference in the “per diluted share” amounts between this table and the condensed consolidated statements of operations is due to using different diluted weighted average shares outstanding in the event that there is GAAP net loss but Non-GAAP Net Income and vice versa.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2022, we had cash and cash equivalents of $171.3 million. We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held as of June 30, 2022 had minimal default risk and short-term maturities.
Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management operations. As of June 30, 2022, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
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
Blucora, Inc. | Q2 2022 Form 10-Q 33

Execution of our growth strategies in our Wealth Management business through strategic asset acquisitions is expected to remain a capital allocation priority during the next twelve months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and, from time to time, we may make a determination to draw on the Revolver (as defined below) or increase the principal amount of the Term Loan (as defined below) to meet our capital requirements, subject to customary terms and conditions. Our future investments in our business through capital expenditures or acquisitions, prepayment of debt to achieve optimal leverage ratios, or our return of capital to stockholders through stock repurchases, will be determined after considering the best interests of our stockholders.
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
As of June 30, 2022, we had $560.4 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of June 30, 2022, approximately $90.0 million was available for future borrowing as of June 30, 2022 under the Senior Secured Credit Facility, subject to customary terms and conditions. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the Term Loan Maturity Date. On August 5, 2022, and as provided for within our Senior Secured Credit Facility, we voluntarily prepaid $35.0 million of principal outstanding under our Term Loan. We also settled the accrued and unpaid interest on the applicable principal outstanding up to, but not including, the date of prepayment.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate (subject to a floor of 1.0%), plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of June 30, 2022, the applicable interest rate on the Term Loan was 5.0%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
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
Blucora, Inc. | Q2 2022 Form 10-Q 34

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
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of June 30, 2022.
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
For the three months ended June 30, 2022, we repurchased approximately 0.2 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $4.5 million.
For the six months ended June 30, 2022, we repurchased approximately 1.9 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $35.0 million. The remaining authorized amount under the stock repurchase plan as of June 30, 2022, was approximately $65.0 million. For the three and six months ended June 30, 2021, we did not repurchase any shares of our common stock under the stock repurchase plan.
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
Blucora, Inc. | Q2 2022 Form 10-Q 35

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
Based on advisory asset levels and the achievement of performance goals for the first earn-out period, we paid the full $30.0 million to the Sellers in the third quarter of 2021. Based on ending advisory asset levels and the achievement of performance goals for the second earn-out period specified in the HKFS Purchase Agreement, the fair value of the HKFS Contingent Consideration was $23.0 million as of June 30, 2022 and is expected to be paid in the third quarter of 2022. This amount is included within “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets.
In addition, the Company has entered into several asset purchase agreements that are accounted for as asset acquisitions. These acquisitions may include up-front cash consideration, fixed deferred cash consideration, and contingent consideration arrangements. Future fixed payments are recognized as customer relationship intangible assets on the date of acquisition. Contingent consideration arrangements encompass obligations to make future payments to the previous sellers contingent upon the achievement of future financial targets. These contingent payments are not recognized until all contingencies are resolved and the consideration is paid. As of June 30, 2022, the maximum future fixed and contingent payments associated with these asset acquisitions was $19.2 million, with specified payment dates from 2022 through 2026.
Cash Flows
Our cash flows were comprised of the following (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Net cash provided by operating activities	$85,663	$97,271	$(11,608)
Net cash used by investing activities	(13,648)	(14,425)	777
Net cash used by financing activities	(35,542)	(608)	(34,934)
Net increase in cash, cash equivalents, and restricted cash	$36,473	$82,238	$(45,765)
Net Cash from Operating Activities
Net cash provided by operating activities consists of net income, offset by certain non-cash adjustments, and changes in operating assets and liabilities, which were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Net income	$74,045	$59,254	$14,791
Non-cash adjustments to net income	33,561	53,438	(19,877)
Operating cash flows before changes in operating assets and liabilities	107,606	112,692	(5,086)
Changes in operating assets and liabilities, net of acquisitions and disposals	(21,943)	(15,421)	(6,522)
Net cash provided by operating activities	$85,663	$97,271	$(11,608)
Net cash provided by operating activities for the six months ended June 30, 2022, included $107.6 million of operating cash flows before changes in operating assets and liabilities and $21.9 million of changes in operating assets and liabilities. Non-cash adjustments to net income for the six months ended June 30, 2022 primarily related to depreciation and amortization costs of $22.8 million, stock-based compensation of $11.4 million, changes in the fair value of the HKFS Contingent Consideration liability of $5.3 million, and $2.4 million of amortization related to payments made to financial professionals in support of ongoing growth programs. As compared to the six months ended June 30, 2021, changes in operating assets and liabilities, net of acquisitions, reduced operating cash flows by $6.5 million primarily due to $6.9 million in payments made to financial professionals in support of ongoing growth programs, and the timing of settlement for our working capital accounts.
Blucora, Inc. | Q2 2022 Form 10-Q 36

Net Cash from Investing Activities
Net cash used by investing activities consists of acquisitions and purchases of property, equipment, and software, and were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Purchases of property, equipment, and software	$(11,790)	$(13,544)	$1,754
Asset acquisitions	(1,858)	(881)	(977)
Net cash used by investing activities	$(13,648)	$(14,425)	$777
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, net cash used by investing activities decreased $0.8 million primarily due to reduced internally developed capital software expenditures, partially offset by increases in cash outflows for asset acquisitions.
Net Cash from Financing Activities
Net cash from financing activities primarily consists of debt issuance and repayments, common stock and stock-based awards transactions, and acquisition-related contingent consideration payments. Financing cash flows were as follows (in thousands):

	Six Months Ended June 30,
	2022	2021	$ Change
Proceeds from credit facilities, net of debt discount and issuance costs	$—	$(502)	$502
Payments on credit facilities	(906)	(906)	—
Acquisition-related contingent consideration payments	(98)	—	(98)
Stock repurchases	(35,000)	—	(35,000)
Proceeds from stock option exercises	174	284	(110)
Proceeds from issuance of stock through employee stock purchase plan	2,324	1,845	479
Tax payments from shares withheld for equity awards	(2,036)	(1,329)	(707)
Net cash used by financing activities	$(35,542)	$(608)	$(34,934)
For the six months ended June 30, 2022, compared to the six months ended June 30, 2021, we used $34.9 million more cash for financing activities, primarily due to the repurchase of approximately 1.9 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $35.0 million.
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
Blucora, Inc. | Q2 2022 Form 10-Q 37

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the financial instruments for which we are exposed to market risk, as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021, during the six months ended June 30, 2022. As of June 30, 2022, we had $560.4 million in principal amount of debt outstanding under the Term Loan of our Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating rate portion of its interest rate tied to LIBOR. For further information on our outstanding debt, see “Item 1. Financial Statements—Note 5” and the section “Liquidity and Capital Resources” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Indebtedness.” A hypothetical 100 basis point increase in LIBOR on June 30, 2022 would result in a $10.9 million increase in our interest expense until the scheduled maturity date in 2024. For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of June 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the six months ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Item 1. Legal Proceedings
See “Item 1. Financial Statements—Note 8” for information regarding legal proceedings.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company has a stock repurchase plan pursuant to which we may repurchase our common stock through a variety of methods, including open market or privately negotiated transactions. As of June 30, 2022, the remaining authorized repurchases under the stock repurchase plan was $65.0 million.
Blucora, Inc. | Q2 2022 Form 10-Q 38

The following table details our repurchases of common stock for the six months ended June 30, 2022 (in thousands, except the average price paid per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1-31, 2022	190	$15.73	190	$97,007
February 1-28, 2022	524	$18.12	524	$87,510
March 1-31, 2022	931	$19.39	931	$69,463
April 1-30, 2022	230	$19.40	230	$65,000
May 1-31, 2022	—	$—	—	$65,000
June 1-30, 2022	—	$—	—	$65,000
Total	1,875	$18.67	1,875
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Blucora, Inc. | Q2 2022 Form 10-Q 39

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
101
The following financial statements from the Company's Form 10-Q for the fiscal quarter ended June 30, 2022, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Blucora, Inc. | Q2 2022 Form 10-Q 40

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

Date:	August 8, 2022

Blucora, Inc. | Q2 2022 Form 10-Q 41