Form 10-Q
period 2022-09-30
BLUCORA, INC.
filed 2022-11-01
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
As of October 25, 2022, 47,884,243 shares of the registrant’s Common Stock were outstanding.

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

Blucora, Inc. | Q3 2022 Form 10-Q 2

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
Blucora, Inc. | Q3 2022 Form 10-Q 3

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
•disruptions to our business and operations resulting from our agreement to sell our Tax Software business (or the announcement thereof);
•our inability to successfully close the sale of our Tax Software business;
•our failure to realize the expected benefits of the transaction if it does close;
•if we are unable to secure financing on desirable terms after the consummation of the sale of our Tax Software business, our capital structure may include limited or no indebtedness and we may not be able to return capital to stockholders in the amount anticipated; and
•the effects on our business of actions of activist stockholders.
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

Blucora, Inc. | Q3 2022 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BLUCORA, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,104	$134,824
Accounts receivable, net	25,683	21,906
Commissions and advisory fees receivable	20,486	25,073
Prepaid expenses and other current assets	19,670	18,476
Total current assets	156,943	200,279
Long-term assets:
Property, equipment, and software, net	75,086	73,638
Right-of-use assets, net	19,753	20,466
Goodwill, net	454,821	454,821
Acquired intangible assets, net	288,610	302,289
Other long-term assets	30,376	20,450
Total long-term assets	868,646	871,664
Total assets	$1,025,589	$1,071,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,804	$8,216
Commissions and advisory fees payable	13,803	17,940
Accrued expenses and other current liabilities	33,948	65,678
Current deferred revenue	5,908	13,180
Current lease liabilities	5,112	4,896
Current portion of long-term debt	—	1,812
Total current liabilities	62,575	111,722
Long-term liabilities:
Long-term debt, net	521,094	553,134
Long-term lease liabilities	31,176	33,267
Deferred tax liabilities, net	19,546	20,124
Long-term deferred revenue	4,627	5,322
Other long-term liabilities	14,981	6,752
Total long-term liabilities	591,424	618,599
Total liabilities	653,999	730,321

Commitments and contingencies (Note 8)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 shares authorized; 50,955 shares issued and 47,774 shares outstanding as of September 30, 2022; 50,137 shares issued and 48,831 shares outstanding at December 31, 2021	5	5
Additional paid-in capital	1,632,569	1,619,805
Accumulated deficit	(1,197,585)	(1,249,789)
Treasury stock, at cost—3,181 shares as of September 30, 2022 and 1,306 shares as of December 31, 2021	(63,399)	(28,399)
Total stockholders’ equity	371,590	341,622
Total liabilities and stockholders’ equity	$1,025,589	$1,071,943

See accompanying notes.
Blucora, Inc. | Q3 2022 Form 10-Q 5

BLUCORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Wealth Management	$165,032	$169,135	$494,104	$486,021
Tax Software	6,664	5,039	242,028	220,848
Total revenue	171,696	174,174	736,132	706,869
Operating expenses:
Cost of revenue:
Wealth Management	105,301	120,641	338,819	343,174
Tax Software	3,879	2,323	20,178	12,330
Total cost of revenue	109,180	122,964	358,997	355,504
Engineering and technology	7,474	7,874	24,598	22,233
Sales and marketing	30,485	28,399	162,396	140,809
General and administrative	27,778	23,102	83,499	71,619
Acquisition and integration	416	2,241	(4,710)	28,513
Depreciation	3,839	2,867	9,907	8,371
Amortization of acquired intangible assets	6,342	7,009	19,435	21,247
Total operating expenses	185,514	194,456	654,122	648,296
Operating income (loss)	(13,818)	(20,282)	82,010	58,573
Interest expense and other, net	(9,749)	(8,295)	(25,707)	(24,202)
Income (loss) before income taxes	(23,567)	(28,577)	56,303	34,371
Income tax benefit (expense)	1,726	774	(4,099)	(2,920)
Net income (loss)	$(21,841)	$(27,803)	$52,204	$31,451

Net income (loss) per share:
Basic	$(0.46)	$(0.57)	$1.09	$0.65
Diluted	$(0.46)	$(0.57)	$1.06	$0.64
Weighted average shares outstanding:
Basic	47,847	48,707	47,981	48,492
Diluted	47,847	48,707	49,153	49,373

See accompanying notes.
Blucora, Inc. | Q3 2022 Form 10-Q 6

BLUCORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (In thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock
	Shares	Amount			Shares	Amount	Total
Balance as of December 31, 2021	50,137	$5	$1,619,805	$(1,249,789)	1,306	$(28,399)	$341,622
Common stock issued pursuant to stock incentive and employee stock purchase plans	247	—	96	—	—	—	96
Stock repurchases	—	—	—	—	1,645	(30,537)	(30,537)
Stock-based compensation	—	—	4,641	—	—	—	4,641
Tax payments from shares withheld for equity awards	—	—	(1,569)	—	—	—	(1,569)
Net income	—	—	—	34,620	—	—	34,620
Balance as of March 31, 2022	50,384	$5	$1,622,973	$(1,215,169)	2,951	$(58,936)	$348,873
Common stock issued pursuant to stock incentive and employee stock purchase plans	537	—	2,402	—	—	—	2,402
Stock repurchases	—	—	—	—	230	(4,463)	(4,463)
Stock-based compensation	—	—	3,683	—	—	—	3,683
Tax payments from shares withheld for equity awards	—	—	(467)	—	—	—	(467)
Net income	—	—	—	39,425	—	—	39,425
Balance as of June 30, 2022	50,921	$5	$1,628,591	$(1,175,744)	3,181	$(63,399)	$389,453
Common stock issued pursuant to stock incentive and employee stock purchase plans	34	—	307	—	—	—	307
Stock-based compensation	—	—	3,725	—	—	—	3,725
Tax payments from shares withheld for equity awards	—	—	(54)	—	—	—	(54)
Net loss	—	—	—	(21,841)	—	—	(21,841)
Balance as of September 30, 2022	50,955	$5	$1,632,569	$(1,197,585)	3,181	$(63,399)	$371,590

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock
	Shares	Amount			Shares	Amount	Total
Balance as of December 31, 2020	49,483	$5	$1,598,230	$(1,257,546)	1,306	$(28,399)	$312,290
Common stock issued pursuant to stock incentive and employee stock purchase plans	132	—	63	—	—	—	63
Stock-based compensation	—	—	5,520	—	—	—	5,520
Tax payments from shares withheld for equity awards	—	—	(865)	—	—	—	(865)
Net income	—	—	—	27,646	—	—	27,646
Balance as of March 31, 2021	49,615	$5	$1,602,948	$(1,229,900)	1,306	$(28,399)	$344,654
Common stock issued pursuant to stock incentive and employee stock purchase plans	347	—	1,989	—	—	—	1,989
Stock-based compensation	—	—	4,720	—	—	—	4,720
Tax payments from shares withheld for equity awards	—	—	(464)	—	—	—	(464)
Net income	—	—	—	31,608	—	—	31,608
Balance as of June 30, 2021	49,962	$5	$1,609,193	$(1,198,292)	1,306	$(28,399)	$382,507
Common stock issued pursuant to stock incentive and employee stock purchase plans	63	—	328	—	—	—	328
Stock-based compensation	—	—	4,387	—	—	—	4,387
Tax payments from shares withheld for equity awards	—	—	(284)	—	—	—	(284)
Net loss	—	—	—	(27,803)	—	—	(27,803)
Balance as of September 30, 2021	50,025	$5	$1,613,624	$(1,226,095)	1,306	$(28,399)	$359,135

See accompanying notes.
Blucora, Inc. | Q3 2022 Form 10-Q 7

BLUCORA, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income	$52,204	$31,451
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of acquired intangible assets	35,131	32,498
Stock-based compensation	17,129	15,499
Change in the fair value of acquisition-related contingent consideration	(5,320)	19,500
Reduction of right-of-use lease assets	1,103	2,694
Deferred income taxes	(578)	(1,161)
Amortization of debt discount and issuance costs	2,084	1,979
Accretion of lease liabilities	1,522	731
Other non-cash items	4,387	1,371
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(3,670)	(5,008)
Commissions and advisory fees receivable	4,587	1,129
Prepaid expenses and other current assets	160	(549)
Other long-term assets	(14,887)	(10,898)
Accounts payable	(4,412)	(358)
Commissions and advisory fees payable	(4,137)	(500)
Lease liabilities	(3,788)	(1,047)
Deferred revenue	(7,967)	(7,523)
Accrued expenses and other current and long-term liabilities	(11,632)	(5,417)
Net cash provided by operating activities	61,916	74,391
Investing activities:
Purchases of property, equipment, and software	(17,154)	(21,624)
Asset acquisitions	(3,743)	(3,823)
Net cash used by investing activities	(20,897)	(25,447)
Financing activities:
Proceeds from credit facilities, net of debt discount and issuance costs	—	(502)
Payments on credit facilities	(35,906)	(1,359)
Acquisition-related contingent consideration payments	(14,548)	(13,150)
Stock repurchases	(35,000)	—
Proceeds from issuance of stock through employee stock purchase plan	2,324	1,845
Tax payments from shares withheld for equity awards	(2,090)	(1,613)
Proceeds from stock option exercises	481	535
Net cash used by financing activities	(84,739)	(14,244)
Net increase (decrease) in cash, cash equivalents, and restricted cash	(43,720)	34,700
Cash, cash equivalents, and restricted cash, beginning of period	134,824	150,762
Cash, cash equivalents, and restricted cash, end of period	$91,104	$185,462

Supplemental cash flow information:
Cash paid for income taxes	$2,408	$2,864
Cash paid for interest	$23,005	$21,626

See accompanying notes.
Blucora, Inc. | Q3 2022 Form 10-Q 8

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
Note 2: Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared by us under the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of results for a full year.
Blucora, Inc. | Q3 2022 Form 10-Q 9

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
We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, or contested proxy, transaction and other legal and consulting costs to the reportable segments. Such amounts are reflected under the heading “Corporate-level activity.” In addition, we do not allocate interest expense and other, net, or income taxes to the reportable segments. We do not report assets or capital expenditures by segment to the chief operating decision maker.
Information on reportable segments currently presented to our chief operating decision maker and a reconciliation to consolidated net income (loss) are presented below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue:
Wealth Management	$165,032	$169,135	$494,104	$486,021
Tax Software	6,664	5,039	242,028	220,848
Total revenue	171,696	174,174	736,132	706,869
Operating income (loss):
Wealth Management	27,626	19,564	59,920	60,356
Tax Software	(12,517)	(13,864)	99,372	100,472
Corporate-level activity	(28,927)	(25,982)	(77,282)	(102,255)
Total operating income (loss)	(13,818)	(20,282)	82,010	58,573
Interest expense and other, net	(9,749)	(8,295)	(25,707)	(24,202)
Income (loss) before income taxes	(23,567)	(28,577)	56,303	34,371
Income tax benefit (expense)	1,726	774	(4,099)	(2,920)
Net income (loss)	$(21,841)	$(27,803)	$52,204	$31,451
Blucora, Inc. | Q3 2022 Form 10-Q 10

Wealth Management Revenue Recognition
Wealth management revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenues by major category within the Wealth Management segment and the timing of Wealth Management revenue recognition was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recognized upon transaction:
Commission	$17,868	$22,372	$56,373	$65,815
Transaction and fee	1,307	1,213	3,813	3,779
Total revenue recognized upon transaction	$19,175	$23,585	$60,186	$69,594
Recognized over time:
Advisory	$95,070	$103,540	$306,394	$291,167
Commission	23,920	30,589	75,905	91,382
Asset-based	21,147	5,659	33,774	16,514
Transaction and fee	5,720	5,762	17,845	17,364
Total revenue recognized over time	$145,857	$145,550	$433,918	$416,427
Total Wealth Management revenue:
Advisory	$95,070	$103,540	$306,394	$291,167
Commission	41,788	52,961	132,278	157,197
Asset-based	21,147	5,659	33,774	16,514
Transaction and fee	7,027	6,975	21,658	21,143
Total Wealth Management revenue	$165,032	$169,135	$494,104	$486,021
Tax Software Revenue Recognition
We generate Tax Software revenue from the sale of digital tax preparation services, packaged tax preparation software, ancillary services, and multiple element arrangements that may include a combination of these items.
Revenues by major category within the Tax Software segment and the timing of Tax Software revenue recognition was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Recognized upon transaction:
Consumer	$5,974	$4,479	$222,198	$203,891
Professional	525	370	16,473	14,626
Total revenue recognized upon transaction	$6,499	$4,849	$238,671	$218,517
Recognized over time:
Consumer	$—	$—	$64	$—
Professional	165	190	3,293	2,331
Total revenue recognized over time	$165	$190	$3,357	$2,331
Total Tax Software revenue:
Consumer	$5,974	$4,479	$222,262	$203,891
Professional	690	560	19,766	16,957
Total Tax Software revenue	$6,664	$5,039	$242,028	$220,848
Note 4: Asset Acquisitions
During the nine months ended September 30, 2022, we completed acquisitions in our Wealth Management business that met the criteria to be accounted for as asset acquisitions. Total initial purchase consideration,
Blucora, Inc. | Q3 2022 Form 10-Q 11

including acquisition costs and fixed deferred payments, was $4.1 million. This purchase consideration was allocated to the acquired assets, primarily customer relationship intangibles. Customer relationship intangibles are amortized on a straight-line basis over an amortization period of 15 years.
We are subject to variable contingent consideration payments related to our asset acquisitions that are not recognized as a liability on our condensed consolidated balance sheets until all contingencies related to the achievement of future financial targets are resolved and the consideration is payable. As of September 30, 2022, the maximum future fixed and contingent payments associated with all prior asset acquisitions were $23.7 million, with specified payment dates from 2022 through 2026.
During the three months ended September 30, 2022, variable contingent consideration related to prior asset acquisitions became payable for approximately $1.5 million, which is included within the $23.7 million discussed above. This accrued consideration is within customer relationship intangibles and is expected to be paid during the fourth quarter of 2022.
Note 5: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	September 30, 2022	December 31, 2021
	Senior Secured Credit Facility
Principal outstanding	$525,438	$561,344
Unamortized debt issuance costs	(2,289)	(3,371)
Unamortized debt discount	(2,055)	(3,027)
Net carrying value	$521,094	$554,946
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
As of September 30, 2022, we had $525.4 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of September 30, 2022, approximately $90.0 million was available for future borrowings under the Senior Secured Credit Facility, subject to customary terms and conditions.
The Company is required to make mandatory annual prepayments on the Term Loan in certain circumstances, including in the event that the Company generates Excess Cash Flow (as defined in the Credit Agreement) in a given fiscal year. The Credit Agreement permits the Company to voluntarily prepay the Term Loan without premium or penalty. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the Term Loan Maturity Date. On August 5, 2022, and as provided for within our Senior Secured Credit Facility, we voluntarily prepaid $35.0 million of principal outstanding under our Term Loan. At our election, this prepayment was first applied to the remaining quarterly principal amortization payments due on the Term Loan, with the remaining amount applied to the principal amount due at the Term Loan Maturity Date. In connection with this prepayment, we recorded a $0.2 million loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and debt discount associated with the principal repaid. This loss is included within “Interest expense and other, net” of the condensed consolidated statements of operations.
Blucora, Inc. | Q3 2022 Form 10-Q 12

The interest rate on the Term Loan is variable at the London Interbank Offered Rate (subject to a floor of 1.0%), plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of September 30, 2022, the applicable interest rate on the Term Loan was 6.3%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
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
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of September 30, 2022.
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
Operating lease cost, net of sublease income, and cash paid on operating lease liabilities for the three and nine months ended September 30, 2022 and 2021 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Fixed lease cost	$965	$1,001	$2,885	$3,254
Variable lease cost	258	462	1,023	707
Operating lease cost, before sublease income	1,223	1,463	3,908	3,961
Sublease income	(235)	(116)	(703)	(348)
Total operating lease cost, net of sublease income	$988	$1,347	$3,205	$3,613

Additional lease information:
Cash paid on operating lease liabilities	$1,297	$602	$3,788	$1,047
Lease liabilities obtained from new right-of-use assets	$262	$—	$390	$93
Blucora, Inc. | Q3 2022 Form 10-Q 13

Right-of-use assets and operating lease liabilities were recorded on the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2022	December 31, 2021
Right-of-use assets, net	$19,753	$20,466

Current lease liabilities	$5,112	$4,896
Long-term lease liabilities	31,176	33,267
Total operating lease liabilities	$36,288	$38,163

Weighted-average remaining lease term (in years)	9.7	10.3
Weighted-average discount rate	5.4%	5.4%
The maturities of our operating lease liabilities as of September 30, 2022 were as follows (in thousands):

Undiscounted cash flows:
Remainder of 2022	$1,307
2023	5,289
2024	5,184
2025	5,086
2026	4,256
Thereafter	26,172
Total undiscounted cash flows	47,294
Imputed interest	(11,006)
Present value of cash flows	$36,288
Note 7: Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Prepaid expenses	$10,640	$13,138
Forgivable loans	5,670	4,316
Other current assets	3,360	1,022
Total prepaid expenses and other current assets	$19,670	$18,476
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2022	December 31, 2021
Salaries and related benefit expenses	$20,446	$26,417
HKFS Contingent Consideration liability (1)	—	28,300
Accrued legal costs	996	2,871
Accrued vendor and advertising costs	4,812	3,777
Accrued taxes	2,785	—
Accrued fixed and variable acquisition consideration	2,414	837
Other	2,495	3,476
Total accrued expenses and other current liabilities	$33,948	$65,678
__________________________
(1)For more information on the Company’s contingent liabilities, see "Note 8—Commitments and Contingencies."

Blucora, Inc. | Q3 2022 Form 10-Q 14

Note 8: Commitments and Contingencies
HKFS Contingent Consideration Liability
On July 1, 2020, we closed the acquisition of Avantax Planning Partners, formerly “HKFS”, for an upfront cash purchase price of $104.4 million. The purchase price was subject to variable contingent consideration, or earn-out payments (the “HKFS Contingent Consideration”) totaling a maximum of $60.0 million.
The amounts owed for the HKFS Contingent Consideration were determined based on advisory asset levels (i) for the period beginning July 1, 2020 and ending June 30, 2021 and (ii) for the period beginning July 1, 2021 and ending June 30, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021) (the “HKFS Purchase Agreement”), the maximum aggregate amount that we were required to pay for each earn-out period was $30.0 million. If the asset market values on the applicable measurement date fell below certain specified thresholds, no payment of consideration was owed to the Sellers for such period.
Based on advisory asset levels for each earn-out period, we paid the full $30.0 million to the Sellers in the third quarter of 2021 for the first earn-out, and $23.0 million in the third quarter of 2022 for the second earn-out. There are no remaining contingent payments due to the Sellers as of September 30, 2022. For additional information on the valuation of the HKFS Contingent Consideration liability, see "Note 9—Fair Value Measurements."
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
We are not currently a party to any such matters for which we have recognized a material liability on our condensed consolidated balance sheet as of September 30, 2022.
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
Blucora, Inc. | Q3 2022 Form 10-Q 15

Assets and Liabilities Measured on a Recurring Basis
The fair value hierarchy of our financial assets and liabilities carried at estimated fair value and measured on a recurring basis were as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2022	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,327	$4,327	$—	$—
Deferred compensation assets	4,292	4,292	—	—
Total assets at fair value	$8,619	$8,619	$—	$—

HKFS Contingent Consideration liability	$—	$—	$—	$—
Deferred compensation liabilities	4,292	4,292	—	—
Total liabilities at fair value	$4,292	$4,292	$—	$—

		Fair value measurements at the reporting date using
	December 31, 2021	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,293	$4,293	$—	$—
Total assets at fair value	$4,293	$4,293	$—	$—

HKFS Contingent Consideration liability	$28,300	$—	$—	$28,300
Total liabilities at fair value	$28,300	$—	$—	$28,300
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
The HKFS Contingent Consideration liability relates to post-closing earn-out payments resulting from the acquisition of Avantax Planning Partners, formerly “HKFS” (see “Note 8—Commitments and Contingencies”). The final value of the second earn-out was $23.0 million as of June 30, 2022 (the measurement date for the second earn-out payment) and was paid during the third quarter of 2022. Prior to this measurement date, the estimated fair value of the HKFS Contingent Consideration liability was determined using a Monte Carlo simulation model and certain Level 3 inputs previously disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021. The HKFS Contingent Consideration liability was previously included in “Accrued expenses and other current liabilities” on the condensed consolidated balance sheets.
Blucora, Inc. | Q3 2022 Form 10-Q 16

A roll forward of the HKFS Contingent Consideration liability is as follows (in thousands):

HKFS Contingent Consideration liability
Balance as of December 31, 2020	$35,900
Change in fair value	22,400
HKFS Contingent Consideration first earn-out payment	(30,000)
Balance as of December 31, 2021	28,300
Change in fair value	(5,320)
HKFS Contingent Consideration second earn-out payment	(22,980)
Balance as of September 30, 2022	$—
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
As of September 30, 2022, the Term Loan’s principal amount was $525.4 million, and the fair value of the Term Loan’s principal amount was $520.2 million. As of December 31, 2021, the Term Loan’s principal amount was $561.3 million, and the fair value of the Term Loan’s principal amount was $559.9 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation.
Note 10: Interest Expense and Other, Net
“Interest expense and other, net” on the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest expense	$8,771	$7,304	$23,166	$21,789
Amortization of debt issuance costs	403	388	1,191	1,128
Amortization of debt discount	302	290	893	851
Total interest expense	9,476	7,982	25,250	23,768
Interest income and other	273	313	457	434
Interest expense and other, net	$9,749	$8,295	$25,707	$24,202
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
We recorded an income tax benefit of $1.7 million and income tax expense of $4.1 million for the three and nine months ended September 30, 2022, respectively. We recorded an income tax benefit of $0.8 million and income tax expense of $2.9 million for the three and nine months ended September 30, 2021, respectively.
Our effective income tax rate for the three and nine months ended September 30, 2022 and September 30, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We maintain a valuation allowance for federal net operating loss carryforwards that we have concluded it is more likely than not that the related deferred tax benefits will not be realized. This valuation allowance does not prevent us from utilizing unexpired net operating losses to offset taxable income in future periods. The majority of these net operating losses will either be utilized or expire between 2022 and 2024.
Blucora, Inc. | Q3 2022 Form 10-Q 17

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
The calculations of basic and diluted net income (loss) per share were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net income (loss)	$(21,841)	$(27,803)	$52,204	$31,451
Denominator:
Basic weighted average common shares outstanding	47,847	48,707	47,981	48,492
Dilutive potential common shares (1)	—	—	1,172	881
Diluted weighted average common shares outstanding	47,847	48,707	49,153	49,373
Net income (loss) per share:
Basic	$(0.46)	$(0.57)	$1.09	$0.65
Diluted	$(0.46)	$(0.57)	$1.06	$0.64
Shares excluded (1)	3,384	4,616	921	2,076
________________________
(1)Potential common shares were excluded from the calculation of diluted net income (loss) per share for these periods because their effect would have been anti-dilutive. For the three months ended September 30, 2022 and 2021, all potential common shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss recognized for the periods.
Note 13: Subsequent Events
On October 31, 2022, we entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, TaxAct Holdings, Inc., Franklin Cedar Bidco, LLC (“Buyer”) and DS Admiral Bidco, LLC, pursuant to which we agreed to sell the Tax Software business to Buyer, an affiliate of Cinven, for $720.0 million in cash (subject to adjustment as set forth in the Stock Purchase Agreement), on the terms and subject to the conditions set forth in the Stock Purchase Agreement (the “TaxAct Sale Transaction”). The TaxAct Sale Transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions and is expected to close by the end of 2022.

Blucora, Inc. | Q3 2022 Form 10-Q 18

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
Macroeconomic Environment
Our Wealth Management business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from Russia’s continued invasion of Ukraine and the measures taken in response, including government sanctions, as well as rising inflation have contributed to significant volatility and decline in global financial markets during 2022 to date. In response to inflationary pressures, the Federal Reserve implemented five interest rate increases during the nine months ended September 30, 2022, including 75 basis point increases in each of the June, July, and September 2022 Federal Open Market Committee (“FOMC”) meetings. As of September 30, 2022, the target range for the federal funds rate was between 3.0% and 3.25%, however the FOMC has signaled that it expects additional rate increases in 2022 and 2023 in order to return inflation to their 2% objective. These combined factors have all led to an increased risk of economic recession and the potential for continued volatility and decline in global financial markets.
Volatility and decline in global financial markets and its impact on client asset values and transaction activity have negatively impacted Wealth Management revenues during the three and nine months ended September 30,
Blucora, Inc. | Q3 2022 Form 10-Q 19

2022. This negative impact was offset, in part, by incremental cash sweep revenue generated from an increasing interest rate environment. We expect that cash sweep revenue will continue to increase in the fourth quarter of 2022 as the full benefits of recent rate increases are fully realized. Based on the target range for the federal funds rate, the signaling by the Federal Reserve for additional rate increases during 2022, and current client asset values, we expect incremental cash sweep revenue should more than offset the negative impact that financial market volatility may have on Wealth Management revenues and operating income for the year ended December 31, 2022. However, if further financial market volatility results in continued decline in client asset values or if the Federal Reserve does not increase, or decreases, the federal funds rate, Wealth Management revenues and operating income would be negatively impacted.
Sale of Tax Software Business
On October 31, 2022, we entered into that certain Stock Purchase Agreement (the “Stock Purchase Agreement”) by and among the Company, TaxAct Holdings, Inc., Franklin Cedar Bidco, LLC (“Buyer”) and DS Admiral Bidco, LLC, pursuant to which we agreed to sell the Tax Software business to Buyer, an affiliate of Cinven, for $720.0 million in cash (subject to adjustment as set forth in the Stock Purchase Agreement), on the terms and subject to the conditions set forth in the Stock Purchase Agreement (such sale, the “TaxAct Sale Transaction”). The TaxAct Sale Transaction is subject to the expiration or termination of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions and is expected to close by the end of 2022.
Following the consummation of the TaxAct Sale Transaction, we plan to change our name from Blucora to Avantax and focus solely on our tax-focused wealth business. The TaxAct Sale Transaction is expected to yield after-tax net cash proceeds of approximately $620.0 million. We expect to use the net proceeds to pay down existing indebtedness and return excess capital to stockholders.
Blucora, Inc. | Q3 2022 Form 10-Q 20

RESULTS OF OPERATIONS
Summary

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue:
Wealth Management	$165,032	$169,135	$(4,103)	(2.4)%	$494,104	$486,021	$8,083	1.7%
Tax Software	6,664	5,039	1,625	32.2%	242,028	220,848	21,180	9.6%
Total revenue	171,696	174,174	(2,478)	(1.4)%	736,132	706,869	29,263	4.1%
Operating income (loss):
Wealth Management	27,626	19,564	8,062	41.2%	59,920	60,356	(436)	(0.7)%
Tax Software	(12,517)	(13,864)	1,347	9.7%	99,372	100,472	(1,100)	(1.1)%
Corporate-level activity	(28,927)	(25,982)	(2,945)	(11.3)%	(77,282)	(102,255)	24,973	24.4%
Total operating income (loss)	(13,818)	(20,282)	6,464	31.9%	82,010	58,573	23,437	40.0%
Interest expense and other, net	(9,749)	(8,295)	(1,454)	(17.5)%	(25,707)	(24,202)	(1,505)	(6.2)%
Income (loss) before income taxes	(23,567)	(28,577)	5,010	17.5%	56,303	34,371	21,932	63.8%
Income tax benefit (expense)	1,726	774	952	123.0%	(4,099)	(2,920)	(1,179)	(40.4)%
Net income (loss)	$(21,841)	$(27,803)	$5,962	21.4%	$52,204	$31,451	20,753	66.0%
For the three months ended September 30, 2022, compared to the three months ended September 30, 2021, net loss decreased $6.0 million primarily due to the following factors:
•Wealth Management segment operating income increased $8.1 million primarily due to the significant increase in cash sweep revenue during the period.
•Tax Software segment operating loss decreased $1.3 million primarily due to increased consumer revenue and relatively flat operating expenses.
•Expenses within corporate-level activity increased $2.9 million primarily due to incremental depreciation expense and consulting costs. Furthermore, interest expense and other, net, increased $1.5 million, primarily due to rising interest rates.
•The Company recorded an income tax benefit of $1.7 million, or an effective tax rate of 7.3%, for the three months ended September 30, 2022, compared to an income tax benefit of $0.8 million, or an effective tax rate of 2.7%, for the three months ended September 30, 2021.
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, net income increased $20.8 million primarily due to the following factors:
•Wealth Management segment operating income was relatively flat as incremental cash sweep revenue offset revenue headwinds caused by market volatility and incremental personnel costs.
•Tax Software segment operating income decreased $1.1 million primarily due to an increase in customer care support costs and strategic advertising and marketing spend.
•Expenses within corporate-level activity decreased $25.0 million primarily due to reduced acquisition and integration costs. Furthermore, interest expense and other, net, increased $1.5 million, primarily due to rising interest rates.
•The Company recorded income tax expense of $4.1 million, or an effective tax rate of 7.3%, for the nine months ended September 30, 2022, compared to income tax expense of $2.9 million, or an effective tax rate of 8.5%, for the nine months ended September 30, 2021.
Blucora, Inc. | Q3 2022 Form 10-Q 21

SEGMENT REVENUE & OPERATING INCOME
The revenue and operating income amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“GAAP”) and include certain reconciling items attributable to our segments. We have two reportable segments: (1) the Wealth Management segment and (2) the Tax Software segment. Segment information is presented on a basis consistent with our current internal management financial reporting. We do not allocate certain general and administrative costs (including personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, or contested proxy, transaction and other legal and consulting costs to the reportable segments. Such amounts are reflected under the heading “Corporate-level activity.” In addition, we do not allocate interest expense and other, net, or income taxes to the reportable segments.
Wealth Management

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$165,032	$169,135	$(4,103)	(2.4)%	$494,104	$486,021	$8,083	1.7%
Operating income	$27,626	$19,564	$8,062	41.2%	$59,920	$60,356	$(436)	(0.7)%
Segment margin	16.7%	11.6%			12.1%	12.4%
For the three months ended September 30, 2022, compared to the three months ended September 30, 2021, Wealth Management segment operating income increased $8.1 million primarily due to the following factors:
•Wealth Management revenue decreased $4.1 million primarily due to decreases of $11.2 million and $8.5 million in commission and advisory revenues, respectively. These revenue headwinds were primarily caused by the significant financial market volatility and decline discussed in the Macroeconomic Environment section above. These decreases were partially offset by a $15.5 million increase in asset-based revenue which benefited from incremental cash sweep revenue generated from increases in the federal funds rate.
•Wealth Management operating expenses decreased $12.2 million primarily due to a $15.1 million decline in cost of revenue associated with advisory fees and commissions paid, partially offset by $2.2 million of incremental personnel costs. Advisory fees and commissions paid trended consistently with the decrease in commission and advisory revenues discussed above. Increased personnel costs reflect our strategic investments to drive growth through enhanced sales and service capabilities that support our financial professionals.
•The significant increase in cash sweep revenue during the period was the primary driver of the 510 basis point increase in segment margin. We expect for segment margin to continue to benefit from incremental cash sweep revenue for the remainder of the year.
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, Wealth Management segment operating income decreased $0.4 million primarily due to the following factors:
•Wealth Management revenue increased $8.1 million primarily due to increases of $17.3 million and $15.2 million in asset-based and advisory revenues, respectively. Asset-based revenue benefited from incremental cash sweep revenue generated from increases in the federal funds rate, while the increase in advisory revenue was primarily from increased client asset levels and the timing of market movements relative to when clients are billed. These increases were partially offset by a $24.9 million decrease in commission revenue which was negatively impacted by unfavorable transaction activity and volatility in global financial markets, as discussed above.
•Wealth Management operating expenses increased $8.5 million primarily due to $11.1 million of incremental personnel costs, partially offset by a $4.3 million decrease in cost of revenue associated with advisory fees and commissions paid. Increased personnel costs reflect our strategic investments to drive growth through enhanced sales and service capabilities that support our financial professionals. Advisory fees and commissions paid trended consistently with the associated changes in revenues discussed above, while payout ratios remained relatively flat between the two periods as the financial market volatility during the first three quarters of 2022 offset previous expansion in the number of financial professionals concentrated at higher payout levels.
Blucora, Inc. | Q3 2022 Form 10-Q 22

•The market volatility discussed above, coupled with an increase in our fixed operating costs, has caused margin compression for the nine months ended September 30, 2022. However, the significant increase in cash sweep revenue during the three months ended September 30, 2022 predominately offset this compression, resulting in a relatively flat segment margin. For the remainder of the year, we expect for incremental cash sweep revenue to more than offset the compression discussed above, and for segment margin to increase on a year-over-year basis.
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

($ in thousands)			Three Months Ended September 30,		Change	Nine Months Ended September 30,		Change
	Sources of Revenue	Primary Drivers	2022	2021	$	2022	2021	$
Financial professional-driven	Advisory	- Advisory asset levels	$95,070	$103,540	$(8,470)	$306,394	$291,167	$15,227
	Commission	- Transactions - Asset levels - Product mix	41,788	52,961	(11,173)	132,278	157,197	(24,919)
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	21,147	5,659	15,488	33,774	16,514	17,260
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	7,027	6,975	52	21,658	21,143	515
	Total revenue		$165,032	$169,135	$(4,103)	$494,104	$486,021	$8,083
	Total recurring revenue		$144,512	$145,311	$(799)	$430,184	$414,966	$15,218
	Recurring revenue rate		87.6%	85.9%		87.1%	85.4%
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
Blucora, Inc. | Q3 2022 Form 10-Q 23

Business Metrics

($ in thousands)	September 30,		Change
	2022	2021	$	%
Client assets balances:
Total client assets (1)	$72,592,882	$86,647,743	$(14,054,861)	(16.2)%
Brokerage assets (1)	$37,150,327	$46,850,354	$(9,700,027)	(20.7)%
Advisory assets (1)	$35,442,555	$39,797,389	$(4,354,834)	(10.9)%
Advisory assets as a percentage of total client assets	48.8%	45.9%

Number of financial professionals (in ones):
Independent financial professionals (2)	3,311	3,498	(187)	(5.3)%
In-house/employee financial professionals (3)	36	31	5	16.1%
Total number of financial professionals	3,347	3,529	(182)	(5.2)%

Advisory and commission revenue per financial professional (4)	$40.9	$44.3	$(3.4)	(7.7)%
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
(2)The number of independent financial professionals includes licensed financial professionals that work with Avantax Wealth Management and operate as independent contractors, as well as licensed referring representatives at CPA firms (approximately 171) that partner with Avantax Planning Partners.
(3)The number of in-house/employee financial professionals includes licensed financial planning consultants, all of which are affiliated with Avantax Planning Partners.
(4)Calculation based on advisory and commission revenue for the three months ended September 30, 2022 and 2021, respectively.
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
Total client assets decreased $14.1 billion as of September 30, 2022 compared to September 30, 2021, primarily due to $14.3 billion of unfavorable market changes, partially offset by net client inflows.
Advisory assets decreased $4.4 billion as of September 30, 2022 compared to September 30, 2021, and advisory assets as a percentage of total client assets increased to 48.8% as of September 30, 2022, compared to 45.9% as of September 30, 2021. The decrease in advisory assets was primarily caused by $7.4 billion of unfavorable market changes, partially offset by net new advisory assets of $3.0 billion which contributed to the increase in advisory assets as a percentage of total client assets.
Financial Professionals. The number of our financial professionals decreased 5.2% as of September 30, 2022 compared to September 30, 2021, with the decrease primarily due to attrition related to lower revenue-producing financial professionals. Advisory and commission revenue per financial professional decreased 7.7% for the same period, primarily due to the decreases in advisory and commission revenues discussed above. The
Blucora, Inc. | Q3 2022 Form 10-Q 24

decrease in the number of financial professionals was partially offset by our continued recruitment and onboarding of independent financial professionals.
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
Advisory asset balances were as follows (in thousands):

	September 30,		Change
	2022	2021	$	%
Advisory assets—independent financial professionals	$29,735,365	$33,713,543	$(3,978,178)	(11.8)%
Advisory assets—in-house/employee financial professionals	4,494,178	4,701,444	(207,266)	(4.4)%
Retirement advisory assets—in-house/employee financial professionals	1,213,012	1,382,402	(169,390)	(12.3)%
Total advisory assets	$35,442,555	$39,797,389	$(4,354,834)	(10.9)%
The activity within our advisory assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Balance, beginning of the period	$36,746,048	$39,440,985	$42,179,051	$35,603,557
Net new advisory assets	514,293	621,205	2,261,923	1,853,632
Market impact and other	(1,817,786)	(264,801)	(8,998,419)	2,340,200
Balance, end of the period	$35,442,555	$39,797,389	$35,442,555	$39,797,389
Advisory revenue	$95,070	$103,540	$306,394	$291,167
Average advisory fee rate (1)	26 bps	26 bps	77 bps	78 bps
_________________________
(1)For the three months ended September 30, 2022 and September 30, 2021, average advisory fee rate equals advisory revenue for the relevant quarterly period divided by the advisory asset balance at the beginning of the relevant quarterly period. For the nine months ended September 30, 2022 and September 30, 2021, average advisory fee rate equals the sum of each quarterly average advisory fee rate within the relevant year-to-date period.
For the three and nine months ended September 30, 2022, advisory assets declined $1.3 billion and $6.7 billion, respectively, primarily due to unfavorable market changes, partially offset by net new advisory assets. Net new advisory assets benefited from organic growth and the conversion of off platform, direct to fund assets, when appropriate for the client, to fee-based advisory platforms that include ongoing management and which generate higher margins.
For the three months ended September 30, 2022, compared to the three months ended September 30, 2021, advisory revenues decreased $8.5 million, primarily due to the decline in global markets as discussed above. Although advisory assets declined during the nine months ended September 30, 2022, due to the timing of market declines relative to when clients are billed, advisory revenue increased $15.2 million. The average advisory fee rates between the two periods were relatively flat.
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
Blucora, Inc. | Q3 2022 Form 10-Q 25

Our commission revenue, by product category and by type of commission revenue, was as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
By product category:
Mutual funds	$16,339	$22,844	$(6,505)	(28.5)%	$53,635	$70,395	$(16,760)	(23.8)%
Variable annuities	14,892	18,752	(3,860)	(20.6)%	46,961	55,247	(8,286)	(15.0)%
Insurance	5,048	4,414	634	14.4%	13,007	14,044	(1,037)	(7.4)%
General securities	5,509	6,951	(1,442)	(20.7)%	18,675	17,511	1,164	6.6%
Total commission revenue	$41,788	$52,961	$(11,173)	(21.1)%	$132,278	$157,197	$(24,919)	(15.9)%

By type of commission:
Transaction-based	$17,868	$22,372	$(4,504)	(20.1)%	$56,373	$65,815	$(9,442)	(14.3)%
Trailing	23,920	30,589	(6,669)	(21.8)%	75,905	91,382	(15,477)	(16.9)%
Total commission revenue	$41,788	$52,961	$(11,173)	(21.1)%	$132,278	$157,197	$(24,919)	(15.9)%
As discussed in the sections above, the declines in transaction-based and trailing commission revenues for the periods shown in the table above were primarily due to unfavorable transaction activity and volatility in global financial markets during the three and nine months ended September 30, 2022.
Asset-Based Revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
For the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, asset-based revenue increased $15.5 million and $17.3 million, respectively. These increases were primarily due to incremental cash sweep revenue of $16.9 million and $19.2 million during the three and nine months ended September 30, 2022, respectively, driven by increases in the federal funds rate. The increases in cash sweep revenue were partially offset by reduced fees from sponsorship programs. Due to the timing of rate increases and the non-linear nature of upside associated with these increases, and with expectation of additional rate increases by the Federal Reserve in 2022, cash sweep revenue is expected to continue to increase for the remainder of the year.
Transaction and Fee Revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, financial institutions, and retirement plan sponsors.
For the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, transaction and fee revenue remained relatively flat.
Blucora, Inc. | Q3 2022 Form 10-Q 26

Tax Software

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Revenue	$6,664	$5,039	$1,625	32.2%	$242,028	$220,848	$21,180	9.6%
Operating income (loss)	$(12,517)	$(13,864)	$1,347	9.7%	$99,372	$100,472	$(1,100)	(1.1)%
Segment margin	(187.8)%	(275.1)%			41.1%	45.5%
For the three months ended September 30, 2022, compared to the three months ended September 30, 2021, Tax Software operating loss decreased $1.3 million due to a $1.5 million increase in consumer revenue and relatively flat operating expenses. Consumer revenue benefited from an increase in consumer e-files associated with market share growth and the volume of customers that filed extensions when compared to the prior year.
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, Tax Software operating income decreased $1.1 million due to the following factors:
•Tax Software revenue increased $21.2 million due to a $18.4 million increase in consumer revenue and a $2.8 million increase in professional revenue. The growth in revenue during the nine months ended September 30, 2022 was attributable to higher average revenue per unit and growth in market share from favorable customer retention and acquisition. These increases during the period were partially offset by an increase in the volume of customers that filed extensions when compared to the prior year. We expect to continue to benefit from higher average revenue per unit for the remainder of the year as customers complete returns associated with these extensions.
•Tax Software operating expenses increased $22.3 million primarily due to increased investments in seasonal customer care support and tax experts and an increase in strategic advertising and marketing spend. These incremental costs were the primary drivers of the reduction in segment margin shown in the table above.
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
Revenue by category was as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Consumer	$5,974	$4,479	$1,495	33.4%	$222,262	$203,891	$18,371	9.0%
Professional	690	560	130	23.2%	19,766	16,957	2,809	16.6%
Total Tax Software revenue	$6,664	$5,039	$1,625	32.2%	$242,028	$220,848	$21,180	9.6%
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
Blucora, Inc. | Q3 2022 Form 10-Q 27

•We measure our professional tax software customers using three metrics: (1) the number of accepted federal tax e-files made through our software, (2) the number of units sold, and (3) the number of e-files per unit sold.

(In thousands, except as otherwise indicated)	Nine Months Ended September 30,		Change
	2022	2021	Units	%
Total e-files (1)	5,658	5,492	166	3.0%
Consumer:
Consumer e-files (1)	3,232	3,144	88	2.8%
Professional:
Professional e-files	2,426	2,348	78	3.3%
Units sold (in ones)	21,051	20,808	243	1.2%
Professional e-files per unit sold (in ones)	115.2	112.8	2.4	2.1%
____________________________
(1)We participate in the Free File Alliance that is part of an IRS partnership that provides free electronic tax filing services to taxpayers meeting certain income-based guidelines. Free File Alliance e-files are included within total e-files and consumer e-files above.
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, e-files across each category, and professional units sold, increased primarily due to growth in market share from favorable customer retention and acquisition, both of which benefited from our investments in strategic marketing spend and customer care support.
Corporate-Level Activity
Certain corporate-level activity, including certain general and administrative costs (such as personnel and overhead costs), stock-based compensation, acquisition and integration costs, depreciation, amortization of acquired intangible assets, and contested proxy, transaction and other legal and consulting costs, is not allocated to our reportable segments.
Corporate-level activity by category was as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Unallocated corporate-level general and administrative expenses	$7,456	$6,499	$957	14.7%	$22,428	$18,452	$3,976	21.5%
Stock-based compensation	5,706	4,729	977	20.7%	17,129	15,499	1,630	10.5%
Acquisition and integration	416	2,241	(1,825)	(81.4)%	(4,710)	28,513	(33,223)	(116.5)%
Depreciation	6,020	3,906	2,114	54.1%	15,696	11,251	4,445	39.5%
Amortization of acquired intangible assets	6,342	7,009	(667)	(9.5)%	19,435	21,247	(1,812)	(8.5)%
Contested proxy, transaction and other legal and consulting costs	2,987	1,598	1,389	86.9%	7,304	7,293	11	0.2%
Total corporate-level activity	$28,927	$25,982	$2,945	11.3%	$77,282	$102,255	$(24,973)	(24.4)%
For the three months ended September 30, 2022, compared to the three months ended September 30, 2021, corporate-level activity increased $2.9 million primarily due to the following factors:
•Depreciation expense increased $2.1 million primarily due to capitalized software costs for our Tax Software business.
•Contested proxy, transaction and other legal and consulting costs increased $1.4 million primarily due to incremental legal and consulting costs incurred in connection with the TaxAct Sale Transaction.
Partially offsetting this increase in corporate-level activity:
•Acquisition and integration expenses decreased $1.8 million, primarily due to the final remeasurement of the HKFS Contingent Consideration liability in the second quarter of 2022.
Blucora, Inc. | Q3 2022 Form 10-Q 28

For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, corporate-level activity decreased $25.0 million primarily due to the following factors:
•Acquisition and integration expenses decreased $33.2 million, primarily due to a $24.8 million decrease in the fair value adjustments recorded for the HKFS Contingent Consideration liability between the two periods, and an $8.4 million decrease in professional services and other expenses due to a reduction in integration activities.
Partially offsetting this decrease in corporate-level activity:
•Depreciation expense increased $4.4 million primarily due to capitalized software costs for our Tax Software business.
•Unallocated general and administrative expenses increased $4.0 million primarily due to incremental personnel and insurance costs.
OPERATING EXPENSES
Cost of Revenue

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Wealth Management	$105,301	$120,641	$(15,340)	(12.7)%	$338,819	$343,174	$(4,355)	(1.3)%
Tax Software	3,879	2,323	1,556	67.0%	20,178	12,330	7,848	63.6%
Total cost of revenue	$109,180	$122,964	$(13,784)	(11.2)%	$358,997	$355,504	$3,493	1.0%
Percentage of revenue	63.6%	70.6%			48.8%	50.3%
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
For the three months ended September 30, 2022, compared to the three months ended September 30, 2021, cost of revenue decreased $13.8 million. The reduction in Wealth Management cost of revenue was primarily due to reduced advisory fees and commissions paid, which trended consistently with the associated changes in revenue discussed within the Segment Revenue & Operating Income section above. This decline was partially offset by increased depreciation of capitalized software development costs within Tax Software.
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, cost of revenue increased $3.5 million. Tax Software cost of revenue included incremental personnel and consulting costs and depreciation of capitalized software. Continued investments in internally developed software for the Tax Software business are expected to result in increased depreciation in future periods. Within Wealth Management, advisory fees and commissions paid declined $6.4 million and trended consistently with the associated changes in revenue discussed within the Segment Revenue & Operating Income section above. This decline was partially offset by $2.4 million of incremental forgivable loans amortization.
Payout ratios to independent financial professionals are determined based on trailing twelve-month revenues and may not immediately correlate with changes in client assets during periods of significant market volatility. For both periods, payout ratios to independent financial professionals remained relatively flat as the financial market volatility during the first three quarters of 2022 offset previous expansion in the number of financial professionals concentrated at higher payout levels.
Blucora, Inc. | Q3 2022 Form 10-Q 29

Engineering and Technology

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Engineering and technology	$7,474	$7,874	$(400)	(5.1)%	$24,598	$22,233	$2,365	10.6%
Percentage of revenue	4.4%	4.5%			3.3%	3.1%
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
For the three months ended September 30, 2022, compared to the three months ended September 30, 2021, engineering and technology expenses remained relatively flat.
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, engineering and technology expenses increased $2.4 million primarily due to increases in personnel expenses in our Tax Software segment.
Sales and Marketing

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Sales and marketing	$30,485	$28,399	$2,086	7.3%	$162,396	$140,809	$21,587	15.3%
Percentage of revenue	17.8%	16.3%			22.1%	19.9%
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
For the three months ended September 30, 2022, compared to the three months ended September 30, 2021, sales and marketing expenses increased $2.1 million, primarily due to incremental personnel costs of $1.6 million in our Wealth Management segment.
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, sales and marketing expenses increased $21.6 million, primarily due to the following factors:
•Personnel costs in both segments increased $11.8 million.
•Strategic advertising and marketing costs in our Tax Software segment increased $9.0 million.
For the remainder of the year, we expect to incur incremental travel and conference costs associated with reduced travel restrictions and the timing of our Wealth Management national conference.
General and Administrative

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
General and administrative	$27,778	$23,102	$4,676	20.2%	$83,499	$71,619	$11,880	16.6%
Percentage of revenue	16.2%	13.3%			11.3%	10.1%
General and administrative (“G&A”) expenses primarily consist of personnel expenses, the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
Blucora, Inc. | Q3 2022 Form 10-Q 30

For the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, G&A expenses increased $4.7 million and $11.9 million, respectively, primarily due to incremental personnel costs, professional services fees, and hardware and software support and maintenance fees.
Acquisition and Integration

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Change in the fair value of HKFS Contingent Consideration	$—	$1,700	$(1,700)	(100.0)%	$(5,320)	$19,500	$(24,820)	(127.3)%
Professional services and other expenses	416	541	(125)	(23.1)%	610	9,013	(8,403)	(93.2)%
Total	$416	$2,241	$(1,825)	(81.4)%	$(4,710)	$28,513	$(33,223)	(116.5)%
Percentage of revenue	0.2%	1.3%			(0.6)%	4.0%
Acquisition and integration expenses primarily relate to costs incurred for the acquisitions of Avantax Planning Partners and 1st Global and consist of employee-related expenses, professional services fees, changes in the fair value of contingent consideration, and other expenses.
For the three months ended September 30, 2022, compared to the three months ended September 30, 2021, acquisition and integration expenses decreased $1.8 million, primarily due to the final remeasurement of the HKFS Contingent Consideration liability in the second quarter of 2022.
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, acquisition and integration expenses decreased $33.2 million, primarily due to the following factors:
•The change in fair value of the HKFS Contingent Consideration liability decreased $24.8 million, primarily due to the timing of fair value adjustments recorded between the two periods. This change is inclusive of a $7.0 million gain recorded during the second quarter of 2022 for the final settlement value of the liability, reflecting a decrease in the fair value of the contingent consideration due to a significant decline in advisory asset levels caused by the financial market decline discussed in the sections above.
•Professional services and other expenses declined $8.4 million due to a reduction in integration activities.
Depreciation and Amortization of Acquired Intangible Assets

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Depreciation	$3,839	$2,867	$972	33.9%	$9,907	$8,371	$1,536	18.3%
Amortization of acquired intangible assets	6,342	7,009	(667)	(9.5)%	19,435	21,247	(1,812)	(8.5)%
Total	$10,181	$9,876	$305	3.1%	$29,342	$29,618	$(276)	(0.9)%
Percentage of revenue	5.9%	5.7%			4.0%	4.2%
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
For the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, depreciation and amortization expense did not materially change.
Blucora, Inc. | Q3 2022 Form 10-Q 31

INTEREST EXPENSE AND OTHER, NET

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2022	2021	$	%	2022	2021	$	%
Interest expense	$8,771	$7,304	$1,467	20.1%	$23,166	$21,789	$1,377	6.3%
Amortization of debt issuance costs	403	388	15	3.9%	1,191	1,128	63	5.6%
Amortization of debt discount	302	290	12	4.1%	893	851	42	4.9%
Total interest expense	9,476	7,982	1,494	18.7%	25,250	23,768	1,482	6.2%
Interest income and other	273	313	(40)	(12.8)%	457	434	23	5.3%
Interest expense and other, net	$9,749	$8,295	$1,454	17.5%	$25,707	$24,202	$1,505	6.2%
For the three and nine months ended September 30, 2022, compared to the three and nine months ended September 30, 2021, interest expense and other, net, increased $1.5 million and $1.5 million, respectively, primarily due to rising interest rates. The impact of rising interest rates on our interest expense was partially offset by our voluntary $35.0 million prepayment of principal outstanding under our Term Loan in August 2022. As the interest rate on our Term Loan is variable at the London Interbank Offered Rate, we expect for our interest expense to increase in future periods due to increasing interest rates.
INCOME TAXES
We recorded an income tax benefit of $1.7 million and income tax expense of $4.1 million for the three and nine months ended September 30, 2022, respectively. We recorded an income tax benefit of $0.8 million and income tax expense of $2.9 million for the three and nine months ended September 30, 2021, respectively. The prior period interim tax provision was prepared by applying a year-to-date effective tax rate to income before income taxes. The current period interim tax provision was prepared by applying an estimated annual effective tax rate to income before income taxes and by calculating the tax effect of discrete items recognized during the quarter (if applicable).
Our effective income tax rate for the three and nine months ended September 30, 2022, and September 30, 2021 differed from the 21% statutory rate primarily due to the release of valuation allowances and the effect of state income taxes. We maintain a valuation allowance for federal net operating loss carryforwards that we have concluded it is more likely than not that the related deferred tax benefits will not be realized. This valuation allowance does not prevent us from utilizing unexpired net operating losses to offset taxable income in future periods. The majority of these net operating losses will either be utilized or expire between 2022 and 2024.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, depreciation and amortization of acquired intangible assets, interest expense and other, net, acquisition and integration costs, contested proxy, transaction and other legal and consulting costs, and income tax (benefit) expense. Interest expense and other, net primarily consists of interest expense, net. Acquisition and integration costs primarily relate to the acquisitions of Avantax Planning Partners and 1st Global.
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
Blucora, Inc. | Q3 2022 Form 10-Q 32

A reconciliation of GAAP net income (loss), which we believe to be the most comparable GAAP measure, to Adjusted EBITDA, is presented below:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(21,841)	$(27,803)	$52,204	$31,451
Stock-based compensation	5,706	4,729	17,129	15,499
Depreciation and amortization of acquired intangible assets	12,362	10,915	35,131	32,498
Interest expense and other, net	9,749	8,295	25,707	24,202
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	416	541	610	9,013
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	—	1,700	(5,320)	19,500
Contested proxy, transaction and other legal and consulting costs	2,987	1,598	7,304	7,293
Income tax (benefit) expense	(1,726)	(774)	4,099	2,920
Adjusted EBITDA	$7,653	$(799)	$136,864	$142,376
Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Per Share
We define Non-GAAP Net Income (Loss) as net income (loss), determined in accordance with GAAP, excluding the effects of stock-based compensation, amortization of acquired intangible assets, acquisition and integration costs, contested proxy, transaction and other legal and consulting costs, the related cash tax impact of those adjustments, and non-cash income tax (benefit) expense. We exclude the non-cash portion of income taxes because of our ability to offset a substantial portion of our cash tax liabilities by using deferred tax assets, which primarily consist of U.S. federal net operating losses. The majority of these net operating losses will expire, if not utilized, between 2022 and 2024.
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
Blucora, Inc. | Q3 2022 Form 10-Q 33

A reconciliation of GAAP net income (loss) and GAAP net income (loss) per share, which we believe to be the most comparable GAAP measures, to Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share, respectively, is presented below:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(21,841)	$(27,803)	$52,204	$31,451
Stock-based compensation	5,706	4,729	17,129	15,499
Amortization of acquired intangible assets	6,342	7,009	19,435	21,247
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	416	541	610	9,013
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	—	1,700	(5,320)	19,500
Contested proxy, transaction and other legal and consulting costs	2,987	1,598	7,304	7,293
Cash tax impact of adjustments to GAAP net income (loss)	(319)	(331)	(1,631)	(1,523)
Non-cash income tax (benefit) expense	(3,071)	(197)	1,090	(1,160)
Non-GAAP Net Income (Loss)	$(9,780)	$(12,754)	$90,821	$101,320
Per diluted share:
Net income (loss) (1)	$(0.46)	$(0.57)	$1.06	$0.64
Stock-based compensation	0.12	0.10	0.35	0.31
Amortization of acquired intangible assets	0.14	0.14	0.40	0.43
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	0.01	0.01	0.01	0.18
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	—	0.03	(0.11)	0.39
Contested proxy, transaction and other legal and consulting costs	0.06	0.04	0.15	0.15
Cash tax impact of adjustments to GAAP net income (loss)	(0.01)	(0.01)	(0.03)	(0.03)
Non-cash income tax (benefit) expense	(0.06)	—	0.02	(0.02)
Non-GAAP Net Income (Loss) per share — Diluted	$(0.20)	$(0.26)	$1.85	$2.05
Diluted weighted average shares outstanding	47,847	48,707	49,153	49,373
____________________________
(1)Any difference in the “per diluted share” amounts between this table and the condensed consolidated statements of operations is due to using different diluted weighted average shares outstanding in the event that there is GAAP net loss but Non-GAAP Net Income and vice versa.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2022, we had cash and cash equivalents of $91.1 million. We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. We may invest, from time-to-time, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held as of September 30, 2022 had minimal default risk and short-term maturities.
Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management operations. As of September 30, 2022, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
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
Blucora, Inc. | Q3 2022 Form 10-Q 34

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
As of September 30, 2022, we had $525.4 million in principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of September 30, 2022, approximately $90.0 million was available for future borrowing as of September 30, 2022 under the Senior Secured Credit Facility, subject to customary terms and conditions, including caps on the amount of Company share repurchases during each fiscal year based, in part, on specified Net Leverage Ratios. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the Term Loan Maturity Date. On August 5, 2022, and as provided for within our Senior Secured Credit Facility, we voluntarily prepaid $35.0 million of principal outstanding under our Term Loan. At our election, this prepayment was first applied to the remaining quarterly principal amortization payments due on the Term Loan, with the remaining amount applied to the principal amount due at the Term Loan Maturity Date.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate (subject to a floor of 1.0%), plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). As of September 30, 2022, the applicable interest rate on the Term Loan was 6.3%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
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
Blucora, Inc. | Q3 2022 Form 10-Q 35

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
Except as described above, the New Revolver has substantially the same terms as the previous Revolver, including certain covenants and events of default. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of September 30, 2022.
For additional information on the Term Loan, the New Revolver, and the Credit Agreement, see “Item 1. Financial Statements—Note 5.”
TaxAct Sale Transaction
The TaxAct Sale Transaction is expected to yield after-tax net cash proceeds of approximately $620.0 million. We expect to use the net proceeds to pay down existing indebtedness and return excess capital to stockholders.
Stock Repurchase Plan
As of December 31, 2021, we had $100.0 million authorized under our stock repurchase plan. Pursuant to the stock repurchase plan, share repurchases may be made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased will depend on a variety of factors, including price, general business and market conditions, restrictions in our Credit Agreement, and alternative investment opportunities. Our repurchase program does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date. Any repurchases of our stock pursuant to the stock repurchase plan may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
For the three months ended September 30, 2022, we did not repurchase any shares of our common stock under the stock repurchase plan. For the nine months ended September 30, 2022, we repurchased approximately 1.9 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $35.0 million. The remaining authorized amount under the stock repurchase plan as of September 30, 2022, was approximately $65.0 million. For the three and nine months ended September 30, 2021, we did not repurchase any shares of our common stock under the stock repurchase plan.
For fiscal year 2022, restrictions in our Credit Agreement capped our share repurchases at $35.0 million. Subject to the terms of our Credit Agreement, a portion of our future capital requirements during fiscal year 2023 may encompass share repurchases under this plan.
Contractual Obligations and Commitments
On July 1, 2020, we closed the acquisition of Avantax Planning Partners, formerly “HKFS”, for an upfront cash purchase price of $104.4 million. The purchase price was subject to variable contingent consideration, or earn-out payments (the “HKFS Contingent Consideration”) totaling a maximum of $60.0 million.
The amounts owed for the HKFS Contingent Consideration were determined based on advisory asset levels (i) for the period beginning July 1, 2020 and ending June 30, 2021 and (ii) for the period beginning July 1, 2021 and ending June 30, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021) (the “HKFS Purchase
Blucora, Inc. | Q3 2022 Form 10-Q 36

Agreement”), the maximum aggregate amount that we were required to pay for each earn-out period was $30.0 million. If the asset market values on the applicable measurement date fell below certain specified thresholds, no payment of consideration was owed to the Sellers for such period.
Based on advisory asset levels for each earn-out period, we paid the full $30.0 million to the Sellers in the third quarter of 2021 for the first earn-out, and $23.0 million in the third quarter of 2022 for the second earn-out. There are no remaining contingent payments due to the Sellers as of September 30, 2022.
In addition, the Company has entered into several asset purchase agreements that are accounted for as asset acquisitions. These acquisitions may include up-front cash consideration, fixed deferred cash consideration, and contingent consideration arrangements. Future fixed payments are recognized as customer relationship intangible assets on the date of acquisition. Contingent consideration arrangements encompass obligations to make future payments to the previous sellers contingent upon the achievement of future financial targets. These contingent payments are not recognized until all contingencies are resolved and the consideration is payable. As of September 30, 2022, the maximum future fixed and contingent payments associated with these asset acquisitions was $23.7 million, with specified payment dates from 2022 through 2026. During the three months ended September 30, 2022, variable contingent consideration related to prior asset acquisitions became payable for approximately $1.5 million, which is included within the $23.7 million discussed above. This accrued consideration is within customer relationship intangibles and is expected to be paid during the fourth quarter of 2022.
Cash Flows
Our cash flows were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Net cash provided by operating activities	$61,916	$74,391	$(12,475)
Net cash used by investing activities	(20,897)	(25,447)	4,550
Net cash used by financing activities	(84,739)	(14,244)	(70,495)
Net increase (decrease) in cash, cash equivalents, and restricted cash	$(43,720)	$34,700	$(78,420)
Net Cash from Operating Activities
Net cash provided by operating activities consists of net income, offset by certain non-cash adjustments, and changes in operating assets and liabilities, which were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Net income	$52,204	$31,451	$20,753
Non-cash adjustments to net income	55,458	73,111	(17,653)
Operating cash flows before changes in operating assets and liabilities	107,662	104,562	3,100
Changes in operating assets and liabilities, net of acquisitions and disposals	(45,746)	(30,171)	(15,575)
Net cash provided by operating activities	$61,916	$74,391	$(12,475)
Net cash provided by operating activities for the nine months ended September 30, 2022, included $107.7 million of operating cash flows before changes in operating assets and liabilities and $45.7 million of changes in operating assets and liabilities. Non-cash adjustments to net income for the nine months ended September 30, 2022 primarily related to depreciation and amortization costs of $35.1 million, stock-based compensation of $17.1 million, changes in the fair value of the HKFS Contingent Consideration liability of $5.3 million, and $3.8 million of amortization related to payments made to financial professionals in support of ongoing growth programs. Changes in operating assets and liabilities were primarily impacted by $9.2 million in payments made to financial professionals in support of ongoing growth programs, $8.5 million of the total $23.0 million HKFS Contingent Consideration earn-out payment made in the third quarter of 2022, and the timing of settlement for our working capital accounts. The remainder of the HKFS Contingent Consideration earn-out payment is included in net cash from financing activities.
Blucora, Inc. | Q3 2022 Form 10-Q 37

Net Cash from Investing Activities
Net cash used by investing activities consists of acquisitions and purchases of property, equipment, and software, and were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Purchases of property, equipment, and software	$(17,154)	$(21,624)	$4,470
Asset acquisitions	(3,743)	(3,823)	80
Net cash used by investing activities	$(20,897)	$(25,447)	$4,550
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, net cash used by investing activities decreased $4.6 million primarily due to reduced internally developed capital software expenditures.
Net Cash from Financing Activities
Net cash from financing activities primarily consists of debt issuance and repayments, common stock and stock-based awards transactions, and acquisition-related contingent consideration payments. Financing cash flows were as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021	$ Change
Proceeds from credit facilities, net of debt discount and issuance costs	$—	$(502)	$502
Payments on credit facilities	(35,906)	(1,359)	(34,547)
Acquisition-related contingent consideration payments	(14,548)	(13,150)	(1,398)
Stock repurchases	(35,000)	—	(35,000)
Proceeds from issuance of stock through employee stock purchase plan	2,324	1,845	479
Tax payments from shares withheld for equity awards	(2,090)	(1,613)	(477)
Proceeds from stock option exercises	481	535	(54)
Net cash used by financing activities	$(84,739)	$(14,244)	$(70,495)
For the nine months ended September 30, 2022, compared to the nine months ended September 30, 2021, we used $70.5 million more cash for financing activities, primarily due to the repurchase of approximately 1.9 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $35.0 million, and the voluntary prepayment of $35.0 million of principal outstanding under our Term Loan.
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
Blucora, Inc. | Q3 2022 Form 10-Q 38

Item 3. Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes to the financial instruments for which we are exposed to market risk, as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021, during the nine months ended September 30, 2022. As of September 30, 2022, we had $525.4 million in principal amount of debt outstanding under the Term Loan of our Senior Secured Credit Facility, which carries a degree of interest rate risk. This debt has a floating rate portion of its interest rate tied to LIBOR. For further information on our outstanding debt, see “Item 1. Financial Statements—Note 5” and the section “Liquidity and Capital Resources” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Indebtedness.” A hypothetical 100 basis point increase in LIBOR on September 30, 2022 would result in a $8.9 million increase in our interest expense until the scheduled maturity date in 2024. For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of September 30, 2022.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the nine months ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Except as follows, we believe that there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Our agreement to sell our Tax Software business (or the announcement thereof) may disrupt our business.
The Stock Purchase Agreement, dated as of October 31, 2022 (the “Stock Purchase Agreement”), by and among the Company, TaxAct Holdings, Inc., Franklin Cedar Bidco, LLC (“Buyer”) and DS Admiral Bidco, LLC generally requires us to operate the Tax Software business in the ordinary course of business consistent with past practice pending consummation of the transaction and restricts us, without Buyer’s consent, from taking certain specified actions with respect to the Tax Software business until the completion of the sale of the Tax Software business to Buyer on the terms and subject to the conditions set forth in the Stock Purchase Agreement (the “TaxAct Sale Transaction”). These restrictions may affect our ability to execute our business strategies, respond effectively to competitive pressures and industry developments and attain our financial and other goals, and these restrictions may have a material adverse effect on our financial condition, results of operations and cash flows.
Employee retention and recruitment may be challenging before the completion of the TaxAct Sale Transaction, as employees and prospective employees may experience uncertainty about their future roles. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with the Company because of issues relating to the uncertainty relating to the TaxAct Sale Transaction or a desire not to
Blucora, Inc. | Q3 2022 Form 10-Q 39

remain either with TaxAct or the Company, our business, financial condition and results of operations could be materially adversely affected.
The TaxAct Sale Transaction could also cause disruptions to our business or business relationships, which could have a material adverse impact on our business, financial condition and results of operations. Parties with which we have business relationships, including customers, suppliers, clients and financial professionals, may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us.
The pursuit of the TaxAct Sale Transaction may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could materially adversely affect our business, financial condition and results of operations. Furthermore, we expect to incur significant costs, expenses and fees for professional services and other transaction costs in connection with the TaxAct Sale Transaction. A material portion of these expenses are payable by us whether or not the TaxAct Sale Transaction is completed.
The TaxAct Sale Transaction may not successfully close, and, even if it does, we may fail to realize all of the anticipated benefits of the TaxAct Sale Transaction, or those benefits may take longer to realize than expected.
We cannot be certain when or if the conditions for the TaxAct Sale Transaction will be satisfied or (if permissible under applicable law) waived. The TaxAct Sale Transaction cannot be completed until the conditions to closing are satisfied or (if permissible under applicable law) waived, including the expiration or termination of the applicable waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 and other customary closing conditions. We or Buyer may terminate the Stock Purchase Agreement if the TaxAct Sale Transaction is not consummated by January 15, 2023.
In the event that the TaxAct Sale Transaction is not consummated for any reason, we will not receive any cash proceeds from the sale (except that in certain circumstances, we may be entitled to a termination fee). Additionally, if the TaxAct Sale Transaction is not consummated in a timely manner or at all, our ongoing business may be materially adversely affected, including due to negative reactions from financial markets and a decline in the price of our common stock to the extent that the current market price of our common stock reflects an assumption that the transaction will be completed, negative reactions from employees, customers, suppliers or other third parties, the diversion of management’s attention from pursuing other potential divestitures of the Tax Software business and higher than anticipated costs of pursuing the TaxAct Sale Transaction. If the TaxAct Sale Transaction is not completed, there can be no assurance that these risks will not materialize and will not materially adversely affect the price of shares of our common stock or our business, financial condition or results of operations.
Furthermore, even if the TaxAct Sale Transaction is consummated, we may fail to realize the strategic and financial benefits that management expects as a result of the transaction, including due to unforeseen difficulties in the separation of operations, services, products and personnel (including with respect to our provision of transition services to Buyer and Buyer’s provision of transition services to us), the diversion of management’s attention, the disruption of our business and the potential loss of key employees. Moreover, we may not realize the anticipated strategic and financial benefits of the TaxAct Sale Transaction within the currently anticipated timeframe, including, without limitation, if the period during which we are providing transition services is extended.
In connection with the consummation of the TaxAct Sale Transaction, we will be required to pay off our existing indebtedness under the Credit Agreement. If we are unable to secure financing on desirable terms after the consummation of the TaxAct Sale Transaction, our capital structure may include limited or no indebtedness, and we may not be able to return capital to stockholders in the amount anticipated.
Upon the closing of the TaxAct Sale Transaction, we expect to receive approximately $620.0 million of net after-tax proceeds. We intend to use these proceeds to pay off existing indebtedness and then enter into new financing arrangements and use the excess remaining cash to return capital to stockholders. The debt markets are unpredictable and subject to change. There can be no assurance that we will be able to enter into new financing arrangements on desirable terms, if at all. We will not be able to return capital to stockholders in the amount anticipated until we enter into acceptable financing arrangements.
Blucora, Inc. | Q3 2022 Form 10-Q 40

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The Company has a stock repurchase plan pursuant to which we may repurchase our common stock through a variety of methods, including open market or privately negotiated transactions. As of September 30, 2022, the remaining authorized repurchases under the stock repurchase plan was $65.0 million.
The following table details our repurchases of common stock for the nine months ended September 30, 2022 (in thousands, except the average price paid per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1-31, 2022	190	$15.73	190	$97,007
February 1-28, 2022	524	$18.12	524	$87,510
March 1-31, 2022	931	$19.39	931	$69,463
April 1-30, 2022	230	$19.40	230	$65,000
May 1-31, 2022	—	$—	—	$65,000
June 1-30, 2022	—	$—	—	$65,000
July 1-31, 2022	—	$—	—	$65,000
August 1-31, 2022	—	$—	—	$65,000
September 1-30, 2022	—	$—	—	$65,000
Total	1,875	$18.67	1,875
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Blucora, Inc. | Q3 2022 Form 10-Q 41

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
2.2	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement, dated June 30, 2020	8-K	July 1, 2020	2.1
2.3	Third Amendment to Stock Purchase Agreement, dated June 29, 2021, by and among Spirit Acquisitions, LLC, Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	July 2, 2021	2.1
2.4	Stock Purchase Agreement, dated as of October 31, 2022, by and among Blucora, Inc., TaxAct Holdings, Inc., Franklin Cedar Bidco, LLC and DS Admiral Bidco, LLC	8-K	November 1, 2022	2.1
3.1	Amended and Restated Bylaws of Blucora, Inc. dated August 14, 2022	8-K	August 18, 2022	3.1
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's Form 10-Q for the fiscal quarter ended September 30, 2022, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Blucora, Inc. | Q3 2022 Form 10-Q 42

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BLUCORA, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer (On behalf of the registrant and as Principal Financial Officer)

Date:	November 1, 2022

Blucora, Inc. | Q3 2022 Form 10-Q 43