Form 10-K
period 2022-12-31
AVANTAX, INC.
filed 2023-02-28
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 000-25131
Avantax, Inc.
(Exact name of registrant as specified in its charter)

Delaware	91-1718107
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
3200 Olympus Blvd, Suite 100, Dallas, Texas 75019
(Address of principal executive offices) (Zip code)
(972) 870-6400
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	AVTA	NASDAQ Global Select Market
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐   No  ☒
The aggregate market value of the Common Stock held by non-affiliates of the registrant outstanding as of June 30, 2022, based upon the closing price of Common Stock on June 30, 2022 as reported on the NASDAQ Global Select Market, was $870.4 million. Common Stock held by each officer and director (or his or her affiliate) has been excluded because such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for any other purposes.

As of February 21, 2023, 47,861,156 shares of the registrant’s Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Proxy Statement for the registrant’s 2023 Annual Meeting of Stockholders (the “Proxy Statement”), to be filed within 120 days of the end of the fiscal year ended December 31, 2022, are incorporated by reference in Part III hereof. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as part hereof.

Avantax, Inc. | 2022 Form 10-K 3

TRADEMARKS, TRADE NAMES AND SERVICE MARKS
This report includes some of the trademarks, trade names, and service marks of Avantax, Inc. (formerly known as Blucora, Inc. and referred to throughout this report as “Avantax,” the “Company,” “we,” “us,” or “our”), including Blucora, Avantax Wealth Management, Avantax Planning Partners, Avantax Retirement Plan Services, HD Vest, 1st Global, HKFS, and TaxAct. Each one of these trademarks, trade names, or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights, or (iv) a registered trademark or application for registration that we have been authorized by a third party to use.
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
Avantax, Inc. | 2022 Form 10-K 4

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
•our ability to effectively compete within our industry;
•our ability to generate strong performance for our clients and the impact of the financial markets on our clients’ portfolios;
•our expectations concerning the revenues we generate from fees associated with the financial products that we distribute;
•our ability to attract and retain financial professionals, employees, and clients, as well as our ability to provide strong client service;
•the impact of significant interest rate changes;
•our ability to maintain our relationships with third-party partners, providers, suppliers, vendors, distributors, contractors, financial institutions, industry associations, and licensing partners, and our expectations regarding and reliance on the products, tools, platforms, systems, and services provided by these third parties;
•political and economic conditions and events that directly or indirectly impact the wealth management industry;
•risks related to goodwill and acquired intangible asset impairment;
•our ability to respond to rapid technological changes, including our ability to successfully release new products and services or improve upon existing products and services;
•our future capital requirements and the availability of financing, if necessary;
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
•any compromise of confidentiality, availability, or integrity of information, including cyberattacks;
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
•our ability to develop, establish, and maintain strong brands;
•our ability to comply with laws and regulations regarding privacy and protection of user data;
•our assessments and estimates that determine our effective tax rate;
Avantax, Inc. | 2022 Form 10-K 5

•our ability to protect our intellectual property and the impact of any claim that we infringed on the intellectual property rights of others;
•any downgrade of the Company’s credit ratings;
•our failure to realize the expected benefits of the sale of our tax software business (the “TaxAct Sale”);
•disruptions to our business and operations resulting from our compliance with the terms of the transition services agreement entered into in connection with the TaxAct Sale;
•our inability to return capital to stockholders in the amount anticipated; and
•the effects on our business of actions of activist stockholders.
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

Avantax, Inc. | 2022 Form 10-K 6

PART I
ITEM 1. Business
General Overview
On January 26, 2023, we changed our corporate name from Blucora, Inc. to Avantax, Inc. We will not distinguish between our prior and current corporate name and will refer to our current corporate name throughout this Annual Report on Form 10-K.
Avantax, Inc., a Delaware corporation formerly known as Blucora, Inc. (the “Company,” “Avantax,” “we,” “our,” or “us”), is a leading provider of integrated tax-focused wealth management services and platforms, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms. Our mission is to enable financial success by changing the way individuals and families plan and achieve their goals through tax-advantaged solutions. Our common stock is listed on the NASDAQ Global Select Market under the symbol “AVTA.” Our integrated tax-focused wealth management services consist of the operations of Avantax Wealth Management and Avantax Planning Partners.

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
As of December 31, 2022, we worked with a nationwide network of 3,109 financial professionals and supported $76.9 billion of total client assets, including $38.3 billion of advisory assets.
Divestiture of Tax Software Business
On October 31, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with TaxAct Holdings, Inc. (f/k/a Avantax Holdings, Inc.), a Delaware corporation and a direct subsidiary of Blucora, Inc., Franklin Cedar Bidco, LLC, a Delaware limited liability company (the “Buyer”), and, solely for purposes of certain provisions thereof, DS Admiral Bidco, LLC, a Delaware limited liability company, pursuant to which agreed to sell our tax software business to Buyer for an aggregate purchase price of $720.0 million in cash, subject to customary purchase price adjustments set forth in the Purchase Agreement (the “TaxAct Sale”). This transaction subsequently closed on December 19, 2022. In connection with the TaxAct Sale, we entered into a Transition Services Agreement with Buyer pursuant to which each party will provide the other with certain transition services for an initial period ending on June 19, 2023 with optional subsequent renewal periods. This transaction allowed us to become a pure-play wealth management company.
Business Overview
We have one reportable segment, which consists of the operations of Avantax Wealth Management and Avantax Planning Partners. We believe these two models provide unique and complementary models through which tax and financial professionals can affiliate with us. These models include:
•an independent model where financial professionals can serve their clients’ wealth management needs directly or where tax professionals and CPAs can partner or affiliate with one of our independent financial professionals to provide their clients tax-advantaged financial solutions; and
•an in-house/employee-based RIA model where CPAs and tax professionals can outsource their clients’ wealth management needs to one of our employee financial professionals.
Avantax, Inc. | 2022 Form 10-K 7

Flexible affiliation models are core to our value proposition to be the leader serving a community of CPAs, tax professionals, and tax-focused financial professionals by providing clients tax-advantaged investment solutions, innovative technologies, and tax-inclusive financial planning. These complementary affiliation models offer powerful ways for us to partner with CPAs and tax professionals of all sizes, from sole practitioners to multi-partner CPA firms.
Avantax Wealth Management. Through its registered broker-dealer, RIA, and insurance agency subsidiaries, Avantax Wealth Management provides tax-focused wealth management solutions to financial professionals, tax professionals, CPA firms, and their clients nationwide and operates a leading U.S. tax-focused independent broker-dealer.
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
To help tax and accounting professionals integrate wealth management services into their practices, we offer specialized training and support that introduces these financial professionals to the investment business and helps them build their practices. We administer comprehensive training curriculum through a multi-medium approach, including an annual national sales conference, numerous advisor- and home-office led training events, regional meetings, and on-demand learning resources.
Once financial professionals have integrated wealth management into their practices, Avantax Wealth Management provides an open-architecture investment platform and technology tools to help financial professionals identify investment opportunities for their clients. In addition, Avantax Wealth Management supports its financial professionals through its proprietary software tools that are designed to help financial professionals systematically capture tax-alpha (i.e., the incremental performance an investor can achieve, relative to market returns, by taking advantage of available tax-saving strategies) for clients by identifying tax savings opportunities in a financial professional’s client base and automating the capture of that opportunity. Our ongoing investments in technology and data analytics are designed to drive enhanced experiences for financial professionals and their clients, and in turn, grow client assets over time.
Avantax Wealth Management also has a highly experienced home office team that is focused on developing and delivering solutions tailored to each financial professional’s practice. The home office team provides marketing, practice management, product support, investment management, planning, portfolio management, investment selection, retirement services, compliance, business consulting, succession planning, and other support to our financial professionals.
Avantax Planning Partners. As a tax-focused captive RIA, Avantax Planning Partners’ financial professionals are our employees who partner with CPA firms across the country to provide tax-advantaged planning, investing, and financial solutions for their clients. Avantax Planning Partners recruits and builds relationships with CPA firms that desire to provide their clients with tax-advantaged wealth management solutions and financial plans but prefer to outsource that service to a trusted expert.
By the nature of the business, CPAs develop deep, long-lasting relationships with their clients and have insight into their tax and wealth management needs. The trust built in these long-standing relationships provides a solid foundation to recommend a client to a trusted Avantax Planning Partners in-house financial professional who can provide comprehensive wealth management services.
Avantax, Inc. | 2022 Form 10-K 8

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
•On July 1, 2020, we acquired all of the issued and outstanding common stock of HKFS. The HKFS Acquisition enabled us to expand the ways we can work with CPA firms and tax professionals to deliver wealth management services to clients, increase our addressable market, and enhance our growth opportunities. Since this acquisition, we have significantly expanded our RIA model into the West Coast, the Northeast, the Southeast, and Texas, completing a total of 20 acquisitions.
•On January 4, 2021, we announced the rebranding of HKFS to Avantax Planning Partners. This rebranding was designed to create tighter brand alignment, bringing our business under one common and recognizable brand.
•On December 19, 2022, we closed the sale of our tax software business, TaxAct, for an aggregate purchase price of $720 million in cash, subject to customary purchase price adjustments. This transaction allows us to become a pure-play wealth management company, focusing on providing tax-focused wealth management through our independent broker dealer, Avantax Wealth Management, and our employee-based registered investment advisor, Avantax Planning Partners.
•On January 26, 2023, we changed our corporate name from Blucora, Inc. to Avantax, Inc.
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
Growth Strategy
Our growth strategy begins with our purpose to enable clients to achieve their goals by providing holistic financial services through a uniquely tax-focused lens. Historically, the wealth management industry has largely failed to focus on the impacts of taxes, or only executed tax-advantaged strategies for the wealthiest segment of clients, ignoring the tax ramifications for a broad range of clients. We seek to execute holistic, long-term tax minimization strategies for our clients’ tax situations, while expanding access to those strategies to a broader group
Avantax, Inc. | 2022 Form 10-K 9

of individuals and families. We are confident this approach will drive better outcomes for our financial professionals, leading to higher client acquisition, greater client lifetime value, and better client retention.
Our primary growth strategy focuses on accelerating organic growth in the tax-focused wealth management space by:
▪enhancing our financial professional experience with continued investment in service quality and team training to deliver superior capabilities;
▪driving client acquisition by targeted recruiting of newly licensed tax professionals, established tax-focused financial professionals, and CPA accounting firms looking to serve their clients with wealth management;
▪continuing to develop compelling options for financial professionals interested in succession planning for their firms;
▪when in the clients’ best interest, improving asset retention and monetization through the continued shift of assets into advisory accounts through appropriate coaching, tools, training, and programs;
▪continuing to invest in our technology, products, and value-added services to create positive experiences for our financial professionals and their clients;
▪leveraging software development capabilities to improve the service and performance of products offered to our financial professionals;
▪expanding our product and service offerings for our financial professionals utilizing best practices. This includes expanding our turn-key retirement planning solutions business to a nationwide footprint through Avantax Planning Partners; and
▪improving the tools needed to make our financial professionals more productive by leveraging product and technology resources
Competition
The wealth management industry is a highly competitive and fragmented global industry. We and the financial professionals with whom we partner compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisers (including CPA firms that have their own in-house registered investment advisors), asset managers, banks and insurance companies, direct distributors, larger broker-dealers, and robo-advisors. These competitors may have greater financial, technological, and marketing resources, broader infrastructure and distribution networks, greater brand recognition, and broader product and service offerings than us and may offer services at a lower fee than we do. We compete directly with these financial institutions for the provision of products and services to clients, as well as for recruitment and retention of financial professionals.
We believe that our competitive position in the wealth management industry is a function of providing effective, differentiated service and tools to tax professionals, while understanding the needs of these tax professionals with respect to wealth management, in order to maximize the opportunity to provide tax-advantaged financial planning and advice to clients. We believe that our competitive advantage is centered on the following differentiators:
•We design our financial planning and advisory service for all taxpayers, not just ultra-high net worth taxpayers.
•We target tax professionals interested in wealth management and tax-advantaged financial professionals with two different affiliation models, which include:
▪an independent model where financial professionals can serve their clients’ wealth management needs directly or where tax professionals and CPAs can partner or affiliate with one of our independent financial professionals to provide their clients tax-advantaged financial solutions; and
▪an in-house/employee-based RIA model where CPAs and tax professionals can outsource their clients’ wealth management needs to one of our employee financial professionals.
•We support, nurture, and grow the largest community of tax professionals in the wealth management industry through training, growth communities, coaching programs, and purpose driven events.
•We provide best in class and personalized services and support to our tax-focused financial professionals through operations, service, and relationship management teams.
Avantax, Inc. | 2022 Form 10-K 10

•We offer and continuously develop investment solutions, growth strategies, practice management, and digital product capabilities to deliver tax advantaged opportunities to our community of financial professionals.
Governmental Regulation
Avantax is a publicly traded company that is subject to SEC and NASDAQ Global Select Market rules and regulations regarding public disclosure, financial reporting, internal controls, and corporate governance. We are subject to federal and state government requirements, including regulations related to broker-dealers, securities, investment advisers, asset management, insurance, taxation, intellectual property, labor, advertising, listing standards, product and services quality, consumer protection, user privacy, security, and pricing.
We are subject to enhanced regulatory scrutiny and are heavily regulated by multiple agencies, including the SEC, FINRA, state securities and insurance regulators, and other regulatory authorities. Our subsidiary, Avantax Investment Services, Inc., is a broker-dealer registered with the SEC, a member of FINRA, and a member of the Securities Investor Protection Corporation and the Depository Trust & Clearing Corporation. Broker-dealers and their representatives are subject to laws, rules, and regulations covering all aspects of the securities business, such as sales and trading practices, use and safekeeping of clients’ funds and securities, capital adequacy, supervision, recordkeeping and reporting, the conduct of directors, officers, and employees, general anti-fraud provisions, and Regulation Best Interest (which requires a broker-dealer to make recommendations without putting its financial interests ahead of the interests of a retail client). Broker-dealers and their representatives are also regulated by state securities administrators in those jurisdictions where they do business. Compliance with many of the laws, rules, and regulations applicable to us involves a number of risks, because laws, rules, and regulations frequently change and are subject to varying interpretations, among other reasons. Regulators make periodic examinations of our broker-dealer operations and review annual, monthly, and other reports and filings on our operations and financial condition. Violations of laws, rules, and regulations governing a broker-dealer’s actions could result in censure, penalties and fines, disgorgement of certain profits, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion from the securities industry of such broker-dealer, its representatives or its officers or employees, or other similar adverse consequences.
Our subsidiaries, Avantax Advisory Services, Inc. and Avantax Planning Partners, Inc., are registered with the SEC as investment advisers and are subject to the requirements of the Investment Advisers Act of 1940, as amended (the “Advisers Act”), and the rules and regulations promulgated thereunder. Such requirements relate to, among other things, fiduciary duties to clients, advisory fees, maintaining an effective compliance program, solicitation arrangements, conflicts of interest, advertising, limitations on agency cross and principal transactions between the adviser and advisory clients, recordkeeping and reporting requirements, disclosure requirements, and general anti-fraud provisions. The SEC periodically examines our investment adviser operations and reviews annual and other reports and filings on our operations and disclosures. The SEC is authorized to institute proceedings and impose sanctions for violations of the Advisers Act and other federal securities laws, ranging from fines, penalties, and censure to disgorgement of certain profits and suspension or termination of an investment adviser’s registration. Investment adviser representatives also are subject to certain state securities laws and regulations. Failure to comply with the Advisers Act or other federal and state securities laws and regulations could result in investigations, sanctions, profit disgorgement, issuance of cease-and-desist orders and bars, fines, or other similar adverse consequences.
Our subsidiaries offer certain products and services subject to the Employee Retirement Income Security Act of 1974, as amended (“ERISA”), and Section 4975 of the Internal Revenue Code of 1986, as amended (the “Code”), and to regulations promulgated under ERISA or the Code, insofar as they provide services with respect to plan clients, or otherwise deal with plan clients that are subject to ERISA or the Code. ERISA imposes certain duties on persons who are “fiduciaries” (as defined in Section 3(21) of ERISA) and prohibits certain transactions involving plans subject to ERISA and fiduciaries or other service providers to such plans. Non-compliance with these provisions may expose an ERISA fiduciary or other service provider to liability under ERISA, which may include monetary penalties as well as equitable remedies for the affected plan. Section 4975 of the Code prohibits certain transactions involving plans (as defined in Section 4975(e)(1) of the Code, which includes individual retirement accounts and Keogh plans) and service providers, including fiduciaries, to such plans. Section 4975 of the Code imposes excise taxes for violations of these prohibitions.
Our subsidiaries, Avantax Insurance Agency LLC, Avantax Insurance Services, Inc., and Avantax Planning Partners, Inc., are insurance agencies licensed with the state licensing authority in the jurisdictions where they do business. Insurance agencies and their agents are subject to laws, rules, and regulations covering all aspects of the
Avantax, Inc. | 2022 Form 10-K 11

insurance business, including sales practices, use and safekeeping of clients’ funds, recordkeeping and reporting, the conduct of directors, officers, and employees, and general anti-fraud provisions. Insurance agencies and their agents are regulated by state insurance administrators in those jurisdictions where they do business. Compliance with many of the laws, rules, and regulations applicable to us involves a number of risks, because laws, rules, and regulations frequently change and are subject to varying interpretations, among other reasons. Violations of laws, rules, and regulations governing an insurance agency’s actions could result in censure, penalties, and fines, the issuance of cease-and-desist orders, the restriction, suspension, or expulsion of the agency or its agent or its officers or employees, from the insurance industry of a jurisdiction where they do business, or other similar adverse consequences.
We are subject to federal and state laws and government regulations concerning employee safety and health and environmental matters. The Occupational Safety and Health Administration, the Environmental Protection Agency, and other federal and state agencies have the authority to promulgate regulations that may have an impact on our operations.
See the section entitled “Legal and Regulatory Risks” in Part I, Item 1A of this Form 10-K for additional information regarding governmental regulation of our business and risks related to such regulation.
Privacy and Security of Client Information and Transactions
Regulatory activity in the areas of privacy and data protection continues to grow worldwide, driven in part by the growth of technology and related concerns about the rapid and widespread dissemination and use of information. To the extent they are applicable to us, we must comply with various federal, state, and international laws and regulations and to financial institution and healthcare provider regulatory requirements relating to the privacy and security of the personal information of our clients and employees. In the United States, these include rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, state privacy laws such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Colorado Privacy Act, the Virginia Consumer Data Privacy Act, the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act, the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act, as amended, and Regulation S-ID, and further potential federal and state requirements.
Many of these laws and regulations provide consumers and employees with a private right of action if a covered company suffers a data breach related to a failure to implement reasonable data security measures. In addition, we are subject to other privacy laws and regulations that apply to internet advertising, online behavioral tracking, mobile applications, SMS messaging, telemarketing, email communication, data hosting, data retention, financial and health information, and credit reporting. The legal framework around privacy issues is rapidly evolving, as various federal and state government bodies are considering adopting new privacy laws and regulations, which could result in significant limitations on or changes to the ways in which we can collect, use, host, store, or transmit the personal information and other data of our clients or employees. These laws could also affect the ways we communicate with our clients and deliver products and services and could significantly increase our compliance costs. As our business expands to new industry segments or otherwise becomes subject to rules and regulations of jurisdictions outside the United States with stricter data protection regimes, such as the E.U. General Data Protection Regulation, our compliance requirements and costs will increase.
Through a privacy policy framework designed to be consistent with the principles of individual consent, data subject access, and privacy-by-design, we strive to help ensure that clients and employees are aware of, and can control, how we use personal information about them. We also use privacy statements to provide notice to clients of our privacy practices, as well as provide them the opportunity to furnish instructions with respect to use of their personal information. We participate in industry groups whose purpose is to develop or shape industry best practices, and to influence public policy, for privacy and security of data.
To address data security concerns, we use industry-standard data security safeguards to help protect our computer systems and the information clients give to us from loss, misuse, and unauthorized alteration. We work to protect our computer systems from unauthorized internal or external access using commercially-available computer security products as well as internally-developed security procedures and practices.
See the section entitled “Risks Related to Our Business” in Part I, Item 1A of this Form 10-K for additional information regarding risks related to privacy and security of client information and transactions.
Avantax, Inc. | 2022 Form 10-K 12

Intellectual Property
Our success is bolstered by our technology and intellectual property rights. We seek to protect such rights and the value of our corporate brands and reputation through a variety of measures, including: domain name registrations, confidentiality and intellectual property assignment agreements with employees and third parties, protective contractual provisions, and laws regarding copyrights, trademarks, and trade secrets. We hold multiple registered trademarks in the United States and in various foreign countries, and we may apply for additional trademarks as business needs require. See the section entitled “Risks Related to Our Business” in Part I, Item 1A of this Form 10-K for additional information regarding protecting and enforcing intellectual property rights and defending third-party infringement claims.
Human Capital
We are intensely focused on our financial professionals and their clients, as well as our people, who are our most valuable resource. We strive to attract, develop, and retain the most talented employees by providing programs and services that engage employees, help them to learn and develop, and empower them to enable our business strategies. We believe that a key component of our future success will leverage our continued ability to attract and retain qualified personnel.
•As of December 31, 2022, we had 727 full-time employees.
•We offer competitive compensation and benefits that support our employees’ health and financial and emotional well-being.
•Our employee engagement, which is the percentage of employees who respond to the Company’s culture survey with a positive response to certain satisfaction metrics, continued to climb, increasing 9.8% from 2021 to 2022.
•In 2022, more than 96% of our employees participated in development training through Udemy for Business, a digital learning platform, with an average of 4.5 training hours per participating employee.
Diversity, Equity, and Inclusion. Diversity serves as an integral component of our human capital objectives, and we seek to promote an inclusive work environment that represents a broad spectrum of backgrounds and cultures. As of December 31, 2022, 46% of our employee base, including 35% of our senior leadership team, was female, and 31% of our employee base was comprised of individuals with ethnically or racially diverse backgrounds. Furthermore, as of December 31, 2022, 45% of the members of our Board of Directors were female, and 27% were ethnically and racially diverse. Our Diversity, Equity, and Inclusion Council (“DE&I Council”), established in 2020, continues to actively contribute to our diversity, equity, and inclusion strategy and initiatives. The DE&I Council is sponsored by two members of our executive leadership team and provides regular updates on diversity, equity, and inclusion initiatives to the Compensation Committee. The DE&I Council has rolled out several internal initiatives, including: a mentoring program, educational and inclusivity newsletters, round table discussions with special guests, cultural focused celebrations, and diversity and inclusion focused engagements.
Utilization of Independent Contractors and Referring Representatives. We distributed our products and services and generated a substantial portion of our revenues through a nationwide network of 3,109 financial professionals as of December 31, 2022. Of these 3,109 financial professionals, 3,073 either: (1) partner with Avantax Wealth Management and operate as independent contractors or (2) partner with Avantax Planning Partners and operate as licensed referring representatives. We believe that our ability to attract, retain, support, and compensate these independent financial professionals and licensed referring representatives will continue to contribute to the growth and success of the Company overall.
We believe that retaining our strong employee team and the continued evolution of our culture will accelerate our business transformation as a stand-alone pure-play wealth management company.
Company Internet Site and Availability of SEC Filings
Our corporate website is located at corporate.avantax.com. We make available on our website, as soon as reasonably practicable, our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, proxy statements, Current Reports on Form 8-K, other reports filed with or furnished to the SEC, as well as any amendments to those filings. Our SEC filings, as well as our Code of Ethics and Conduct and other corporate governance documents, can be found in the “Investors” section of our website and are available free of charge. Amendments to our Code of Ethics and Conduct and any grant of a waiver from a provision of the Code of Ethics and Conduct requiring disclosure under applicable SEC rules will be disclosed on our website. In addition, the SEC maintains a website at
Avantax, Inc. | 2022 Form 10-K 13

www.sec.gov that contains reports, proxy and information statements, and other information regarding us and other issuers that file electronically with the SEC. Furthermore, on our site, we post important information, including press releases, investor presentations, and notices of upcoming events and utilize our site as a channel of distribution to reach public investors and as a means of disclosing material non-public information for complying with disclosure obligations under Regulation FD. Investors may be notified of posting to the website by signing up for email alerts on the “Investors” page of our site.
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
Risks Related to Our Business
•The wealth management industry is very competitive, and failure to effectively compete could result in a Material Adverse Effect.
•Deficiencies in service or performance of the financial or software products we offer, competitive pressures on pricing of such services or products, or other market declines may cause our business to decline.
•Our business depends on fees generated from the distribution of financial products and fees earned from management of advisory accounts, and changes in market values or in the fee structure of such products or accounts could result in a Material Adverse Effect.
•If we are unable to attract and retain productive financial professionals, including our in-house financial professionals and our independent contractor financial professionals, it could result in a Material Adverse Effect.
•If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.
•Significant interest rate changes could affect our profitability and financial condition.
•If we are unable to develop, manage, and maintain critical third-party business relationships for our business, it could result in a Material Adverse Effect.
•The products and services we offer are reliant on products, tools, platforms, systems, and services provided by key vendors and partners, which, if they do not operate as anticipated, could result in a Material Adverse Effect.
•Changes in economic, political, and other factors could have a Material Adverse Effect on our business.
•If our goodwill or acquired intangible assets become impaired, we have been, and in the future may be, required to record a significant impairment charge, which could result in a Material Adverse Effect.
•Future growth of our business and revenue growth depends upon our ability to adapt to technological change and successfully introduce new and enhanced products and services.
•If our enterprise risk management and compliance frameworks, including our policies and procedures, are not effective at mitigating risk and loss to us, we could be exposed to unidentified or unanticipated risks and suffer unexpected claims or losses, we could experience reputational harm, and a Material Adverse Effect could result.
•Climate change may adversely impact our operations and financial results.
Avantax, Inc. | 2022 Form 10-K 14

Legal and Regulatory Risks
•We are subject to extensive regulation, and increased regulation or the failure to comply with these regulations or interpretations thereof could have a Material Adverse Effect.
•Our operating systems and network infrastructure could fail, become unavailable, or otherwise be inadequate and are subject to significant and constantly evolving cybersecurity and other technological risks, and the security measures that we have implemented to secure confidential and personal information may be breached, which could result in a Material Adverse Effect.
•Complex and evolving U.S. and international laws and regulations regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations or otherwise harm our business, and concerns about the current privacy and cybersecurity environment, generally, could deter current and potential clients from adopting our products and services and damage our reputation.
•Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform, or the introduction of a competitive platform could have a Material Adverse Effect.
•Current and future litigation, regulatory proceedings or adverse court interpretations of the laws and regulations under which we operate could have a Material Adverse Effect.
•If third parties claim that our services or products infringe upon their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services or products.
Risks Related to Our Acquisitions and Dispositions
•We may face operational challenges and disruptions as a result of the TaxAct Sale and may not be able to return the proceeds of the TaxAct Sale to our stockholders on a timely basis or at all.
•We have ongoing obligations in connection with the TaxAct Sale, which may cause us to incur unanticipated costs and liabilities and adversely affect our business and results of operations.
•We may fail to realize all of the anticipated benefits of acquisitions.
Risks Related to Our Financing Arrangements
•We have incurred, and may continue to incur, a significant amount of indebtedness, which may materially and adversely impact our financial condition and future financial results.
•Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for our anticipated share repurchases, working capital, and capital expenditures, including servicing any debt.
Risks Related to Our Common Stock
•Our stock price has been highly volatile, and such volatility may continue.
•Our financial results may fluctuate, which could cause our stock price to be volatile or decline.
•Actions of activist stockholders could adversely affect our business and stock price and cause us to incur significant expenses.
•We cannot assure you we will continue to repurchase shares of our common stock pursuant to our stock repurchase authorization.
•Delaware law and our organizational documents may impede or discourage a takeover that would be beneficial to our stockholders.
Risks Related to Our Business
The wealth management industry is very competitive, and failure to effectively compete could result in a Material Adverse Effect.
The wealth management industry in which we operate is highly competitive, and we may not be able to maintain our clients, financial professionals, employees (including our in-house financial professionals), distribution network, or the terms on which we provide our products and services. Our business competes based on a number
Avantax, Inc. | 2022 Form 10-K 15

of factors, including name recognition, service, the quality of investment advice, performance, technology, product offerings and features, price, and perceived financial strength. We and the financial professionals with whom we work compete directly with a variety of financial institutions, including traditional wirehouses, independent broker-dealers, registered investment advisers (including CPA firms that have their own in-house registered investment advisor), asset managers, banks and insurance companies, direct distributors, larger broker-dealers, and robo-advisors. Many of these competitors have greater market share, offer a broader range of products, and have greater financial resources. We have faced significant competition in recent years from firms offering lower fees, which could have a material adverse impact on our business. There has also been a trend toward online internet wealth management services and wealth management services that are based on mobile applications or automated processes as clients increasingly seek to manage their investment portfolios digitally. This is leading to increased utilization of “robo” advisor platforms. In addition, over time, certain sectors of the wealth management industry have become considerably more concentrated, as financial institutions involved in a broad range of financial services have been acquired by or merged into other firms. This consolidation could result in our competitors gaining greater resources, and we may experience pressures on our pricing and market share as a result of these factors and as some of our competitors seek to increase market share by reducing prices. In addition, we seek to differentiate our business on the basis of offering tax-focused investing advice and solutions. There is no guarantee that this differentiation will be meaningful to our clients and potential clients, or that another competitor will not adopt a similar strategy more effectively. In either case, our ability to compete effectively in the wealth management industry could be damaged, which could result in a Material Adverse Effect.
Deficiencies in service or performance of the financial or software products we offer, competitive pressures on pricing of such services or products, or other market declines may cause our business to decline.
Client service and performance are important factors in the success of our business. Strong client service and product performance help increase client retention and generate sales of products and services. In contrast, poor service or poor performance of our financial or software products could impair our revenues and earnings, as well as our prospects for growth. Clients can terminate their relationships with us or our financial professionals at will, and deficiencies in our service or product performance could lead clients to choose a competitor’s product or services. A decline or perceived decline in performance, on an absolute or relative basis, could cause a decline in sales of mutual funds and other investment products, an increase in redemptions, and the termination of asset management relationships. Such actions may reduce our aggregate amount of advisory assets and reduce management fees. Poor performance could also adversely affect our ability to expand the distribution of our products through independent financial professionals.
In addition, the emergence of new financial or software products or services from others, or competitive pressures on pricing of such services or products, may result in the loss of clients or accounts. We must also monitor the pricing of our services and financial and software products in relation to competitors and periodically may need to adjust costs and fee structures to remain competitive.
Competition from other financial services firms, such as reduced commissions to attract clients or trading volume, direct-to-investor online financial services, or higher deposit interest rates to attract client cash balances, or increased recruiting bonuses to attract financial professionals, could adversely impact our business. Our clients could also reduce the aggregate amount of their assets managed by us or shift their funds to other types of accounts with different rate structures for any number of reasons, including performance, changes in prevailing interest rates, changes in investment preferences, changes in our (or our financial professionals’) reputation in the marketplace, changes in client management or ownership, loss of key investment management personnel and financial market performance. Our clients (or clients of our financial professionals) can withdraw the assets we manage on short notice, making our future client and revenue base unpredictable. A reduction in assets and the resulting decrease in revenues and earnings could have a Material Adverse Effect. Moreover, investors in the mutual funds and some other pooled investment vehicles that we advise may redeem their investments in those funds at any time without prior notice, and investors in other types of pooled vehicles we advise may typically redeem their investments with fairly limited or no prior notice, thereby reducing our advisory assets. These investors may redeem their investments for any number of reasons, including general financial market conditions, the absolute or relative performance we have achieved, or their own financial condition and requirements. In a declining stock market, the pace of redemptions could accelerate. Poor performance relative to other funds tends to result in decreased purchases and increased redemptions of fund shares. In a declining stock market, the pace of redemptions could accelerate, resulting in a decline in our advisory assets, which could negatively impact our fee revenues and result in a Material Adverse Effect.
Avantax, Inc. | 2022 Form 10-K 16

Our business depends on fees generated from the distribution of financial products and fees earned from management of advisory accounts, and changes in market values or in the fee structure of such products or accounts could result in a Material Adverse Effect.
A large portion of our revenues are derived from fees generated from the distribution of financial products, such as mutual funds and variable annuities. Changes in the structure or amount of the fees paid by the sponsors of these products could directly affect our revenues, business, and financial condition. In addition, if these products experience losses or increased investor redemptions, we may receive lower fee revenue from the investment management and distribution services we provide on behalf of the mutual funds and annuities. Should issuers of these products leave the market or discontinue offering or paying trail compensation on some or all of their products, our revenues could be negatively impacted. The investment management fees we are paid may also decline over time due to factors such as increased competition, renegotiation of contracts, and the introduction of new, lower-priced investment products and services. Changes in market values or in the fee structure of asset management accounts could adversely affect our revenues, business, and financial condition.
Asset management fees often are primarily comprised of base management and incentive fees, and investment advisers generally are experiencing advisory fee compression due to intense competition. Management fees are primarily based on advisory assets, which are impacted by net inflow/outflow of client assets and market values. Below-market performance by our funds and portfolio managers could result in a loss of managed accounts and could result in reputational damage that might make it more difficult to attract new clients and thus further adversely impact our business and financial condition. If we were to experience the loss of managed accounts, our fee revenue would decline. In addition, as the total amount of our advisory assets increases as a percentage of our total client assets, our results of operations may become substantially more dependent on revenue generated from management fees. In periods of declining market values, our advisory assets may also decline, which would negatively impact our fee revenues. This risk would become further exacerbated the more dependent our business becomes on revenues from management fees, and our ability to effectively offset declining management fee revenue through commission-based revenues may be limited. In addition, because advisory fees are based on advisory assets on the last day of each quarter, our revenues may be negatively impacted by the timing of market movements relative to when clients are billed. Any of the foregoing could result in a Material Adverse Effect.
If we are unable to attract and retain productive financial professionals, including our in-house financial professionals and our independent contractor financial professionals, it could result in a Material Adverse Effect.
We derive a large portion of our revenues from commissions and fees generated by our financial professionals, including our in-house financial professionals. Our ability to attract and retain productive independent contractor and in-house financial professionals has contributed significantly to our growth and success. If we fail to attract new financial professionals or to retain and motivate our financial professionals, our business may suffer.
The market for productive financial professionals is highly competitive, and we devote significant resources to attracting and retaining the most qualified financial professionals. In attracting and retaining financial professionals, we compete directly with a variety of financial institutions such as wirehouses, regional broker-dealers, banks, insurance companies, other independent broker-dealers, and robo-advisors. Certain of these competitors have hired, and may hire in the future, our former employees that have deep relationships with our financial professionals. Financial industry competitors are increasingly offering guaranteed contracts, upfront payments, and greater compensation to attract successful financial professionals. These can be important factors in a current financial professional’s decision to leave us as well as in a prospective financial professional’s decision to join us, and we may not be able to offer competing packages to successfully recruit financial professionals. We also have experienced and may continue to experience difficulty retaining financial professionals following a material acquisition or as a result of pricing or product changes.
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
Avantax, Inc. | 2022 Form 10-K 17

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
We have in the past issued and may in the future issue shares of common stock or other securities convertible into or exchangeable for shares of common stock to our financial professionals in order to attract and retain such individuals, including in connection with acquisitions. The issuance of additional shares of our common stock upon vesting or conversion of these awards may substantially dilute the ownership interests of our existing stockholders and reduce the number of shares of common stock available for issuance under our equity incentive plans.
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
In addition, as some of our financial professionals grow their advisory assets, they may decide to disassociate from us to establish their own RIAs and take clients and associated assets into those businesses. We seek to deter financial professionals from taking this route by continuously evaluating our technology, product offerings, and service, as well as our financial professional compensation, fees, forgivable financial professional loans, and pay-out policies, to ensure that we are competitive in the market and attractive to successful financial professionals. We may not be successful in dissuading such financial professionals from forming their own RIAs, which could cause a material volume of client assets to leave our platform, which would reduce our revenues and could cause a Material Adverse Effect. We also have entered, and may in the future enter, into agreements with Avantax Wealth Management financial professionals to induce them to join our Avantax Planning Partners’ in-house team of financial professionals. We might not be successful in consummating these transactions, and we may not realize the anticipated benefits from the transactions that we do consummate.
If we are unable to hire, retain, and motivate highly qualified employees, including our key employees, we may not be able to successfully manage our business.
Our business and operations are substantially dependent on the performance of our key employees and our future success depends on our ability to identify, attract, hire, retain, and motivate highly skilled management, technical, sales and marketing, and corporate development personnel, including personnel with experience and expertise in the wealth management, and technology industries. Qualified personnel with experience relevant to our business are scarce, and competition to recruit them is intense. Changes of management or key employees may disrupt operations, and if we lose the services of one or more key employees, including potential losses of key employees due to illness or death, and are unable to recruit and retain a suitable successor with relevant experience or if we fail to successfully hire, retain, and manage a sufficient number of highly qualified employees, we may have difficulties in timely managing, supporting, or expanding our business, which could cause a Material Adverse Effect. Realignments of resources, reductions in workforce, or other operational decisions have created and could continue to create an unstable work environment and may have a negative effect on our ability to hire, retain, and motivate employees.
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
Avantax, Inc. | 2022 Form 10-K 18

Significant interest rate changes could affect our profitability and financial condition.
Our revenue is exposed to interest rate risk primarily from changes in fees payable to us from banks participating in our cash sweep programs, which are generally based on prevailing interest rates. Our cash sweep revenue has declined in the past as a result of a low interest rate environment, and our cash sweep revenue may decline in the future due to decreases in interest rates, decreases in client cash balances, or mix shifts among the current or future bank sweep vehicles and money market programs that we offer. The Federal Reserve’s federal funds rate was near zero throughout 2021 and gradually increased throughout 2022, however, there is no assurance that it will not maintain a relatively low-interest rate environment for a significant period of time. Our cash sweep revenue also depends on our success in offering competitive products, program fees, and interest rates payable to clients, which may be less favorable for our cash sweep revenue in periods of increasing interest rates. The expiration of contracts with our third-party clearing and custody firm with favorable pricing terms or less favorable terms in future contracts could result in declines in our cash sweep revenue. A sustained low interest rate environment may also have a negative impact upon our ability to renegotiate our existing contracts on comparable terms with our third-party clearing and custody firm. If interest rates decline, or if balances or yields in our cash sweep programs decrease, future cash sweep revenue may be lower than expected.
If we are unable to develop, manage, and maintain critical third-party business relationships for our business, it could result in a Material Adverse Effect.
Our business is dependent on the strength of our business relationships and our ability to continue to develop, maintain, and leverage new and existing relationships. We rely on various third-party partners, including software and service providers, suppliers, vendors, distributors, contractors, financial institutions, and licensing partners, among others, in many areas of these businesses to deliver our services and products. In certain instances, the products or services provided through these third-party relationships may be difficult to replace or substitute, depending on the level of integration of the third party’s products or services into, or with, our offerings and/or the general availability of such third party’s products and services. In addition, there may be few or no alternative third-party providers or vendors in the market. The failure of third parties to provide acceptable and high-quality products, services, and technologies or to update their products, services, and technologies may result in a disruption to our business operations, which may materially reduce our revenues and profits, cause us to lose clients, and damage our reputation. Alternative arrangements and services may not be available to us on commercially reasonable terms or we may experience business interruptions upon a transition to an alternative partner.
Our business does not offer any proprietary financial products. Instead, it provides wealth, investment, and insurance products through distribution agreements with third-party financial institutions, including banks, mutual funds, and insurance companies. These products are sold by our financial professionals, most of whom are independent contractors. Maintaining and deepening relationships with these unaffiliated distributors and financial professionals is an important part of our growth strategy because strong third-party distribution arrangements enhance our ability to market our products and increase our advisory assets, revenues, and profitability. Our distribution partners and financial professionals may cease to operate, consolidate, institute cost-cutting efforts, discontinue product sales or compensation streams, or otherwise terminate their relationship with us. Any such reduction in access to third-party distributors and financial professionals may have a Material Adverse Effect on our ability to market our products and to generate revenue. In addition, there are risks associated with our third-party clearing and custody firm that we rely on to provide clearing and custody services for our business, including the potential adverse effects to our business if it is unable to provide timely service to us (or not provide service at all), or if they are unable to adapt to industry and technological changes.
Access to investment and insurance product distribution channels is subject to intense competition due to the large number of competitors and products in the broker-dealer, investment advisory, and insurance industries. Relationships with distributors are subject to periodic negotiation that may result in increased distribution costs and/or reductions in the amount of revenue we realize based on sales of particular products or client assets. In addition, regulatory changes may negatively impact our revenues and profits related to particular products or services. Any increase in the costs to distribute our products or reduction in the type or amount of products made available for sale, or revenue associated with those products, could have a Material Adverse Effect.
Avantax, Inc. | 2022 Form 10-K 19

The products and services we offer are reliant on products, tools, platforms, systems, and services provided by key vendors and partners, including third-party CPA firms and financial professionals. If these third-party products, tools, platforms, systems, and services do not operate as anticipated, our ability to conduct and grow our operations and execute our business strategy could be materially harmed and we could incur harm to our business and reputation, as well as potentially significant costs to improve or replace such products and services.
Our business is reliant upon various providers of financial, accounting, technology, marketing, and business products, tools, platforms, systems, and services that we use to conduct operations. These key relationships include, among others, our network of financial professionals and CPA partner firms, the provider of our clearing platform, and the provider our investment advisory platform, each of which we rely on to conduct many business activities and transactions with clients, financial professionals, vendors, and other third parties.
The products, tools, platforms, systems and services provided by key vendors and partners have required, and may continue to require, significant operational, technological, and logistical efforts from our financial professionals, employees and contractors in order to effectively implement and integrate into our operations. We expect to continue to acclimate our current and future employees, financial professionals and clients to these third parties’ technology, product offerings, processes, procedures, workflows, and capabilities from time to time. The technology, service and product offerings of other key vendors and partners may not be accepted by key stakeholders, financial professionals or clients at the levels we anticipate, and may not provide the level of benefits that we expect even if accepted.
If a significant number of our key stakeholders, including financial professionals and clients, are or become dissatisfied with the different products, tools, platforms, systems, and services, including related technology, processes, policies and products, that our key vendors and partners offer and they leave, use a competitor’s product or services, or seek contractual terms with us that are less favorable to our business, it could have a Material Adverse Effect.
Changes in economic, political, and other factors could have a Material Adverse Effect on our business.
We operate in the United States with broad exposure to the global financial markets. Accordingly, we are affected by United States and global economic and political conditions that directly and indirectly impact a number of factors in the domestic and global financial markets and economies, which may be detrimental to our operating results. In addition, all of our revenue is now earned within the United States, and therefore, economic conditions in the United States have an even greater impact on us than companies with an international presence.
Domestic and international factors that could affect our business include, but are not limited to, trading levels, investing, origination activity in the securities markets, security and underlying asset valuations, the absolute and relative level and volatility of interest and currency rates, real estate values, the actual and perceived quality of issuers and borrowers, the supply of and demand for loans and deposits, United States and foreign government fiscal and tax policies, United States and foreign government ability, real or perceived, to avoid defaulting on government securities, inflation, decline and stress or recession in the United States and global economies generally, terrorism, war and armed conflicts, economic sanctions, trade wars and their collateral impacts, the impact of the United Kingdom’s exit from the European Union, climate change, natural disasters such as weather catastrophes, and widespread health emergencies, such as the COVID-19 pandemic. Furthermore, changes in consumer economic variables, such as the number and size of personal bankruptcy filings, the rate of unemployment, decreases in property values, certain life events, and the level of consumer confidence and consumer debt may substantially affect consumer loan levels and credit quality.
A period of sustained downturns and/or volatility in the securities markets, a return to increased credit market dislocations, reductions in the value of real estate, and other negative market factors could have a Material Adverse Effect on our business. We could experience a decline in commission revenue from lower trading volumes, a decline in fees from reduced portfolio values of securities managed on behalf of our clients, a reduction in revenue from capital markets and advisory transactions due to reduced activity, increased credit provisions and charge-offs, losses sustained from our clients’ and market participants’ failure to fulfill their settlement obligations, reduced net interest earnings, and other losses. Periods of reduced revenue and other losses could be accompanied by periods of reduced profitability because certain of our expenses, including, but not limited to, our interest expense on debt, rent, facilities and salary expenses are fixed and, our ability to reduce them over short time periods is limited.
Other more specific trends may also affect our financial condition and results of operations, including, for example, changes in the mix of products preferred by investors that may cause increases or decreases in our fee
Avantax, Inc. | 2022 Form 10-K 20

revenues associated with such products, depending on whether investors gravitate towards or away from such products. The timing of such trends, if any, and their potential impact on our financial condition and results of operations are beyond our control.
Each of these factors could impact client activity in our business and have a Material Adverse Effect. In addition, these factors may have an impact on our ability to achieve our strategic objectives and to grow our business.
If our goodwill or acquired intangible assets become impaired, we have been, and in the future may be, required to record a significant impairment charge, which could result in a Material Adverse Effect.
We are required to evaluate goodwill and acquired intangible assets for impairment at least annually or more frequently if there are indicators that the carrying amount of our goodwill and acquired intangible assets, which consist primarily of our financial professional, client, and sponsor relationships, our technology and our trade names, exceed their fair value. For these impairment tests, we use various qualitative or quantitative methods to estimate the fair value of our goodwill and acquired intangible assets. If the fair value of an asset is less than its carrying value, we would recognize an impairment charge for the difference. As of December 31, 2022, we had $266.3 million of goodwill and $266.0 million of acquired intangible assets on our consolidated balance sheets. For the year ended December 31, 2020, in connection with the Wealth Management reporting unit, we recorded a non-cash impairment charge of $270.6 million, as discussed further in “Item 8. Financial Statements and Supplementary Data—Note 6.”
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
The wealth management industry is characterized by rapidly changing technology, evolving industry and security standards, and frequent new product introductions. Our competitors offer new and enhanced products and services every year. Consequently, client expectations are constantly changing. We must successfully innovate and develop or offer new products and features to meet evolving client needs and demands, while continually updating our technology infrastructure. We must devote significant resources to developing our skills, tools, and capabilities in order to capitalize on existing and emerging technologies. Our inability to quickly and effectively innovate our products, services, and infrastructure could result in a Material Adverse Effect.
If our enterprise risk management and compliance frameworks, including our policies and procedures, are not effective at mitigating risk and loss to us, we could be exposed to unidentified or unanticipated risks and suffer unexpected claims or losses, we could experience reputational harm, and a Material Adverse Effect could result.
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
Avantax, Inc. | 2022 Form 10-K 21

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
Additionally, prevention and detection of wrongdoing or fraud by our financial professionals, many of whom are not our employees and tend to be located remotely from our headquarters, present unique challenges. RIAs have fiduciary obligations that require us and our financial professionals to act in the best interests of our clients and to disclose any material conflicts of interest. Conflicts of interest are under growing scrutiny by U.S. federal and state regulators. Our risk management processes include addressing potential conflicts of interest that arise in our business. Management of potential conflicts of interest has become increasingly complex. A perceived or actual failure to address conflicts of interest adequately could adversely affect our reputation and the willingness of clients to transact business with us or give rise to litigation or regulatory actions, any of which could have a Material Adverse Effect.
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
Legal and Regulatory Risks
We are subject to extensive regulation, and increased regulation or the failure to comply with these regulations or interpretations thereof could have a Material Adverse Effect.
Our business is heavily regulated by multiple agencies, including the SEC, FINRA, state securities and insurance regulators, and other regulatory authorities. Failure to comply with applicable laws, rules, and regulations could result in the restriction of the ongoing conduct or growth, or even liquidation of, parts of our business and otherwise cause a Material Adverse Effect. In addition, governmental or regulatory authorities may adopt new laws, rules or regulations, or their interpretation of existing laws, rules or regulations may differ from our interpretation of the laws, rules or regulations that are applicable to our business. Regulators may heighten their focus on the laws, rules, and regulations that affect our business, or undertake certain initiatives or reviews of our business and may also pursue enforcement actions against us based on their initiatives or their interpretation of the laws, rules or regulations that could require or prompt us to change our business practices, impose significant limitations on the way we conduct our business or require us to modify our current or future products or services in a manner that is detrimental to our business, increase our costs, including as a result of significant fines, penalties and disgorgement, reduce our revenue, require notifications to clients or employees, restrict our use of personal information, or cause reputational harm, any of which could cause a Material Adverse Effect. In addition, as we expand our products and services and revise our business models, we may become subject to additional government regulation or increased regulatory scrutiny.
For example, in December 2021, 1st Global (which is now known as Avantax Investment Services, Inc.) consented to a settlement with the SEC in which we agreed (without admitting or denying the findings set forth in the SEC’s Order) to pay disgorgement, interest and a penalty in the total amount of $16.9 million, as part of the SEC’s broad review of wealth management firms related to mutual fund share class selection disclosures that began in 2018. Regulators, such as the SEC or FINRA, may pursue similar initiatives in the future, and there can be no guarantee that such initiatives would not cause a Material Adverse Effect.
Avantax, Inc. | 2022 Form 10-K 22

The regulatory environment in which we operate is continually evolving, and the level of financial regulation to which we are subject has generally increased in recent years. Regulators have adopted, proposed to adopt, and may in the future adopt regulations that could impact the manner in which we market products and services, manage our business operations, manage our cybersecurity program, and interact with regulators. If significant changes are enacted to U.S. fiscal laws and regulations, such changes could negatively impact our business and cause a Material Adverse Effect.
Legislatures and securities regulators in certain states in which we do business have enacted (or have considered enacting) their own standard of conduct rules for broker-dealers, insurance agents, and investment advisers. The requirements and scope of these state rules are not uniform. Accordingly, we may have to adopt different policies and procedures in different states, which could create added compliance, supervision, training and sales costs for our business. Should more states enact similar legislation or regulations, it could result in material additional compliance costs and could have a Material Adverse Effect.
Avantax Wealth Management distributes its products and services through financial professionals who affiliate with us as independent contractors. Legislative, judicial, or regulatory (including tax) authorities or agencies could introduce and approve proposals or legislation or assert interpretations of existing rules and regulations that would change, or at least challenge, the classification of certain of our financial professionals as independent contractors. For example, the Department of Labor proposed a new rule in October 2022 meant to change the employment status of independent contractors, which rule, if it becomes effective without modification, may affect some financial advisors, particularly those working in affiliation with independent broker/dealers. We believe we have properly classified certain of our financial professionals as independent contractors, but the IRS, the Department of Labor, or other U.S. federal or state authorities or similar authorities may determine that we have misclassified certain of our financial professionals as independent contractors for employment tax or other purposes and, as a result, seek additional taxes from us or attempt to impose fines and penalties, which could have a Material Adverse Effect.
In addition, the SEC and FINRA have extensive rules and regulations with respect to capital requirements. As a registered broker-dealer, we are subject to Rule 15c3-1 (the “Net Capital Rule”) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and related requirements of self-regulatory organizations, which specify minimum capital requirements that are intended to ensure the general soundness and liquidity of broker-dealers. As a result of the Net Capital Rule, our ability to withdraw capital from our subsidiaries could be restricted, which in turn could limit our ability to operate the business, repay debt, redeem or purchase shares of our outstanding stock, or pay dividends, which could have a Material Adverse Effect. A large operating loss or charge against net capital could adversely affect our ability to expand or even maintain our present levels of business.
Further, we offer products sponsored by third parties, including, but not limited to, mutual funds, insurance, annuities, and alternative investments. These products are subject to complex laws, rules and regulations that change frequently. If products sold by our business do not perform as anticipated due to market factors or otherwise, or if product sponsors become insolvent or are otherwise unable to meet their obligations, this could result in material litigation and regulatory action against us. In addition, we could face liabilities for actual or alleged breaches of legal duties to clients with respect to the suitability of the financial products we make available in our open architecture product platform or the investment advice of our financial professionals.
Our ability to comply with all applicable laws, rules, and regulations and interpretations of such laws, rules, and regulations is largely dependent on our establishment and maintenance of compliance, audit, and reporting systems and procedures, as well as our ability to attract and retain qualified compliance, audit, and risk management personnel. We have adopted systems, policies, and procedures reasonably designed to comply or facilitate compliance with all applicable laws, rules, and regulations and interpretations of such laws, rules, and regulations, but these systems, policies, and procedures may not be fully effective. If we fail to comply with applicable laws, rules, regulations and guidance, such failure could have a Material Adverse Effect.
Avantax, Inc. | 2022 Form 10-K 23

Our operating systems and network infrastructure, including our website, transaction management software, data center systems, and the systems of third-party co-location facilities and cloud service providers, could fail, become unavailable or otherwise be inadequate, and are subject to significant and constantly evolving cybersecurity and other technological risks, and the security measures that we have implemented to secure confidential and personal information may be breached. A potential breach or any unavailability, inadequacy or failure of our operating systems and network infrastructure may pose risks to the uninterrupted operation of our systems, expose us to mitigation costs, litigation, investigation, fines and penalties by authorities, claims by third parties (including persons whose information was disclosed), damage our reputation, and/or result in a material loss of revenues and current or potential clients and have a Material Adverse Effect.
Our business is reliant upon financial, accounting and technology systems and networks to process, transmit and store information, including sensitive client and proprietary information, and to conduct many business activities and transactions with clients, advisers, vendors and other third parties. We collect, use, and retain large amounts of confidential personal and financial information from our clients. Maintaining the integrity of our systems and networks is critical to the success of our business operations, including the retention of our clients and financial professionals, and to the protection of our proprietary information and our clients’ personal information. The failure to implement, maintain and safeguard an infrastructure commensurate with the size and scope of our business could impede our productivity and growth, which could adversely impact our results of operations and financial condition. Extraordinary trading volumes, malware, ransomware or attempts by hackers to introduce large volumes of fraudulent transactions into our systems, beyond reasonably foreseeable spikes in volumes, could cause our computer systems to operate at an unacceptably slow speed or even fail. A major breach or failure of our systems or those of our third-party service providers or partners, which could result from these or other events beyond our control, or an inability or failure to effectively upgrade those systems or implement new technology-driven products or services, may have materially negative consequences for our business, including possible fines, penalties and damages, unanticipated disruptions in or reduced demand for our services, harm to our reputation and brands, further regulation and oversight by federal or state agencies, and loss of our ability to provide financial transaction services.
Cybersecurity requires ongoing investment and diligence against evolving threats and is subject to federal and state regulation relating to the protection of confidential information. We may be required to expend significant additional resources to modify our protective measures, to investigate and remediate vulnerabilities or other exposures, to make required notifications, or to update our technologies, websites and web based applications to comply with industry and regulatory standards, but we may not have adequate personnel, financial or other resources to fully meet these threats and evolving standards. We will also be required to effectively and efficiently govern, manage and ensure timely evolutions in our systems, including in their design, architecture and interconnections as well as their organizational and technical protections.
We may detect, or we may receive notices from clients, financial professionals, service providers or public or private agencies that they have detected, vulnerabilities or current or potential failures in our operating systems, our network infrastructure, or our software. The existence of vulnerabilities, even if they do not result in a security breach or system failure, may harm client confidence and require substantial resources to address, and we may not be able to discover or remediate such vulnerabilities, breaches, or failures. Additionally, any system interruptions that result in the unavailability or unreliability of our websites, transaction processing systems, or network infrastructure could materially reduce our revenue and impair our ability to properly process transactions. Any system unavailability or unreliability may cause unanticipated system disruptions, slower response times, degradation in client satisfaction, additional expense, or delays in reporting accurate financial information.
In addition, hackers may develop and deploy viruses, worms, and other malicious software programs that can be used to attack our or our third-party service providers’ operating systems and network infrastructure. Any such incident could cause a Material Adverse Effect and require us to expend significant resources to address these problems, including notification under data privacy regulations. In addition, our employees (including temporary and seasonal employees) and contractors may have access to sensitive and personal information of our financial professionals, clients, and employees. We conduct background checks on our employees and contractors and limit access to systems and data, but it is possible that one or more of these individuals may circumvent these controls, resulting in a security breach. It is also possible that unauthorized access to or disclosure of client data may occur due to inadequate use of security controls by our clients. Unauthorized persons could gain access to client accounts if clients do not maintain effective access controls of their systems and software.
Although we take protective measures and endeavor to modify them as circumstances warrant, our computer systems, software and networks are to some degree vulnerable to unauthorized access, human error, computer
Avantax, Inc. | 2022 Form 10-K 24

viruses, denial-of-service attacks, malicious code, spam attacks, phishing, ransomware or other forms of social engineering and other events that could impact the security, reliability, confidentiality, integrity and availability of our systems. To the extent third parties, such as product sponsors, also retain similarly sensitive information about our advisors or their clients, their systems may face similar vulnerabilities. We are not able to protect against these events completely given the rapid evolution of new vulnerabilities, the complex and distributed nature of our systems, our interdependence on the systems of other companies and the increased sophistication of potential attack vectors and methods against our systems. In particular, advisors work in a wide variety of environments, and although we require compliance with our security policies, we cannot ensure the consistent compliance with these policies across all of our advisors, or that our policy will be adequate to address the evolving threat environment. In addition, even if we and our advisors comply with our policies and procedures, persons who circumvent security measures or bypass authentication controls could infiltrate or damage our systems or facilities and wrongfully use our confidential information or clients’ confidential information or cause interruptions or malfunctions in our operations. Cyber-attacks can be designed to collect information, manipulate, destroy or corrupt data, applications, or accounts and to disable the functioning or use of applications or technology assets. If one or more of these events occur, they could jeopardize our own, our advisors’ or their clients’, or our counterparties’ confidential and other information processed, stored in and transmitted through our computer systems and networks, or otherwise cause interruptions or malfunctions in our own, our advisors’ or their clients’, our counterparties’, or third parties’ operations. As a result, we could be subject to litigation, client loss, reputational harm, liability for a failure to safeguard client date, the termination of relationships with our advisors, regulatory sanctions and financial losses that are either not insured or are not fully covered through any insurance we maintain. If any person, including any of our employees or advisors, negligently disregards or intentionally breaches our established controls with respect to client data, or otherwise mismanages or misappropriates that data, we could also be subject to significant monetary damages, regulatory enforcement actions, fines and/or criminal prosecution in one or more jurisdictions.
As malicious cyber activity escalates, including activity that originates outside of the United States, the risks we face relating to transmission of data and our use of service providers outside of our network, as well as the storing or processing of data within our network, intensify. We maintain cyber liability insurance that provides both third-party liability and first-party liability coverages, but this insurance is subject to exclusions and may not be sufficient to protect us against all losses. In addition, the trend toward broad consumer and general public notification of such incidents could exacerbate the harm to our business, financial condition, or results of operations. Even if we successfully protect our technology infrastructure and the confidentiality of sensitive data, we may incur significant expenses in connection with our responses to any such attacks as well as the adoption, implementation, and maintenance of appropriate security measures. We could also suffer harm to our business and reputation if attempted security breaches are publicized. We cannot be certain that advances in criminal capabilities, discovery of new vulnerabilities, attempts to exploit vulnerabilities in our systems, data thefts, physical system or network break-ins, inappropriate access, or other developments will not compromise or breach the technology or other security measures protecting the networks and systems used in connection with our business.
We rely on third-party vendors to provide a variety of services and host and store certain of our sensitive and personal information and data through co-location facilities and cloud services. We may not have the ability to effectively monitor or oversee the implementation of the security and control measures utilized by our third-party partners, and, in any event, individuals or third parties may be able to circumvent and/or exploit vulnerabilities that may exist in these security and business controls, resulting in a loss of sensitive and personal client or employee information and data. We expect that our regulators would hold us responsible for any deficiencies in our oversight and control of our third-party relationships and for the performance of such third parties. If there were deficiencies in the oversight and control of our third-party relationships, and if our regulators held us responsible for those deficiencies, our business, reputation and results of operations could be adversely affected. Additionally, our systems, operations, data centers and cloud services, and those of our third-party service providers and partners, could be susceptible to damage or disruption, including in cases of fire, flood, earthquakes, other natural disasters, power loss, telecommunications failure, internet breakdown, break-in, human error, software bugs, hardware failures, malicious attacks, computer viruses, computer denial of service attacks, terrorist attacks, or other events beyond our control. Such damage or disruption may affect internal and external systems that we rely upon to provide our services, take and fulfill client orders, handle client service requests, and host other products and services.
During the period in which any of our services or products are unavailable, we could be unable or severely limited in our ability to generate revenues, and we may also be exposed to liability from those third parties to whom we provide such services or products. We could face significant losses as a result of these events, and our business interruption insurance may not be adequate to compensate us for all potential losses, which could result in a Material Adverse Effect. We have business continuity plans that include secondary disaster recovery centers, but if
Avantax, Inc. | 2022 Form 10-K 25

their primary data centers fail and those disaster recovery centers do not fully restore the failed environments, our business could suffer.
Complex and evolving U.S. and international laws and regulations regarding privacy and data protection could result in claims, changes to our business practices, penalties, increased cost of operations or otherwise harm our business, and concerns about the current privacy and cybersecurity environment, generally, could deter current and potential clients from adopting our products and services and damage our reputation.
Regulations related to data processing by online service providers is evolving as federal, state, and foreign governments continue to adopt new, or modify existing, laws and regulations addressing data privacy and the collection, processing, storage, transfer, and use of data. This includes, for example, the European Union’s General Data Protection Regulation, rules and regulations promulgated under the authority of the Federal Trade Commission, the Health Insurance Portability and Accountability Act of 1996, federal and state labor and employment laws, state data breach notification laws, and state privacy laws such as the California Consumer Privacy Act of 2018, the California Privacy Rights Act of 2020, the Colorado Privacy Act, the Virginia Consumer Data Privacy Act, the New York Stop Hacks and Improve Electronic Data Security (SHIELD) Act, the Gramm-Leach-Bliley Act of 1999, SEC Regulation S-P, the Fair Credit Reporting Act of 1970, as amended, and Regulation S-ID, and further potential federal and state requirements. If we are unable to engineer products that meet these evolving requirements or help our clients meet their obligations under these or other new data regulations, we might experience reduced demand for our offerings. Further, penalties for non-compliance with these laws may be significant.
Other governmental authorities throughout the U.S. and around the world have proposed or are considering similar types of legislative and regulatory proposals. Each of these privacy, security, and data protection laws and regulations could impose significant limitations, require changes to our business, require notification to clients or workers of a security breach, restrict our use or storage of personal information, or cause changes in client purchasing behavior, which may make our business more costly, less efficient or impossible to conduct, and may require us to modify our current or future products or services, which may make clients less likely to purchase our products and may harm our future financial results. Additionally, any actual or alleged noncompliance with these laws and regulations could result in negative publicity and subject us to investigations, claims, or other remedies, including demands that we modify or cease existing business practices, and expose us to significant fines, penalties, and other damages. We have incurred, and may continue to incur, significant expenses to comply with existing privacy and security standards and protocols imposed by law, regulation, industry standards, or contractual obligations.
Additionally, the continued occurrence of cyberattacks and data breaches against governments, businesses individuals, indicates that we operate in an external environment where cyberattacks and data breaches are increasingly common. If the global cybersecurity environment worsens, and there are increased instances of security breaches of third-party offerings where consumers’ data and sensitive information is compromised, consumers may be less willing to use online offerings, particularly offerings like ours in which clients often share sensitive financial data. In addition, the increased availability of data unlawfully released as a result of breaches of third-party offerings could make our own products more vulnerable to fraudulent activity. Even if our products are not affected directly by such incidents, certain types of indents could damage our reputation and deter current and potential clients from adopting our products and services or lead clients to cease using online and connected software products to transact financial business altogether.
We capture and use user data for analytics as well as marketing purposes. In connection with our use of user data for these business efforts, concerns may be expressed about whether our products, services, or processes compromise the privacy expectations of users, clients and others. For example, the use by our former tax software business of the Meta Pixel has recently been the subject of media and policymaker scrutiny. Concerns about our practices with regard to the collection, use, disclosure or security of personal information or other privacy related matters, even if unfounded, could damage the reputation of our business and our brands and adversely affect our operating results.
Avantax, Inc. | 2022 Form 10-K 26

Failure to maintain technological capabilities, flaws in existing technology, difficulties in upgrading our technology platform, or the introduction of a competitive platform could have a Material Adverse Effect.
We believe that our future success will depend in part on our ability to anticipate and adapt to technological advancements required to meet the changing demands of our financial professionals and their clients. We depend on highly specialized technology to support our business functions, including among others:
•securities trading and custody;
•portfolio management;
•performance reporting;
•customer service;
•accounting and internal financial processes and controls; and
•regulatory compliance and reporting.
Our continued success depends on our ability to effectively adopt new or adapt existing technologies to meet changing client, industry and regulatory demands. The emergence of new industry standards and practices could render our existing systems obsolete or uncompetitive. There cannot be any assurance that another company will not design a similar or better platform that renders our technology less competitive.
Maintaining competitive technology requires us to make significant capital expenditures, both in the near term and longer-term. There cannot be any assurance that we will have sufficient resources to adequately update and expand our information technology systems or capabilities, or offer our services on the personal and mobile computing devices that may be preferred by our financial professionals and/or their clients, nor can there be any assurance that any upgrade or expansion efforts will be sufficiently timely, successful, secure and accepted by our current and prospective financial professionals or their clients. The process of upgrading and expanding our systems has at times caused, and may in the future cause, us to suffer system degradations, outages and failures. If our technology systems were to fail and we were unable to recover in a timely way, we would be unable to fulfill critical business functions, which could lead to a loss of advisors and could harm our reputation. A breakdown in advisors’ systems could have similar effects. A technological breakdown could also interfere with our ability to comply with financial reporting and other regulatory requirements, exposing us to disciplinary action and to liability to our advisors and their clients. Security, stability and regulatory risks also exist because parts of our infrastructure and software are beyond their manufacturer’s stated end of life. We are working to mitigate such risks through additional controls and increased modernization spending, although we cannot provide assurance that our risk mitigation efforts will be effective, in whole or in part.
Current and future litigation, regulatory proceedings, or adverse court interpretations of the laws and regulations under which we operate could have a Material Adverse Effect.
Many aspects of our business involve substantial risks of liability and regulatory oversight. We are currently subject to certain legal and regulatory proceedings and are likely to be subject to such proceedings in the future. In highly volatile markets, the volume of claims and amount of damages sought in litigation and regulatory proceedings against financial institutions have historically increased. Any proceedings to which we are subject, such as regulatory proceedings (including investigations or inquiries), purported class actions, shareholder derivative lawsuits, or claims by wealth management clients, as well as any claims brought against us by Buyer for losses arising from our pre-closing operations of TaxAct, could result in substantial expenditures, generate adverse publicity, and significantly impair our business, or force us to change our business practices. Involvement in any regulatory proceeding or the defense of any lawsuit, even if successful, could require substantial time and attention of our management and could require the expenditure of significant amounts for legal fees, insurance costs, and other related costs. In addition, litigation or regulatory proceedings (including those brought by state or federal agencies) relating to our business practices, as well as our past business practices in operating TaxAct, may result in additional costs, such as fines, penalties and disgorgement, or otherwise restrict or limit our business practices, including the offering of certain of our products or services. To the extent that any such additional costs are incurred, or restrictions implemented that limit or restrict certain business practices, it could result in a Material Adverse Effect.
Further, as required by GAAP, we estimate loss contingencies and establish reserves based on our assessment of contingencies where liability is deemed probable and reasonably estimable in light of the facts and
Avantax, Inc. | 2022 Form 10-K 27

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
If third parties claim that our services or products infringe upon their intellectual property rights, we may be forced to seek expensive licenses, reengineer our services, engage in expensive and time-consuming litigation, or stop marketing and licensing our services or products.
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
Risks Related to Our Acquisitions and Dispositions
We may face operational challenges and disruptions as a result of the TaxAct Sale and may not be able to return the proceeds of the TaxAct Sale to our stockholders on a timely basis or at all.
The TaxAct Sale transformed the Company into a pure-play wealth management company. In connection with the TaxAct Sale, we have begun streamlining our business, including the departure of certain senior leaders, to adjust to being a smaller, less complex enterprise. Such loss of certain senior leadership could cause a disruption in how we operate and have a negative effect on our business.
In addition, we plan to return a significant amount of the proceeds from the TaxAct Sale to our stockholders. However, there is no guarantee that we will be able to return all of such proceeds to our stockholders on a timely basis or at all. If we are unable to return a significant amount of capital to stockholders, our stock price could be adversely affected.
Any operational challenges or disruptions faced by the Company as a result of the TaxAct Sale or the inability to return a significant amount of capital to stockholders could result in a Material Adverse Effect.
Avantax, Inc. | 2022 Form 10-K 28

We have ongoing obligations in connection with the TaxAct Sale, which may cause us to incur unanticipated costs and liabilities and adversely affect our business and results of operations.
In connection with the TaxAct Sale, we have certain ongoing indemnification obligations, and we and the Buyer have agreed to provide certain transitional services to each other for an initial period ending on June 19, 2023. Moreover, notwithstanding the TaxAct Sale, we have incurred, and expect to continue to incur, costs in connection with our former tax software business’s use of the Meta Pixel. We may incur unanticipated costs and liabilities in connection with our indemnification obligations or our provision of transition services to the Buyer. In addition, providing transition services may divert our management’s and employees’ attention and may adversely affect our continuing business operations. There may also be disputes with the Buyer over costs associated with transition services.
We may fail to realize all of the anticipated benefits of acquisitions.
We may seek to acquire companies or assets that complement our business. Additionally, as part of our business plan, we have entered, and may in the future enter, into agreements with Avantax Wealth Management financial professionals whereby we acquire their financial services businesses and, following the consummation of the acquisition, we serve their clients through our in-house financial professionals. We might not be successful in consummating acquisitions; we may not realize the anticipated benefits from the acquisitions that we do consummate; and we could lose clients who may be unhappy with these acquisitions following their completion.
We may also face integration challenges associated with acquisitions, which could divert management’s attention from ongoing operations and opportunities. In addition, we may face difficulties in managing the expanded operations of a significantly larger and more complex company.
If we are successful in our pursuit of any complementary acquisition opportunities, our source(s) of capital may change our leverage profile. There are a number of factors that impact our ability to succeed in acquiring the companies and assets we identify, including competition for these companies and assets, sometimes from larger or better-funded competitors. As a result, our success in completing acquisitions is not guaranteed. Our expectation is that, to the extent we are successful, any acquisitions will be additive to our business, taking into account potential benefits of operational synergies. However, new business additions and acquisitions, if any, involve a number of risks and may not achieve our expectations, and, therefore, we could be materially and adversely impacted by any such new business additions or acquisitions.
The failure to realize the anticipated benefits of acquisitions could cause an interruption of, or a loss of momentum in, our operations and could result in a Material Adverse Effect.
Risks Related to Our Financing Arrangements
We have incurred, and may continue to incur, a significant amount of indebtedness, which may materially and adversely impact our financial condition and future financial results.
We are party to a senior secured credit facility, which consists of a delayed draw term loan facility up to a maximum principal amount of $270.0 million (the “Delayed Draw Term Loan Facility”) and a revolving credit facility with a commitment amount of $50.0 million (the “Revolving Credit Facility”). We may borrow term loans under the Delayed Draw Term Loan Facility (the “Term Loans”) until January 24, 2024. On February 24, 2023, we borrowed $170.0 million under the Delayed Draw Term Loan Facility. The stated maturity date of the Delayed Draw Term Loan Facility and the Revolving Credit Facility is January 24, 2028. The proceeds of any Term Loans may be used to fund shareholder distributions and for general corporate purposes. The proceeds of any loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes.
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
Avantax, Inc. | 2022 Form 10-K 29

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
In addition, we or our subsidiaries may incur additional debt in the future. Any additional debt may result in risks similar to those discussed above or in other risks specific to the credit agreements entered into for those debts.
Existing cash and cash equivalents and cash generated from operations may not be sufficient to meet our anticipated cash needs for our anticipated share repurchases, working capital, and capital expenditures, including servicing any debt.
Liquidity, or ready access to funds, is essential to our business. We expend significant resources investing in our business, particularly with respect to our technology and service platforms. In addition, we must maintain certain levels of required capital. As a result, reduced levels of liquidity could have a significant negative effect on us. We believe that existing cash and cash equivalents, proceeds from amounts borrowed under our Term Loans, and cash generated from operations will be sufficient to meet our anticipated cash needs for our anticipated share repurchases, working capital, capital expenditures, and servicing debt for at least the next 12 months, but the underlying levels of revenues and expenses that we project may not prove to be accurate. On February 24, 2023, we borrowed $170.0 million under the Delayed Draw Term Loan Facility. We intend to use a substantial amount of the proceeds received in the TaxAct Sale to fund share repurchases under the Tender Offer and our stock repurchase authorization, which will reduce the amount of our cash flow for other purposes, and after which we will be reliant on our business operations to generate sufficient cash to support our ongoing cash needs. In addition, we no longer have access to the cash historically generated (or that may be generated in the future) from the operations of our tax software business, and our pure-play wealth management business may not generate cash flow from operations sufficient to meet our anticipated cash needs and make necessary capital expenditures, including servicing any debt. If we are unable to generate such cash flow, we may be required to adopt one or more alternatives, such as selling assets, restructuring debt, or obtaining additional equity capital on terms that may be onerous or highly dilutive. Changes in the debt and capital markets, including market disruptions, limited liquidity, an increase in interest rates, changes in our credit rating, and our financial condition and results at such time, among other potential factors, may limit our ability to obtain or increase the cost of financing, as well as the risks of refinancing maturing debt. This may affect our ability to raise needed financing and reduce the amount of cash available to fund our operations, acquisitions, or other growth initiatives.
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
Risks Related to Our Common Stock
Our stock price has been highly volatile, and such volatility may continue.
The trading price of our common stock has been highly volatile, and such volatility does not always correspond to fluctuations in the market. Between January 1, 2021 and December 31, 2022, our closing stock price ranged from
Avantax, Inc. | 2022 Form 10-K 30

$14.30 to $25.59. On February 21, 2023, the closing price of our common stock was $29.69. Our stock price could decline or fluctuate significantly in response to many factors, including the other risks discussed in this Form 10-K and the following:
•actual or anticipated variations in quarterly and annual results of operations;
•impairment charges, changes in or loss of material contracts and relationships, dispositions or announcements of complementary acquisitions, or other business developments by us, our partners, or our competitors;
•changes in executive officers;
•conditions or trends in the wealth management industry;
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
•our inability to implement business plans and to meet our expectations;
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
•any economic downturn, which could result in lower acceptance rates on premium products and services offered by our business and impact the commissions and fee revenues of our financial advisory services;
Avantax, Inc. | 2022 Form 10-K 31

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
We strive to maintain constructive, ongoing communications with all our stockholders, and welcome their views and opinions with the goal of enhancing value for all our stockholders, but certain activist stockholders may from time to time engage in proxy solicitations, advance stockholder proposals, or otherwise attempt to effect changes or acquire control over the Company. We are currently the target of a proxy contest initiated by Engine Capital LP, an activist stockholder (“Engine”) for a seat on our board of directors, and were the target of a proxy contest initiated by Engine in 2022 and another activist stockholder in 2022. Campaigns by stockholders to effect changes at publicly traded companies are sometimes led by investors seeking to increase short-term stockholder value through actions such as return of capital to stockholders or sales of assets or the entire company. Responding to proxy contests, proposals, and other actions by activist stockholders requires, and may in the future require, us to incur significant legal and consulting costs, proxy solicitation expenses, and administrative and associated costs. In addition, responding to proxy contests, proposals, and other actions by activist stockholders may divert the attention of our board of directors, management team and employees and disrupt our business and operations, as has occurred in the past.
Perceived uncertainties as to our future direction, our ability to execute on our strategy, or changes to the composition of our board of directors or senior management team could arise from proposals by activist stockholders or a proxy contest. Such perceived uncertainties could interfere with our ability to execute our strategic plans, be exploited by our competitors and/or other activist stockholders, result in the loss of potential business opportunities, make it more difficult to attract and retain financial professionals and qualified employees, and adversely impact our relationship with existing and potential business partners, any of which could have a Material Adverse Effect.
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
We cannot assure you we will continue to repurchase shares of our common stock pursuant to our stock repurchase authorization.
On December 9, 2021, we announced that our board of directors authorized the Company to repurchase an additional $28.3 million of our common stock under our stock repurchase plan (the “December 2021 repurchase plan”), bringing the total authorized repurchases under the December 2021 repurchase plan back to $100.0 million as of December 31, 2021. In November 2022, our board of directors replaced the December 2021 repurchase plan with an authorization to repurchase up to $200.0 million of our common stock.
Pursuant to the December 2021 repurchase plan, share repurchases were made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased depended on a variety of factors, including price, general business and market conditions, our capital allocation policy, and alternative investment opportunities.
Avantax, Inc. | 2022 Form 10-K 32

The current stock repurchase authorization does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date. Any repurchases of our stock pursuant to the stock repurchase authorization may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
For the year ended December 31, 2022, we repurchased approximately 1.9 million shares of our common stock under the December 2021 repurchase plan for an aggregate purchase price of approximately $35.0 million. The authorized amount under the November 2022 stock repurchase authorization as of December 31, 2022 was $200.0 million. For the year ended December 31, 2021, we did not repurchase any shares of our common stock under the December 2021 repurchase plan.
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
ITEM 1B. Unresolved Staff Comments
None.
ITEM 2. Properties
Our principal corporate office is located in Dallas, Texas. We primarily operate out of our Dallas corporate office, with additional office space located in Dubuque, Iowa (obtained in connection with the HKFS Acquisition). We also have smaller operational offices for our in-house financial professionals in various locations throughout the United States. All of our facilities are leased.
ITEM 3. Legal Proceedings
See “Item 8. Financial Statements and Supplementary Data—Note 10” for information regarding legal proceedings.
ITEM 4. Mine Safety Disclosures
None.
Avantax, Inc. | 2022 Form 10-K 33

PART II
ITEM 5. Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities
Market for Our Common Stock
Previously, our common stock traded on the NASDAQ Global Select Market under the symbol “BCOR.” However, in connection with the change in our corporate name on January 26, 2023, our common stock now trades under the symbol “AVTA.” On February 21, 2023, the last reported sale price for our common stock on the NASDAQ Global Select Market was $29.69 per share.
Holders
As of February 21, 2023, there were 292 holders of record of our common stock. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers, and other financial institutions.
Stock Repurchases
On December 9, 2021, we announced that our board of directors authorized the Company to repurchase an additional $28.3 million of our common stock pursuant to the December 2021 repurchase plan, bringing the total authorized repurchases under the December 2021 repurchase plan back to $100.0 million as of December 31, 2021. In November 2022, our board of directors replaced the December 2021 repurchase plan with an authorization to repurchase up to $200.0 million of our common stock. The remaining authorized amount under the stock authorization as of December 31, 2022, was $200.0 million.
Pursuant to the December 2021 repurchase plan, share repurchases were made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased depended on a variety of factors, including price, general business and market conditions, our capital allocation policy, and alternative investment opportunities. The November 2022 stock repurchase authorization does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date. Any repurchases of our stock pursuant to the stock repurchase authorization may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
Avantax, Inc. | 2022 Form 10-K 34

Stock repurchase activity for the year ended December 31, 2022, is as follows (in thousands, except the average price paid per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1-31, 2022	190	$15.73	190	$97,007
February 1-28, 2022	524	$18.12	524	$87,510
March 1-31, 2022	931	$19.39	931	$69,463
April 1-30, 2022	230	$19.40	230	$65,000
May 1-31, 2022	—	$—	—	$65,000
June 1-30, 2022	—	$—	—	$65,000
July 1-31, 2022	—	$—	—	$65,000
August 1-31, 2022	—	$—	—	$65,000
September 1-30, 2022	—	$—	—	$65,000
October 1-31, 2022	—	$—	—	$65,000
November 1-30, 2022	—	$—	—	$65,000
December 1-31, 2022 (1)	—	$—	—	$200,000
Total	1,875	$18.67	1,875
____________________________
(1)The maximum approximate dollar value of shares that may yet be purchased under the plans or programs has been adjusted to reflect the replacement of the December 2021 repurchase plan in November 2022 with a new authorization to repurchase up to $200.0 million of our common stock.
For the year ended December 31, 2021, we did not repurchase any shares of our common stock under the December 2021 repurchase plan. For more information on stock repurchases, see Item 8. Financial Statements and Supplementary Data—Note 12.
Between January 1, 2023 and January 26, 2023, we repurchased approximately 0.5 million shares of our common stock under our stock repurchase authorization for an aggregate purchase price of approximately $12.5 million. The remaining authorized amount under the stock repurchase authorization as of February 24, 2023 was approximately $187.5 million.
Capital Return Program
On January 27, 2023, we commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase shares of our common stock for an aggregate purchase price of up to $250 million at a price per share not less than $27.00 and not greater than $31.00. The Tender Offer is in addition to, and separate from, the $200.0 million stock repurchase authorization discussed above. The Tender Offer was not conditioned upon any minimum number of shares being tendered and was not subject to a financing condition. The Tender Offer expired at 12:00 midnight, New York City Time, at the end of the day on February 24, 2023. Based on the preliminary results of the Tender Offer, we expect to purchase 8.3 million shares, or approximately 17.4% of our outstanding shares of common stock as of February 24, 2023, for aggregate cash consideration of $250.0 million (excluding fees and expenses related to the Tender Offer).
ITEM 6. [Reserved]

Avantax, Inc. | 2022 Form 10-K 35

ITEM 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of our financial condition, cash flows, and results of operations from management’s perspective and should be read in conjunction with our consolidated financial statements and notes thereto included under Part II, Item 8 in this Form 10-K. The following discussion contains forward-looking statements that are subject to risks and uncertainties. See the section titled “Cautionary Statement Regarding Forward-Looking Statements” for a discussion of the uncertainties, risks, and assumptions associated with those statements. Actual results could differ materially from those discussed in or implied by forward-looking statements as a result of various factors, including those discussed below and elsewhere in this Form 10-K, particularly under Part I, Item 1A, in the section titled “Risk Factors.”
In addition, the following discussion and analysis compares our financial condition and results of operations for the year ended December 31, 2022 to the year ended December 31, 2021. For a discussion of the financial condition and results of operations for the year ended December 31, 2021 compared to the year ended December 31, 2020, see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Form 10-K for the year ended December 31, 2021 that was filed with the Securities and Exchange Commission (the “SEC”) on February 25, 2022.
Overview
Avantax, Inc., a Delaware corporation formerly known as Blucora, Inc. (the “Company,” “Avantax,” “we,” “our,” or “us”), is a leading provider of integrated tax-focused wealth management services and platforms, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms. Our mission is to enable financial success by changing the way individuals and families plan and achieve their goals through tax-advantaged solutions. Our common stock is listed on the NASDAQ Global Select Market under the symbol “AVTA.” Our integrated tax-focused wealth management services consist of the operations of Avantax Wealth Management and Avantax Planning Partners.
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
As discussed further in the Recent Developments section below, we completed the sale of our tax software business, TaxAct, on December 19, 2022. Because this divestiture included the entirety of our previous tax software segment, the results from operations of TaxAct have been classified as discontinued operations for all periods presented, and our continuing operations are presented as one reportable segment. A portion of operating expenses that were previously allocated to the tax software segment are now included within continuing operations, which has reduced our operating income.
Avantax, Inc. | 2022 Form 10-K 36

Macroeconomic Environment
Our business is directly and indirectly affected by macroeconomic conditions and the state of global financial markets. Recent geopolitical uncertainty resulting, in part, from Russia’s continued invasion of Ukraine and the measures taken in response, including government sanctions, as well as rising inflation have contributed to significant volatility and decline in global financial markets during 2022. In response to inflationary pressures, the Federal Reserve implemented seven interest rate increases during 2022, including a 75 basis point increase, the largest individual increase since 1994, during each of its June, July, September, and November 2022 Federal Open Market Committee (“FOMC”) meetings. As of December 31, 2022, the target range for the federal funds rate was between 4.25% and 4.5%. However, the FOMC has signaled that it expects additional rate increases during 2023 in order to return inflation to its 2% objective. These combined factors have all led to an increased risk of economic recession and the potential for continued volatility and decline in global financial markets.
Volatility and decline in global financial markets and its impact on client asset values and transaction activity have negatively impacted our advisory and commission revenues during 2022. However, this negative impact was more than offset by incremental cash sweep revenue, which has minimal direct cost to the Company, generated from an increasing interest rate environment. Based on the current target range for the federal funds rate and the signaling by the Federal Reserve for additional rate increases during 2023, we expect our cash sweep revenue to continue to increase during 2023 as the full benefits of rate increases during the latter half of 2022 are realized for a full annual period. However, if further financial market volatility results in continued decline in client asset values or if the Federal Reserve does not increase, or decreases, the federal funds rate, our revenues and operating income would be negatively impacted.
Recent Developments
Divestiture of Tax Software Business
On October 31, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with TaxAct Holdings, Inc. (f/k/a Avantax Holdings, Inc.), a Delaware corporation and a direct subsidiary of Blucora, Inc., Franklin Cedar Bidco, LLC, a Delaware limited liability company (the “Buyer”), and, solely for purposes of certain provisions thereof, DS Admiral Bidco, LLC, a Delaware limited liability company, pursuant to which we sold our tax software business to Buyer for an aggregate purchase price of $720.0 million in cash, subject to customary purchase price adjustments set forth in the Purchase Agreement (the “TaxAct Sale”). This transaction subsequently closed on December 19, 2022.
In accordance with ASC 205, Presentation of Financial Statements (“ASC 205”), we determined that the sale of our tax software business represented a strategic shift that will have a major effect on our operations and financial results. As a result of the TaxAct Sale, the results of our tax software business have been reclassified as a discontinued operation and are excluded from continuing operations for all periods presented within the consolidated financial statements (unless otherwise noted). Results of discontinued operations include all revenues and expenses directly derived from our tax software business, with the exception of general corporate overhead costs that were previously allocated to our tax software segment but which have not been allocated to discontinued operations. In connection with the TaxAct Sale, we recognized a pre-tax gain on disposal of $472.2 million, which is included within the results of discontinued operations for the year ended December 31, 2022. A portion of the income tax obligation generated by the gain on disposal was offset by the utilization of substantially all of our federal net operating losses for which we previously had recorded a valuation allowance. We have recorded an $84.4 million income tax payable resulting from the TaxAct Sale, coupled with federal and state taxes accrued for current period income, which is included within “Accrued expenses and other current liabilities” on the consolidated balance sheets as of December 31, 2022.
Prior to the close of the TaxAct Sale, we had approximately $525.4 million of principal outstanding under our Term Loan (as defined herein), all of which was required to be repaid upon the closing of the TaxAct Sale in accordance with the terms of our Credit Agreement (as defined herein). In connection with this repayment, we incurred a loss on debt extinguishment of $4.2 million for the remaining amount of unamortized debt issuance costs and debt discount associated with the outstanding principal. Because the terms of our Credit Agreement required the repayment of our Term Loan in connection with the TaxAct Sale, ASC 205 requires interest expense and any loss on debt extinguishment associated with the borrowings to be reclassified to discontinued operations for all periods presented.
Avantax, Inc. | 2022 Form 10-K 37

In connection with the TaxAct Sale, we entered into a Transition Services Agreement (the “TSA”) with the Buyer pursuant to which each party will provide the other with certain transition services for an initial period ending on June 19, 2023. We expect the income that we receive under the TSA to largely offset the costs that we will continue to incur during the term of the TSA. For more information on our discontinued operations, see Item 8. Financial Statements and Supplementary Data—Note 3.
Avantax, Inc. | 2022 Form 10-K 38

RESULTS OF OPERATIONS
Summary

($ in thousands)	Year Ended December 31,		Change
	2022	2021	$	%
Revenue	$666,496	$658,213	$8,283	1.3%
Operating expenses:
Cost of revenue	444,918	466,464	(21,546)	(4.6)%
Engineering and technology	8,701	8,190	511	6.2%
Sales and marketing	97,914	84,828	13,086	15.4%
General and administrative	92,755	81,668	11,087	13.6%
Acquisition and integration	(4,186)	32,798	(36,984)	(112.8)%
Depreciation	11,882	8,987	2,895	32.2%
Amortization of acquired intangible assets	25,850	28,320	(2,470)	(8.7)%
Total operating expenses	677,834	711,255	(33,421)	(4.7)%
Operating loss	(11,338)	(53,042)	41,704	78.6%
Interest expense and other, net	(475)	(422)	(53)	(12.6)%
Loss from continuing operations before income taxes	(11,813)	(53,464)	41,651	77.9%
Income tax benefit	14,934	9,959	4,975	50.0%
Income (loss) from continuing operations	3,121	(43,505)	46,626	107.2%
Discontinued operations (Note 3)
Income from discontinued operations before gain on disposal and income taxes	52,492	52,003	489	0.9%
Pre-tax gain on disposal	472,237	—	472,237	N/A
Income from discontinued operations before income taxes	524,729	52,003	472,726	909.0%
Income tax (expense)	(107,603)	(741)	(106,862)	(14,421.3)%
Income from discontinued operations	417,126	51,262	365,864	713.7%
Net income	$420,247	$7,757	$412,490	5,317.6%
For the year ended December 31, 2022 compared to the year ended December 31, 2021, net income increased $412.5 million primarily due to the following factors:
•Loss from continuing operations decreased $46.6 million primarily due to the following factors:
▪Revenue increased $8.3 million primarily due to an increase in asset-based revenue, which benefited from incremental cash sweep revenue generated from increases in the federal funds rate during fiscal 2022. This incremental revenue more than offset headwinds caused by the significant financial market volatility discussed in the Macroeconomic Environment section above.
▪Operating expenses declined $33.4 million, primarily from decreased integration activities and the change in fair value of the HKFS Contingent Consideration (as defined below), coupled with a reduction in cost of revenue which trended in line with the revenue headwinds discussed above. These reductions were partially offset by incremental personnel costs which reflect our strategic investments to drive growth through enhanced sales and service capabilities that support our financial professionals.
▪Income tax benefit increased $5.0 million, primarily due to a reduction in our valuation allowance associated with the utilization of net operating losses against current year taxable income.
•Income from discontinued operations increased $365.9 million primarily due to the gain on disposal of TaxAct, partially offset by the federal and state tax obligations associated with the gain and current year taxable income.
Avantax, Inc. | 2022 Form 10-K 39

Sources of Revenue
Our revenue is derived from multiple sources. We track sources of revenue, primary drivers of each revenue source, and recurring revenue. In addition, we focus on several business and key financial metrics in evaluating the success of our business relationships, our resulting financial position, and operating performance. A summary of our sources of revenue and business and financial metrics is as follows:

($ in thousands)			Year Ended December 31,		Change
	Sources of Revenue	Primary Drivers	2022	2021	$	%
Financial professional-driven	Advisory	- Advisory asset levels	$398,839	$395,800	$3,039	0.8%
	Commission	- Transactions - Asset levels - Product mix	173,431	210,677	(37,246)	(17.7)%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	65,043	22,101	42,942	194.3%
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	29,183	29,635	(452)	(1.5)%
	Total revenue		$666,496	$658,213	$8,283	1.3%
	Total recurring revenue		$580,641	$559,694	$20,947	3.7%
	Recurring revenue rate		87.1%	85.0%
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
Business Metrics

($ in thousands)	December 31,		Change
	2022	2021	$	%
Client assets balances:
Total client assets	$76,939,096	$89,086,032	$(12,146,936)	(13.6)%
Brokerage assets	$38,656,763	$46,906,981	$(8,250,218)	(17.6)%
Advisory assets	$38,282,333	$42,179,051	$(3,896,718)	(9.2)%
Advisory assets as a percentage of total client assets	49.8%	47.3%

Number of financial professionals (in ones):
Independent financial professionals (1)	3,073	3,382	(309)	(9.1)%
In-house/employee financial professionals (2)	36	34	2	5.9%
Total number of financial professionals	3,109	3,416	(307)	(9.0)%
Advisory and commission revenue per financial professional (3)	$184.1	$177.5	$6.6	3.7%
____________________________
(1)The number of independent financial professionals includes licensed financial professionals who work with Avantax Wealth Management and operate as independent contractors, as well as 183 licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
(2)The number of in-house/employee financial professionals includes licensed financial planning consultants, all of whom are affiliated with Avantax Planning Partners.
(3)Calculation based on advisory and commission revenue for the years ended December 31, 2022 and 2021, respectively.
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
Avantax, Inc. | 2022 Form 10-K 40

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
Total client assets decreased $12.1 billion as of December 31, 2022 compared to December 31, 2021 primarily due to $13.4 billion of unfavorable market changes, partially offset by net client inflows of $1.3 billion.
Advisory assets decreased $3.9 billion as of December 31, 2022 compared to December 31, 2021, and advisory assets as a percentage of total client assets increased to 49.8% as of December 31, 2022 compared to 47.3% as of December 31, 2021. The decrease in advisory assets was primarily driven by $6.8 billion of unfavorable market changes, partially offset by net new advisory assets of $2.9 billion which contributed to the increase in advisory assets as a percentage of total client assets.
Financial Professionals. The number of our financial professionals decreased 9% as of December 31, 2022 as compared to December 31, 2021, with the decrease primarily due to attrition related to lower revenue-producing financial professionals. Included within this attrition of lower-revenue producing financial professionals were terminations in the fourth quarter of 2022 associated with certain financial professional’s failure to comply with a policy that was implemented to ensure regulatory compliance with certain record keeping and supervisory requirements. Advisory and commission revenue per financial professional decreased 4% for the same period, primarily due to the decreases in advisory and commission revenues discussed above. The decrease in the number of financial professionals was partially offset by our continued recruitment and onboarding of independent financial professionals.
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
Advisory asset balances were as follows (in thousands):

	December 31,		Change
	2022	2021	$	%
Advisory assets—independent financial professionals	$31,687,024	$35,392,307	$(3,705,283)	(10.5)%
Advisory assets—in-house/employee financial professionals	5,245,555	5,336,541	(90,986)	(1.7)%
Retirement advisory assets—in-house financial professionals	1,349,754	1,450,203	(100,449)	(6.9)%
Total advisory assets	$38,282,333	$42,179,051	$(3,896,718)	(9.2)%
Avantax, Inc. | 2022 Form 10-K 41

The activity within our advisory assets was as follows (in thousands):

	December 31,
	2022	2021
Balance, beginning of the period	$42,179,051	$35,603,557
Net new advisory assets	2,899,649	2,633,749
Market impact and other	(6,796,367)	3,941,745
Balance, end of the period	$38,282,333	$42,179,051
Advisory revenue	$398,839	$395,800
Average advisory fee rate (1)	103 bps	104 bps
____________________________
(1)For the years ended December 31, 2022 and 2021, average advisory fee rate equals the sum of each quarterly average advisory fee rate within the relevant year-to-date period.
During the year ended December 31, 2022, advisory assets decreased $3.9 billion primarily due to a decrease of $6.8 billion from unfavorable market changes, partially offset by a $2.9 billion increase in net new advisory assets. Net new advisory assets benefited from organic growth and the conversion of off platform, direct to fund assets, when appropriate for the client, to fee-based advisory platforms that include ongoing management and which generate higher margins. Although ending advisory assets declined, due to the timing of market declines relative to when clients are billed, advisory revenue increased $3.0 million compared to the year ended December 31, 2021. The average advisory fee rate between the two periods was relatively flat.
Commission Revenue. We generate two types of commissions: (1) transaction-based commissions and (2) trailing commissions. Transaction-based commissions, which occur when clients trade securities or purchase investment products, represent gross commissions generated by our financial professionals. The level of transaction-based commissions can vary from period-to-period based on the overall economic environment, number of trading days in the reporting period, market volatility, interest rate fluctuations, and investment activity of our financial professionals’ clients. We earn trailing commissions (a commission or fee that is paid periodically over time) on certain mutual funds and variable annuities held by clients. Trailing commissions are recurring in nature and are based on the market value of investment holdings in trail-eligible assets.
Our commission revenue, by product category and by type of commission revenue, was as follows (in thousands):

	Year Ended December 31,		Change
	2022	2021	$	%
By product category:
Mutual funds	$68,402	$92,096	$(23,694)	(25.7)%
Variable annuities	61,988	74,050	(12,062)	(16.3)%
Insurance	18,855	18,763	92	0.5%
General securities	24,186	25,768	(1,582)	(6.1)%
Total commission revenue	$173,431	$210,677	$(37,246)	(17.7)%

By type of commission:
Transaction-based	$75,420	$89,970	$(14,550)	(16.2)%
Trailing	98,011	120,707	(22,696)	(18.8)%
Total commission revenue	$173,431	$210,677	$(37,246)	(17.7)%
The declines in transaction-based and trailing commission revenues for the periods shown in the table above were primarily due to unfavorable transaction activity and volatility in global financial markets during the year ended December 31, 2022.
Asset-Based Revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
For the year ended December 31, 2022, asset-based revenue increased $42.9 million, primarily due to a $46.2 million increase in cash sweep revenue driven by increases in the federal funds rate. The increase in cash sweep revenue was partially offset by a $2.9 million decrease in revenue from sponsorship programs. Due to the timing of rate increases and the non-linear nature of upside associated with these increases, and with the
Avantax, Inc. | 2022 Form 10-K 42

expectation of additional rate increases by the Federal Reserve in 2023, cash sweep revenue is expected to increase in 2023.
Transaction and Fee Revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, financial institutions, and retirement plan sponsors.
For the year ended December 31, 2022 transaction and fee revenue remained relatively flat.
OPERATING EXPENSES
Cost of Revenue

(In thousands, except percentages)	Year Ended December 31,		Change
	2022	2021	$	%
Cost of revenue	$444,918	$466,464	$(21,546)	(4.6)%
Percentage of revenue	66.8%	70.9%
Cost of revenue includes commissions and advisory fees paid to independent financial professionals, payments made to CPA firms under fee sharing arrangements, amortization of forgivable loans issued to our financial professionals, and stock-based compensation for awards granted to our financial professionals. Cost of revenue does not include compensation paid to in-house/employee financial professionals. The compensation of our in-house/employee financial professionals is reflected in “Sales and marketing” expense.
For the year ended December 31, 2022, compared to the year ended December 31, 2021, cost of revenue decreased $22.0 million. Commissions to financial professionals declined $25.8 million primarily due to unfavorable transaction activity and volatility in global financial markets during the year ended December 31, 2022. This decline was partially offset by $3.0 million of incremental forgivable loans amortization and $2.3 million of incremental personnel costs primarily associated with stock-based compensation expense.
Payout ratios to independent financial professionals are determined based on trailing twelve-month revenues and may not immediately correlate with changes in client assets during periods of significant market volatility. For both periods, payout ratios to independent financial professionals remained relatively flat as the financial market volatility during 2022 offset previous expansion in the number of financial professionals concentrated at higher payout levels.
Engineering and Technology

($ in thousands)	Year Ended December 31,		Change
	2022	2021	$	%
Engineering and technology	$8,701	$8,190	$511	6.2%
Percentage of revenue	1.3%	1.2%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our platforms, which include personnel expenses (including stock-based compensation), the cost of temporary help and contractors, software support and maintenance, and professional services fees. Engineering and technology expenses do not include the costs of computer hardware and software that are capitalized, depreciated over their useful lives, and recognized on the consolidated statements of operations as “Depreciation.” For more information, see the “Depreciation and Amortization of Acquired Intangible Assets” sections contained within this discussion of “Operating Expenses.”
For the year ended December 31, 2022, compared to the year ended December 31, 2021, engineering and technology expenses did not materially change.
Avantax, Inc. | 2022 Form 10-K 43

Sales and Marketing

(In thousands, except percentages)	Year Ended December 31,		Change
	2022	2021	$	%
Sales and marketing	$97,914	$84,828	$13,086	15.4%
Percentage of revenue	14.7%	12.9%
Sales and marketing expenses primarily consist of the costs to support our financial professionals and drive growth. This includes personnel costs for operational and back-office processing support, investment and portfolio strategy support, compliance, and compensation paid to Avantax Planning Partners in-house/employee financial professionals. These costs also include business development costs related to advisor recruitment and retention, costs related to hosting certain advisor conferences that serve as training, sales and marketing events, and other costs that support advisor business growth.
For the year ended December 31, 2022, compared to the year ended December 31, 2021, sales and marketing expenses increased $13.1 million primarily due to increased personnel costs of $9.6 million and increased travel and conference costs of $3.2 million. Increased personnel costs reflect our strategic investments to drive growth through enhanced sales and service capabilities that support our financial professionals, and incremental costs associated with our advisor acquisition strategy. Reduced COVID-19 travel restrictions, and an increase in the size and scope of our advisor conferences, drove the increase in travel and conference costs.
General and Administrative

($ in thousands)	Year Ended December 31,		Change
	2022	2021	$	%
General and administrative	$92,755	$81,668	$11,087	13.6%
Percentage of revenue	13.9%	12.4%
General and administrative (“G&A”) expenses primarily consist of personnel expenses (including stock-based compensation), the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the year ended December 31, 2022 compared to the year ended December 31, 2021, G&A expenses increased $11.1 million primarily due to the following:
•Personnel costs increased $7.4 million primarily from incremental salaries and bonus expenses, coupled with incremental stock compensation expense.
•Insurance costs increased $3.6 million primarily for the purchase of tail insurance which provides for the coverage of future claims which are related to a specified period of time prior to and leading up to the close of the TaxAct Sale discussed in the Recent Developments section above.
•Hardware and software support and maintenance expenses increased, however were offset by a reduction in professional services fees primarily related to a reduction in legal and consulting fees.
Acquisition and Integration

($ in thousands)	Year Ended December 31,		Change
	2022	2021	$	%
Professional services and other expenses	1,134	10,398	(9,264)	(89.1)%
Change in the fair value of HKFS Contingent Consideration	(5,320)	22,400	(27,720)	(123.8)%
Total	$(4,186)	$32,798	$(36,984)	(112.8)%
Percentage of revenue	(0.6)%	5.0%
Acquisition and integration expenses primarily relate to the costs incurred for the acquisitions of Avantax Planning Partners and 1st Global and consist of employee-related expenses, professional services fees, changes in the fair value of contingent consideration, and other expenses.
•The change in the fair value of the HKFS Contingent Consideration liability decreased $27.7 million, primarily due to the timing of fair value adjustments recorded between the two periods. This change is inclusive of a $7.0 million gain recorded during the second quarter of 2022 for the final settlement value of
Avantax, Inc. | 2022 Form 10-K 44

the liability, reflecting a decrease in the fair value of the contingent consideration due to a significant decline in advisory asset levels caused by the financial market decline discussed in the sections above.
•Professional services and other expenses decreased $9.3 million due to a reduction in integration activities.
Depreciation and Amortization of Acquired Intangible Assets

($ in thousands)	Year Ended December 31,		Change
	2022	2021	$	%
Depreciation	$11,882	$8,987	$2,895	32.2%
Amortization of acquired intangible assets	25,850	28,320	(2,470)	(8.7)%
Total	$37,732	$37,307	$425	1.1%
Percentage of revenue	5.7%	5.7%
Depreciation of property, equipment, and software, net includes depreciation of computer equipment and software (including internally developed software), office equipment and furniture, and leasehold improvements. Amortization of acquired intangible assets primarily includes the amortization of financial professional, sponsor, and client relationships, which are amortized over their estimated lives.
For the year ended December 31, 2022, compared to the year ended December 31, 2021, depreciation and amortization expense did not materially change.
INTEREST EXPENSE AND OTHER, NET

($ in thousands)	Year Ended December 31,		Change
	2022	2021	$	%
Interest expense	$217	$6	$211	3,516.7%
Interest income and other	258	416	(158)	(38.0)%
Interest expense and other, net	$475	$422	53	12.6%
For the year ended December 31, 2022, compared to the year ended December 31, 2021, interest expense and other, net, remained relatively flat.
INCOME TAXES
For the year ended December 31, 2022, we recorded an income tax benefit of $14.9 million, compared to income tax benefit of $10.0 million for the year ended December 31, 2021.
For the year ended December 31, 2022, the primary difference between the statutory tax rate and the annual effective tax rate was due to a reduction in our valuation allowance. This reduction was a result of the utilization of net operating losses against current year taxable income. Other differences between the statutory rate and the annual effective tax rate are related to non-deductible compensation, excess tax deficiencies for stock compensation, and state taxes.
For the year ended December 31, 2021, the primary difference between the statutory tax rate and the annual effective tax rate was due to non-deductible compensation, excess tax deficiencies for stock compensation, and the net impact of the reduction in our valuation allowance, which included the utilization of net operating losses for current year taxable income, the write-off of expired federal net operating losses, and the write-off of expired capital loss carryforwards. Other differences between the statutory rate and the annual effective tax rate are related to state taxes and uncertain tax positions.

Avantax, Inc. | 2022 Form 10-K 45

DISCONTINUED OPERATIONS

	Year Ended December 31,		Change
	2022	2021	$	%
Revenues	$247,241	$226,987	$20,254	8.9%
Operating expenses	155,446	143,326	12,120	8.5%
Interest expense and other, net	(39,303)	(31,658)	(7,645)	(24.1)%
Income from discontinued operations before gain on disposal and income taxes	52,492	52,003	489	0.9%
Pre-tax gain on disposal	472,237	—	472,237	N/A
Income from discontinued operations before income taxes	524,729	52,003	472,726	909.0%
Income tax (expense)	(107,603)	(741)	(106,862)	(14,421.3)%
Income from discontinued operations	$417,126	$51,262	365,864	713.7%
Discontinued operations reflects the results of operations of our tax software business. Income from discontinued operations before gain on disposal and income taxes increased $0.5 million for the year ended December 31, 2022 compared to the year ended December 31, 2021. Revenues increased $20.3 million primarily due to higher average revenue per unit and growth in market share from favorable client retention and acquisition. This increase was partially offset by an increase in operating expenses of $12.1 million primarily due to increased personnel costs, investments in seasonal client care support and tax experts, and increased strategic advertising and marketing spend. Furthermore, interest expense and other, net, increased $7.6 million due to rising interest rates on our Term Loans, coupled with a total loss on debt extinguishment of $4.2 million associated with the repayment of our Term Loans during the year ended December 31, 2022. See “Item 8. Financial Statements and Supplementary Data—Note 3” for additional information on discontinued operations.
Avantax, Inc. | 2022 Form 10-K 46

NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of discontinued operations, stock-based compensation, depreciation and amortization of acquired intangible assets, interest expense and other, net, acquisition and integration costs, contested proxy, transaction and other legal and consulting costs, TaxAct divestiture costs, and income tax (benefit) expense. Interest expense and other, net primarily consists of interest expense, net. Acquisition and integration costs primarily relate to the acquisitions of Avantax Planning Partners and 1st Global.
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
A reconciliation of GAAP net income (loss), which we believe to be the most comparable GAAP measure, to Adjusted EBITDA, is presented below:

($ in thousands)	Year Ended December 31,
	2022	2021
Net income	$420,247	$7,757
Less: Income from discontinued operations, net of income taxes	417,126	51,262
Income from continuing operations, net of income taxes	3,121	(43,505)
Stock-based compensation	21,153	18,119
Depreciation and amortization of acquired intangible assets	37,732	37,307
Interest expense and other, net	475	422
Acquisition and integration—Excluding change in the fair value of HKFS Contingent Consideration	1,134	10,398
Acquisition and integration—Change in the fair value of HKFS Contingent Consideration	(5,320)	22,400
Contested proxy and other legal and consulting costs	5,062	10,939
TaxAct divestiture costs (1)	5,252	—
Income tax benefit	(14,934)	(9,959)
Adjusted EBITDA	$53,675	$46,121
____________________________
(1)These costs do not include $17.6 million of transaction costs that were determined to be directly attributable to the TaxAct Sale, and are included within income from discontinued operations, net of income taxes, as a reduction to the gain on disposal. The divestiture costs included in the table above primarily relate to incremental professional services, consulting, and insurance costs that were incurred in connection with the divestiture.
Avantax, Inc. | 2022 Form 10-K 47

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of December 31, 2022, we had cash and cash equivalents of $263.9 million. We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. From time-to-time, we may invest in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held as of December 31, 2022 had minimal default risk and short-term maturities.
Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management’s operations. As of December 31, 2022, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, servicing our debt obligations, capital expenditures, acquisitions that enhance our strategic position, financial professional loans, contingent consideration associated with our acquisitions, and share repurchases under share repurchase programs. For at least the next twelve months, and separate from our plans to return a considerable portion of the proceeds received from the TaxAct Sale, we plan to finance these cash needs, our federal and state income tax obligations associated with the TaxAct Sale, and our regulatory capital requirements at our broker-dealer subsidiary largely through our cash and cash equivalents on hand and cash provided by operating activities. Execution of our growth strategies through strategic asset acquisitions is expected to remain a capital allocation priority during the next twelve months. However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and, from time to time, we may make a determination to draw on the Revolver (as defined below) or increase the principal amount of the Term Loan (as defined below) to meet our capital requirements, subject to customary terms and conditions. Our future investments in our business through capital expenditures or acquisitions, prepayment of debt to achieve desired leverage ratios, or our return of capital to stockholders through stock repurchases, will be determined after considering the best interests of our stockholders.
In connection with the TaxAct Sale, we announced our intention to return approximately $400 million - $450 million of capital to shareholders, which includes up to $250 million of share repurchases through a modified “Dutch Auction” tender offer during the first quarter of 2023, coupled with board authorization to repurchase up to $200 million of our common stock through open market purchases. This plan of returning capital to shareholders will be funded in part by the net proceeds received from the TaxAct Sale, coupled with proceeds received from the refinancing of our corporate debt, discussed further below.
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
The Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million (subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the Term Loan
Avantax, Inc. | 2022 Form 10-K 48

Maturity Date. On August 5, 2022, and as provided for within our Senior Secured Credit Facility, we voluntarily prepaid $35.0 million of principal outstanding under our Term Loan. Furthermore, during the fourth quarter of 2022 and subject to the terms of the Credit Agreement, the remaining principal outstanding (approximately $525.4 million) was required to be repaid in connection with the close of the TaxAct Sale. Accordingly, as of December 31, 2022, we had no principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of December 31, 2022, approximately $90.0 million was available for future borrowing under the Senior Secured Credit Facility, subject to customary terms and conditions, including caps on the amount of Company share repurchases during each fiscal year based, in part, on specified Net Leverage Ratios.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate (subject to a floor of 1.0%), plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). For the year ended December 31, 2022, the weighted average applicable interest rate on the Term Loan was 5.9%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
Except as described above, and before consideration of the amendment to our Credit Agreement discussed below, there have been no significant changes to the terms of the Term Loan or the New Revolver since previously disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of December 31, 2022. For additional information on the Term Loan, the New Revolver, and the Credit Agreement, see, “Item 8. Financial Statements and Supplementary Data—Note 7.”
On January 24, 2023 (the “Closing Date”), we entered into a restatement agreement (the “Amended and Restated Credit Agreement”), which amends and restates in its entirety our existing Credit Agreement. The Amended and Restated Credit Agreement provides for a delayed draw term loan facility up to a maximum principal amount of $270.0 million (the “Delayed Draw Term Loan Facility”) and a revolving credit facility with a commitment amount of $50.0 million (the “Revolving Credit Facility”). The Company may borrow term loans under the Delayed Draw Term Loan Facility (the “Term Loans”) until January 24, 2024. The stated maturity date of the Delayed Draw Term Loan Facility and the Revolving Credit Facility is January 24, 2028 (the “Maturity Date”). The proceeds of any Term Loans may be used to fund shareholder distributions and for general corporate purposes. The proceeds of any loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes. On February 24, 2023, we borrowed $170.0 million under the Delayed Draw Term Loan Facility.
Stock Repurchase Plans and Authorizations
On December 9, 2021, we announced that our board of directors authorized the Company to repurchase an additional $28.3 million of our common stock pursuant to the stock repurchase plan (the “December 2021 repurchase plan”), bringing the total authorized repurchases under the December 2021 repurchase plan back to $100.0 million as of December 31, 2021. In November 2022, our board of directors replaced the December 2021 repurchase plan with an authorization to repurchase up to $200.0 million of our common stock.
Pursuant to the December 2021 repurchase plan, share repurchases were made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased depended on a variety of factors, including price, general business and market conditions, our capital allocation policy, and alternative investment opportunities. The November 2022 stock repurchase authorization does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date. Any repurchases of our stock pursuant to the stock repurchase authorization may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
Avantax, Inc. | 2022 Form 10-K 49

For the year ended December 31, 2021, we did not repurchase any shares of our common stock under the December 2021 repurchase plan. For the year ended December 31, 2022 we repurchased approximately 1.9 million shares of our common stock under the December 2021 repurchase plan for an aggregate purchase price of approximately $35.0 million. The remaining authorized amount under the stock authorization as of December 31, 2022, was $200.0 million.
Between January 1, 2023 and January 26, 2023, we repurchased approximately 0.5 million shares of our common stock under our stock repurchase authorization for an aggregate purchase price of approximately $12.5 million. The remaining authorized amount under the stock repurchase authorization as of February 24, 2023 was approximately $187.5 million.
Capital Return Program
On January 27, 2023, we commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase shares of our common stock for an aggregate purchase price of up to $250 million at a price per share not less than $27.00 and not greater than $31.00. The Tender Offer is in addition to, and separate from, the $200.0 million stock repurchase authorization discussed above. The Tender Offer was not conditioned upon any minimum number of shares being tendered and was not subject to a financing condition. The Tender Offer expired at 12:00 midnight, New York City Time, at the end of the day on February 24, 2023. Based on the preliminary results of the Tender Offer, we expect to purchase 8.3 million shares, or approximately 17.4% of our outstanding shares of common stock as of February 24, 2023, for aggregate cash consideration of $250.0 million (excluding fees and expenses related to the Tender Offer).
Contractual Obligations and Commitments
On July 1, 2020, we closed the acquisition of Avantax Planning Partners, formerly “HKFS”, for an upfront cash purchase price of $104.4 million. The purchase price was subject to variable contingent consideration, or earn-out payments (the “HKFS Contingent Consideration”) totaling a maximum of $60.0 million.
The amounts owed for the HKFS Contingent Consideration were determined based on advisory asset levels (i) for the period beginning July 1, 2020 and ended June 30, 2021 and (ii) for the period beginning July 1, 2021 and ended June 30, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021) (the “HKFS Purchase Agreement”), the maximum aggregate amount that we were required to pay for each earn-out period was $30.0 million. If the asset market values on the applicable measurement date fell below certain specified thresholds, no payment of consideration was owed to the Sellers for such period.
Based on advisory asset levels for each earn-out period, we paid the full $30.0 million to the Sellers in the third quarter of 2021 for the first earn-out, and $23.0 million in the third quarter of 2022 for the second earn-out. There are no remaining contingent payments due to the Sellers as of December 31, 2022.
In addition, the Company has entered into several asset purchase agreements that are accounted for as asset acquisitions. These acquisitions may include up-front cash consideration, fixed deferred cash consideration, and contingent consideration arrangements. Future fixed payments are recognized as client relationship intangible assets on the date of acquisition. Contingent consideration arrangements encompass obligations to make future payments to the previous sellers contingent upon the achievement of future financial targets. These contingent payments are not recognized until all contingencies are resolved and the consideration is payable. As of December 31, 2022, the maximum future fixed and contingent payments associated with these asset acquisitions was $21.3 million, with specified payment dates from 2023 through 2026.

Avantax, Inc. | 2022 Form 10-K 50

Cash Flows
Our cash flows were comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Net cash provided (used) by operating activities from continuing operations	$117,074	$(22,334)	$139,408
Net cash used by investing activities from continuing operations	(22,779)	(29,315)	6,536
Net cash used by financing activities from continuing operations	(609,163)	(14,177)	(594,986)
Net cash provided by discontinued operations	678,167	$33,613	644,554
Net increase (decrease) in cash and cash equivalents	$163,299	$(32,213)	$195,512
Net Cash from Operating Activities from Continuing Operations
Net cash provided by operating activities from continuing operations consists of income (loss) from continuing operations, offset by certain non-cash adjustments, and changes in operating assets and liabilities, which were as follows (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Net income	$420,247	$7,757	$412,490
Less: Income from discontinued operations, net of income taxes	417,126	51,262	365,864
Income (loss) from continuing operations	3,121	(43,505)	46,626
Non-cash adjustments to net income	63,997	75,306	(11,309)
Operating cash flows before changes in operating assets and liabilities	67,118	31,801	35,317
Changes in operating assets and liabilities, net of acquisitions and disposals	49,956	(54,135)	104,091
Net cash provided (used) by operating activities from continuing operations	$117,074	$(22,334)	$139,408
Net cash provided by operating activities from continuing operations for the year ended December 31, 2022 included $67.1 million of operating cash flows before changes in operating assets of $50.0 million. Non-cash adjustments to net income for the year ended December 31, 2022 primarily related to depreciation and amortization costs of $37.7 million, stock-based compensation of $21.2 million, changes in the fair value of the HKFS Contingent Consideration liability of $5.3 million, and $5.2 million of amortization related to payments made to financial professionals in support of ongoing growth programs. Changes in operating assets and liabilities were primarily impacted by an $85.6 million increase in federal and state income taxes payable primarily associated with the TaxAct Sale, partially offset by $12.7 million in payments made to financial professionals in support of ongoing growth programs, $8.5 million of the total $23.0 million HKFS Contingent Consideration earn-out payment made in the third quarter of 2022, and the timing of settlement for our working capital accounts.
Net Cash from Investing Activities from Continuing Operations
Net cash used by investing activities from continuing operations consists of acquisitions, purchases of property, equipment, and software, net, and were as follows (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Purchases of property, equipment, and software, net	$(14,892)	$(20,999)	$6,107
Asset acquisitions	(7,887)	(8,316)	429
Net cash used by investing activities from continuing operations	$(22,779)	$(29,315)	$6,536
For the year ended December 31, 2022, compared to the year ended December 31, 2021, net cash used by investing activities from continuing operations decreased $6.5 million, primarily due to reduced internally developed capital software expenditures.
Avantax, Inc. | 2022 Form 10-K 51

Net Cash from Financing Activities from Continuing Operations
Net cash from financing activities primarily consists of debt issuance and repayments, common stock and stock-based awards transactions, and acquisition-related contingent consideration payments. Financing cash flows were as follows (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Proceeds from credit facilities, net of debt discount and issuance costs	$—	$(502)	$502
Payments on credit facilities	(561,344)	(1,812)	(559,532)
Acquisition-related contingent consideration payment	(15,148)	(14,075)	(1,073)
Stock repurchases	(35,000)	—	(35,000)
Proceeds from issuance of stock through employee stock purchase plan	3,983	3,277	706
Proceeds from stock option exercises	935	579	356
Tax payments from shares withheld for equity awards	(2,589)	(1,644)	(945)
Net cash used by financing activities from continuing operations	$(609,163)	$(14,177)	$(594,986)
For the year ended December 31, 2022, compared to the year ended December 31, 2021, net cash used by financing activities from continuing operations increased $595.0 million, primarily due to repayment of the principal outstanding of our Term Loan, and the repurchase of approximately 1.9 million shares of our common stock under the stock repurchase plan for an aggregate purchase price of approximately $35.0 million.
Net Cash Flows from Discontinued Operations
Net cash flows from discontinued operations were comprised of the following (in thousands):

	Year Ended December 31,
	2022	2021	$ Change
Net cash provided (used) by operating activities from discontinued operations	$(10,452)	$42,890	$(53,342)
Net cash provided (used) by investing activities from discontinued operations	688,619	(9,277)	697,896
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided by discontinued operations	$678,167	$33,613	$644,554
For the year ended December 31, 2022, compared to the year ended December 31, 2021, net cash provided by discontinued operations increased $644.6 million. Net cash provided by investing activities increased $697.9 million, primarily due to $695.7 million of net proceeds received from the TaxAct Sale. This increase was partially offset by a $53.3 million reduction in cash provided by operating activities, primarily caused by income taxes associated with income from discontinued operations.
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
Avantax, Inc. | 2022 Form 10-K 52

Business Combinations
We allocate the fair value of the purchase consideration for our business combinations to the assets acquired and liabilities assumed, generally based on their estimated fair values. The excess of the fair value of purchase consideration over the fair values of these identifiable assets and liabilities is recorded as goodwill. Purchase consideration includes assets transferred, liabilities assumed, and/or equity interests issued by us, all of which are measured at their fair value as of the date of acquisition. Our business combinations may be structured to include a combination of up-front, deferred, and contingent payments to be made at specified dates subsequent to the date of acquisition. Deferred and contingent payments determined to be purchase consideration are recorded at fair value as of the acquisition date. Our contingent consideration arrangements are generally obligations to make future payments to sellers contingent upon the achievement of future financial targets and are remeasured to fair value at the end of each reporting period until the obligations are settled. The estimated fair value of the HKFS Contingent Consideration liability is determined using a Monte Carlo simulation model in a risk neutral framework with the underlying simulated variable of advisory asset levels and the related achievement of certain advisory asset growth levels. The Monte Carlo simulation model utilizes Level 3 inputs, as discussed in “Item 8. Financial Statements and Supplementary Data—Note 11”. During the years ended December 31, 2022, 2021, and 2020, we recognized $5.3 million, $22.4 million, and $8.3 million, respectively, related to changes in the estimated fair value of the HKFS Contingent Consideration liability.
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
Goodwill Impairment
We test goodwill for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. For purposes of goodwill impairment testing, our reporting units are consistent with our reporting segments. As a result of the TaxAct Sale, which occurred after our annual impairment assessment, our continuing operations are presented as one reportable segment. The discussion below is specific to goodwill associated with our continuing operations.
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
See “Item 8. Financial Statements and Supplementary Data—Note 2” for further discussion of the methodology used in establishing goodwill.
Income Taxes
We account for income taxes under the asset and liability method, under which deferred tax assets, including net operating loss carryforwards, and liabilities are determined based on temporary differences between the book
Avantax, Inc. | 2022 Form 10-K 53

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
We record liabilities to address uncertain tax positions that have been taken in previously filed tax returns or that are expected to be taken in a future tax return. The determination for required liabilities is based upon an analysis of each individual tax position, taking into consideration whether it is more likely than not that the tax position, based on technical merits, will be sustained upon examination. The tax benefit to be recognized in the financial statements from such a position is measured as the largest amount of benefit that has a greater than 50% cumulative likelihood of being realized upon ultimate settlement with the taxing authority. The difference between the amount recognized and the total tax position is recorded as a liability. The ultimate resolution of these tax positions may be greater or less than the liabilities recorded. See “Item 8. Financial Statements and Supplementary Data—Notes 2 and 16” for further discussion of the methodology used in establishing income taxes.
Recent Accounting Pronouncements
See “Item 8. Financial Statements and Supplementary Data—Note 2” for more information on recently issued accounting pronouncements.
Avantax, Inc. | 2022 Form 10-K 54

Quarterly Results of Operations (Unaudited)
The following table presents a summary of our unaudited consolidated results of operations for the eight quarterly periods of 2021 and 2022. The information for each of these quarters has been prepared on a basis consistent with our annual audited consolidated financial statements. You should read this information in conjunction with our consolidated financial statements and notes thereto in “Item 8. Financial Statements and Supplementary Data.” The operating results for any quarter are not necessarily indicative of results for any future period.

	2021				2022
	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
	(In thousands except per share data and percentages)
Revenue	$154,491	$162,395	$169,135	$172,192	$166,403	$162,669	$165,032	$172,392
Operating expenses:
Cost of revenue	109,269	114,643	121,033	121,519	121,188	114,446	105,809	103,475
Engineering and technology	1,873	1,852	2,447	2,018	1,814	2,302	2,617	1,968
Sales and marketing	20,157	20,212	21,961	22,498	22,174	24,882	23,770	27,088
General and administrative	20,217	19,688	19,326	22,437	23,875	21,721	23,792	23,367
Acquisition and integration	8,103	18,169	2,241	4,285	1,666	(6,792)	416	524
Depreciation	2,049	2,528	2,364	2,046	2,443	2,642	3,343	3,454
Amortization of acquired intangible assets	7,175	7,063	7,009	7,073	6,631	6,462	6,342	6,415
Total operating expenses	168,843	184,155	176,381	181,876	179,791	165,663	166,089	166,291
Operating income (loss) from continuing operations	(14,352)	(21,760)	(7,246)	(9,684)	(13,388)	(2,994)	(1,057)	6,101
Interest expense and other, net	(67)	(64)	(135)	(156)	(53)	(212)	(158)	(52)
Income (loss) from continuing operations before income taxes	(14,419)	(21,824)	(7,381)	(9,840)	(13,441)	(3,206)	(1,215)	6,049
Income tax benefit (expense)	2,686	4,065	1,375	1,833	16,993	4,053	1,536	(7,648)
Income (loss) from continuing operations	(11,733)	(17,759)	(6,006)	(8,007)	3,552	847	321	(1,599)
Income (loss) from discontinued operations before gain on disposal and income taxes (1)	43,765	55,426	(21,196)	(25,992)	50,643	45,874	(22,352)	(21,673)
Pre-tax gain on disposal (2)	—	—	—	—	—	—	—	472,237
Income tax benefit (expense)	(4,386)	(6,059)	(601)	10,305	(19,575)	(7,296)	190	(80,922)
Income from discontinued operations	39,379	49,367	(21,797)	(15,687)	31,068	38,578	(22,162)	369,642
Net income (loss)	$27,646	$31,608	$(27,803)	$(23,694)	$34,620	$39,425	$(21,841)	$368,043
Basic net income (loss) per share:
Continuing operations	$(0.24)	$(0.37)	$(0.12)	$(0.16)	$0.07	$0.02	$0.01	$(0.03)
Discontinued operations	0.81	1.02	(0.45)	(0.33)	0.64	0.81	(0.47)	7.69
Basic net income (loss) per share	$0.57	$0.65	$(0.57)	$(0.49)	$0.71	$0.83	$(0.46)	$7.66
Diluted net income (loss) per share:
Continuing operations	$(0.24)	$(0.37)	$(0.12)	$(0.16)	$0.07	$0.02	$0.01	$(0.03)
Discontinued operations	0.81	1.02	(0.45)	(0.33)	0.63	0.79	(0.46)	7.69
Diluted net income (loss) per share	$0.57	$0.65	$(0.57)	$(0.49)	$0.70	$0.81	$(0.45)	$7.66
Weighted average shares outstanding:
Basic	48,261	48,508	48,707	48,834	48,513	47,582	47,847	48,034
Diluted	48,261	48,508	48,707	48,834	49,747	48,690	49,016	48,034
____________________________
(1)These results have been recast to reflect our tax software business as a discontinued operation. Refer to the Recent Developments section in the opening of Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information on this divestiture and the impacts to the amounts reported above.
(2)For more information on the gain associated with the sale of our tax software business, see Item 8. Financial Statements and Supplementary Data—Note 3.

Avantax, Inc. | 2022 Form 10-K 55

ITEM 7A. Quantitative and Qualitative Disclosures about Market Risk
We are exposed to financial market risk and interest rate risk.
Financial market risk: We do not invest in financial instruments or their derivatives for trading or speculative purposes. By policy, we limit our credit exposure to any one issuer, other than securities issued by the U.S. federal government and its agencies, and do not have any derivative instruments in our investment portfolio. The three primary goals that guide our investment decisions, with the first being the most important to us, are: to preserve capital, maintain ease of conversion into immediate liquidity, and achieve a rate of return over a pre-determined benchmark. As of December 31, 2022, we were principally invested in money market fund and mutual funds securities, a portion of which are associated with assets that are held in a rabbi trust for purposes of satisfying our obligations under our non-qualified deferred compensation plans. We consider the default and liquidity risks of our investments to be low as of December 31, 2022.
Interest rate risk: Historically, our primary source of interest rate risk was associated with our borrowings under our Credit Agreement. As of December 31, 2022, we had no principal amount of debt outstanding under the Senior Secured Credit Facility.
We offer our financial professionals and their clients an insured bank sweep vehicle that is interest rate sensitive. This sweep vehicle is an insured cash account (“ICA”) for individuals, sole proprietorships and entities organized or operated to make a profit, such as corporations, partnerships, associations, business trusts and other organizations. Our clients earn interest on deposits held in this vehicle, and we earn a fee. The fees we earn from cash held in ICAs are based primarily on prevailing interest rates in the current interest rate environment. Changes in interest rates and fees for the bank deposit sweep vehicle are monitored by our Cash Sweep Committee, which governs and approves any changes to our fees. By meeting promptly around the time of FOMC meetings, or for other market or non-market reasons, the Cash Sweep Committee considers financial risk of the insured bank deposit sweep vehicle relative to other products into which clients may move cash balances.
Avantax, Inc. | 2022 Form 10-K 56

ITEM 8. Financial Statements and Supplementary Data

Avantax, Inc. | 2022 Form 10-K 57

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Avantax, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Avantax, Inc. (the Company) as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
Critical Audit Matters
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to an account or disclosure that is material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the account or disclosure to which it relates.

Avantax, Inc. | 2022 Form 10-K 58

Internally Developed Software

Description of the Matter
As more fully described in Note 2 to the consolidated financial statements, costs incurred to develop software intended for internal use by the Company are capitalized during the application development stage. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. The Company also capitalizes costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred. For the year ended December 31, 2022, total costs capitalized as internally developed software was approximately $13.0 million.

Auditing the Company’s accounting for the capitalization of its internally developed software involved especially challenging and subjective auditor judgment because of the degree of subjectivity involved in assessing which projects met the applicable accounting requirements.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s internally developed software process. For example, we tested controls over the Company’s process to verify that projects met applicable requirements for capitalization, that costs being capitalized were appropriate, and whether the determination of when the project entered the application development stage was appropriate.

Our audit procedures included, among others, testing a sample of internal and external project costs to verify proper approval and that the timing and nature of costs being capitalized is appropriate. This included inspecting capital project support to verify that the project met the applicable capitalization criteria based on the nature and purpose of each project. This also included testing third-party and internal personnel-related costs directly associated with the projects to verify that these costs were appropriately capitalized.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
Dallas, Texas
February 28, 2023
Avantax, Inc. | 2022 Form 10-K 59

AVANTAX, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	December 31,
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$263,928	$100,629
Accounts receivable, net	24,117	21,214
Commissions and advisory fees receivable	20,679	25,073
Prepaid expenses and other current assets	15,027	11,731
Current assets of discontinued operations	—	41,632
Total current assets	323,751	200,279
Long-term assets:
Property, equipment, and software, net	53,041	50,040
Right-of-use assets, net	19,361	20,466
Goodwill, net	266,279	266,279
Acquired intangible assets, net	266,002	282,789
Other long-term assets	35,081	20,414
Long-term assets of discontinued operations	—	231,676
Total long-term assets	639,764	871,664
Total assets	$963,515	$1,071,943
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$7,531	$6,493
Commissions and advisory fees payable	13,829	17,940
Accrued expenses and other current liabilities	111,212	55,658
Current deferred revenue	4,583	4,792
Current lease liabilities	5,139	4,896
Current portion of long-term debt	—	1,812
Current liabilities of discontinued operations	—	20,131
Total current liabilities	142,294	111,722
Long-term liabilities:
Long-term debt, net	—	553,134
Long-term lease liabilities	30,332	33,267
Deferred tax liabilities, net	20,819	19,124
Long-term deferred revenue	4,396	5,322
Other long-term liabilities	22,476	6,752
Long-term liabilities of discontinued operations	—	1,000
Total long-term liabilities	78,023	618,599
Total liabilities	220,317	730,321

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 shares authorized; 51,260 shares issued and 48,079 shares outstanding as of December 31, 2022; 50,137 shares issued and 48,831 shares outstanding as of December 31, 2021	5	5
Additional paid-in capital	1,636,134	1,619,805
Accumulated deficit	(829,542)	(1,249,789)
Treasury stock, at cost—3,181 shares as of December 31, 2022 and 1,306 shares as of December 31, 2021	(63,399)	(28,399)
Total stockholders’ equity	743,198	341,622
Total liabilities and stockholders’ equity	$963,515	$1,071,943

See notes to consolidated financial statements.
Avantax, Inc. | 2022 Form 10-K 60

AVANTAX, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenue	$666,496	$658,213	$546,189
Operating expenses:
Cost of revenue	444,918	466,464	388,063
Engineering and technology	8,701	8,190	5,743
Sales and marketing	97,914	84,828	65,979
General and administrative	92,755	81,668	69,836
Acquisition and integration	(4,186)	32,798	31,085
Depreciation	11,882	8,987	6,823
Amortization of acquired intangible assets	25,850	28,320	29,745
Impairment of goodwill	—	—	270,625
Total operating expenses	677,834	711,255	867,899
Operating loss from continuing operations	(11,338)	(53,042)	(321,710)
Interest expense and other, net	(475)	(422)	(4,670)
Loss from continuing operations before income taxes	(11,813)	(53,464)	(326,380)
Income tax benefit (expense)	14,934	9,959	(41,665)
Income (loss) from continuing operations	3,121	(43,505)	(368,045)
Discontinued operations (Note 3)
Income from discontinued operations before gain on disposal and income taxes	52,492	52,003	25,956
Pre-tax gain on disposal	472,237	—	—
Income from discontinued operations before income taxes	524,729	52,003	25,956
Income tax benefit (expense)	(107,603)	(741)	(666)
Income from discontinued operations	417,126	51,262	25,290
Net income (loss)	$420,247	$7,757	$(342,755)

Basic net income (loss) per share:
Continuing operations	$0.07	$(0.90)	$(7.67)
Discontinued operations	8.69	1.06	0.53
Basic net income (loss) per share	$8.76	$0.16	$(7.14)
Diluted net income (loss) per share:
Continuing operations	$0.06	$(0.90)	$(7.67)
Discontinued operations	8.48	1.06	0.53
Diluted net income (loss) per share	$8.54	$0.16	$(7.14)
Weighted average shares outstanding:
Basic	47,994	48,578	47,978
Diluted	49,183	48,578	47,978

Comprehensive income (loss):
Net income (loss)	$420,247	$7,757	$(342,755)
Other comprehensive income, net of income taxes	—	—	272
Comprehensive income (loss)	$420,247	$7,757	$(342,483)

See notes to consolidated financial statements.
Avantax, Inc. | 2022 Form 10-K 61

AVANTAX, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

			Additional paid-in capital	Accumulated deficit	Accumulated other comprehensive income (loss)
	Common stock					Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2019	49,059	$5	$1,586,972	$(914,791)	$(272)	1,306	$(28,399)	$643,515
Common stock issued pursuant to stock incentive plans and employee stock purchase plan	424	—	2,355	—	—	—	—	2,355
Foreign currency translation adjustment	—	—	—	—	272	—	—	272
Stock-based compensation	—	—	10,066	—	—	—	—	10,066
Tax payments from shares withheld for equity awards	—	—	(1,163)	—	—	—	—	(1,163)
Net income (loss)	—	—	—	(342,755)	—	—	—	(342,755)
Balance as of December 31, 2020	49,483	5	1,598,230	(1,257,546)	—	1,306	(28,399)	312,290
Common stock issued pursuant to stock incentive plans and employee stock purchase plan	654	—	3,856	—	—	—	—	3,856
Stock-based compensation	—	—	19,363	—	—	—	—	19,363
Tax payments from shares withheld for equity awards	—	—	(1,644)	—	—	—	—	(1,644)
Net income	—	—	—	7,757	—	—	—	7,757
Balance as of December 31, 2021	50,137	5	1,619,805	(1,249,789)	—	1,306	(28,399)	341,622
Common stock issued pursuant to stock incentive plans and employee stock purchase plan	1,123	—	4,918	—	—	—	—	4,918
Stock repurchases	—	—	—	—	—	1,875	(35,000)	(35,000)
Stock-based compensation	—	—	14,000	—	—	—	—	14,000
Tax payments from shares withheld for equity awards	—	—	(2,589)	—	—	—	—	(2,589)
Net income	—	—	—	420,247	—	—	—	420,247
Balance as of December 31, 2022	51,260	$5	$1,636,134	$(829,542)	$—	3,181	$(63,399)	$743,198

See notes to consolidated financial statements.
Avantax, Inc. | 2022 Form 10-K 62

AVANTAX, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$420,247	$7,757	$(342,755)
Less: Income from discontinued operations, net of income taxes	417,126	51,262	25,290
Income (loss) from continuing operations	3,121	(43,505)	(368,045)
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities:
Depreciation and amortization of acquired intangible assets	37,732	37,307	36,568
Stock-based compensation	21,153	18,119	8,059
Change in the fair value of acquisition-related contingent consideration	(5,320)	22,400	8,300
Reduction of right-of-use lease assets	1,495	2,749	8,481
Deferred income taxes	1,695	(8,909)	41,145
Accretion of lease liabilities	2,012	1,250	1,922
Impairment of goodwill	—	—	270,625
Other non-cash items	5,230	2,390	1,508
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(2,747)	(9,304)	10,511
Commissions and advisory fees receivable	4,394	1,059	(4,956)
Prepaid expenses and other current assets	(1,661)	(5,130)	5,033
Other long-term assets	(21,430)	(18,154)	2,139
Accounts payable	1,038	2,290	(8,281)
Commissions and advisory fees payable	(4,111)	(857)	(884)
Lease liabilities	(5,095)	(1,553)	(3,463)
Deferred revenue	(1,134)	(829)	(1,023)
Accrued expenses and other current and long-term liabilities	80,702	(21,657)	24,303
Net cash provided (used) by operating activities from continuing operations	117,074	(22,334)	31,942
Investing activities:
Purchases of property, equipment, and software	(14,892)	(20,999)	(20,366)
Asset acquisitions	(7,887)	(8,316)	(3,143)
Business acquisitions, net of cash acquired	—	—	(101,910)
Net cash used by investing activities from continuing operations	(22,779)	(29,315)	(125,419)
Financing activities:
Proceeds from credit facilities, net of debt discount and issuance costs	—	(502)	226,278
Payments on credit facilities	(561,344)	(1,812)	(66,531)
Acquisition-related contingent consideration payments	(15,148)	(14,075)	—
Stock repurchases	(35,000)	—	—
Proceeds from issuance of stock through employee stock purchase plan	3,983	3,277	2,258
Proceeds from stock option exercises	935	579	97
Tax payments from shares withheld for equity awards	(2,589)	(1,644)	(1,163)
Net cash provided (used) by financing activities from continuing operations	(609,163)	(14,177)	160,939
Net cash provided (used) by continuing operations	(514,868)	(65,826)	67,462
Net cash provided (used) by operating activities from discontinued operations	(10,452)	42,890	3,390
Net cash provided (used) by investing activities from discontinued operations	688,619	(9,277)	(15,288)
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided (used) by discontinued operations	678,167	33,613	(11,898)
Net increase (decrease) in cash and cash equivalents	163,299	(32,213)	55,564
Cash and cash equivalents, beginning of period	100,629	132,842	77,278
Cash and cash equivalents, end of period	$263,928	$100,629	$132,842
Avantax, Inc. | 2022 Form 10-K 63

Supplemental cash flow information:
Cash paid for income taxes	$5,986	$3,056	$1,776
Cash paid for interest	$32,442	$28,897	$24,279
Non-cash investing activities:
Purchases of property, equipment, and software through leasehold incentives	$—	$—	$9,726
See notes to consolidated financial statements.
Avantax, Inc. | 2022 Form 10-K 64

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Years Ended December 31, 2022, 2021, and 2020

Note 1: Description of the Business
Avantax, Inc. (the “Company,” “Avantax,” “we,” “our,” or “us”) is a leading provider of integrated tax-focused wealth management services and software, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms. Our integrated tax-focused wealth management services consist of the operations of Avantax Wealth Management and Avantax Planning Partners.
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
Avantax Planning Partners is an in-house/employee-based RIA, insurance agency, and wealth management business that partners with CPA firms in order to provide their consumer and small business clients with holistic financial planning and advisory services, as well as retirement plan solutions through Avantax Retirement Plan Services. Avantax Planning Partners formerly operated as Honkamp Krueger Financial Services, Inc. (“HKFS”). We acquired HKFS in July 2020 (the “HKFS Acquisition”) and subsequently rebranded it in order to create tighter brand alignment through one common and recognizable brand. Any reference to Avantax Planning Partners in these financial statements is inclusive of HKFS.
Divestiture of Tax Software Business
On October 31, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with TaxAct Holdings, Inc. (f/k/a Avantax Holdings, Inc.), a Delaware corporation and a direct subsidiary of Blucora, Inc., Franklin Cedar Bidco, LLC, a Delaware limited liability company (the “Buyer”), and, solely for purposes of certain provisions thereof, DS Admiral Bidco, LLC, a Delaware limited liability company, pursuant to which we sold our tax software business to Buyer for an aggregate purchase price of $720.0 million in cash, subject to customary purchase price adjustments set forth in the Purchase Agreement (the “TaxAct Sale”). This transaction subsequently closed on December 19, 2022.
In accordance with ASC 205, Presentation of Financial Statements (“ASC 205”), we determined that the sale of our tax software business represented a strategic shift that will have a major effect on our operations and financial results. As a result of the TaxAct Sale, the results of our tax software business have been reclassified as a discontinued operation and are excluded from continuing operations for all periods presented within the consolidated financial statements (unless otherwise noted). Significant accounting policies specific to our tax software business have been removed from these financial statements, however these policies can be found in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the Securities and Exchange Commission on February 25, 2022. Results of discontinued operations include all revenues and expenses directly derived from our tax software business, with the exception of general corporate overhead costs that were previously allocated to our tax software segment but which have not been allocated to discontinued operations. In connection with the TaxAct Sale, we recognized a pre-tax gain on disposal of $472.2 million, which is included within the results of discontinued operations for the year ended December 31, 2022. See "Note 3—Discontinued Operations" for additional information.
Segments
As a result of the TaxAct Sale encompassing the entirety of our previous tax software segment, our continuing operations represent one reportable segment.
Net Capital and Regulatory Requirements
Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain
Avantax, Inc. | 2022 Form 10-K 65

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management’s operations. As of December 31, 2022, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
Note 2: Summary of Significant Accounting Policies
Principles of Consolidation and Use of Estimates
The accompanying consolidated financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (“GAAP”). These consolidated financial statements include the accounts of the Company and its subsidiaries. Intercompany accounts and transactions have been eliminated. Certain items in these consolidated financial statements have been reclassified to conform to current period presentation.
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, expenses, and disclosure of contingencies. Actual amounts may differ from estimates.
Cash and Cash Equivalents
We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. From time-to-time, we may invest in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Such investments are reported at fair value on the consolidated balance sheets.
Accounts Receivable, Net
Accounts receivable are stated at amounts due from clients, net of an allowance for credit losses. Our estimates of credit losses are based on our historical experience, the aging of our trade receivables, and management judgment. The allowance for credit losses was not material as of December 31, 2022 and 2021.
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
Internally Developed Software
Costs incurred to develop software intended for our internal use, primarily contractor costs and employee salaries and benefits, are capitalized during the application development stage. Capitalization of such costs ceases once the project is substantially complete and ready for its intended use. We also capitalize costs related to specific upgrades and enhancements when it is probable that the expenditure will result in additional functionality. Costs related to preliminary project activities and post-implementation operating activities are expensed as incurred.
We capitalized $13.0 million, $16.4 million, and $4.0 million of internally developed software costs for the years ended December 31, 2022, 2021, and 2020, respectively.
Avantax, Inc. | 2022 Form 10-K 66

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
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
Asset Acquisitions
Acquisitions that do not meet the criteria to be accounted for as a business combination are accounted for as an asset acquisition. Using a cost accumulation model, the purchase price, including certain acquisition-related costs, is allocated to the acquired assets and assumed liabilities based upon their relative fair values as of the acquisition date. No goodwill is contemplated in the allocation process. Our asset acquisitions typically include contingent consideration arrangements that encompass obligations to make future payments to sellers contingent upon the achievement of future financial targets. Contingent consideration is not recognized until all contingencies are resolved and the consideration is payable, at which point the consideration is allocated to the assets acquired on a relative fair value basis.
Discontinued Operations
We review the presentation of planned business dispositions in the consolidated financial statements based on the available information and events that have occurred. The review consists of evaluating whether the business meets the definition of a component for which the operations and cash flows are clearly distinguishable from the other components of the business, and if so, whether the disposition represents a strategic shift that has a major effect on operations and financial results. In addition, we evaluate whether the business has met the criteria as a business held for sale. In order for a planned disposition to be classified as a business held for sale, the established criteria must be met as of the reporting date, including an active program to market the business and the expected disposition of the business within one year.
Planned dispositions are presented as discontinued operations when all the criteria described above are met. For those divestitures that qualify as discontinued operations, all comparative periods presented are reclassified in the consolidated balance sheets. Additionally, the results of operations of a discontinued operation are reclassified to income from discontinued operations, net of tax, for all periods presented in the consolidated statements of
Avantax, Inc. | 2022 Form 10-K 67

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
comprehensive income (loss). Results of discontinued operations include all revenue and expenses directly derived from such businesses; general corporate overhead is not allocated to discontinued operations.
Goodwill and Acquired Intangible Assets, Net
We test goodwill and indefinite-lived intangible assets for impairment annually, as of November 30, or more frequently when events or circumstances indicate that impairment may have occurred. For purposes of goodwill impairment testing, our reporting units are consistent with our reporting segments. As a result of the TaxAct Sale, which occurred after our annual impairment assessment, our continuing operations are presented as one reportable segment.
We test goodwill for impairment either by assessing qualitative factors to determine whether it is more likely than not that the fair values of our reporting unit(s) are less than their carrying amounts, or by performing a quantitative test. Qualitative factors include industry and market conditions, overall financial performance, and other relevant events and circumstances affecting each reporting unit. If we choose to perform a qualitative assessment and, after considering the totality of events or circumstances, we determine it is more likely than not the fair value(s) of our reporting unit(s) are less than their carrying amounts, then we perform a quantitative fair value test. Our quantitative test utilizes a weighted combination of a discounted cash flow model (known as the income approach) and a market approach which estimates a reporting unit’s fair value by applying income-based valuation multiples for a set of comparable companies to the reporting unit’s income. These approaches involve judgmental assumptions, including forecasted future cash flows expected to be generated by each reporting unit over an extended period of time, long-term growth rates, the identification of comparable companies, and each reporting unit’s weighted average cost of capital. The weighted average cost of capital factors in the relevant risk associated with business-specific characteristics and the uncertainty of achieving projected cash flows. These assumptions are unobservable inputs and are considered Level 3 measurements. Impairment is recognized as the excess of a reporting unit’s carrying amount, including goodwill, over its fair value.
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
Financial Professional Loans
We periodically extend credit to our financial professionals in the form of recruiting or retention loans, commission advances and other loans. The decision to extend credit to a financial professional is generally based on affiliation with Avantax Wealth Management and their ability to generate future revenues. Loans made in connection with recruiting or retention can either be repayable or forgivable over terms generally up to fifteen years provided that the financial professional remains a service provider to the Company. Forgivable loans are not repaid in cash and are amortized over the term of the loan. If a financial professional terminates their arrangement with the Company prior to the loan maturity date, the remaining balance becomes repayable immediately. We estimate an allowance for credit loss related to both repayable and forgivable loans at inception using estimates and
Avantax, Inc. | 2022 Form 10-K 68

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
assumptions based on historical loss experience and expectations of future loss rates. Management monitors the adequacy of these estimates on a periodic basis against actual trends experienced. The allowance for credit loss associated with these loans was not material as of December 31, 2022 and 2021.
During the years ended December 31, 2022 and 2021, we issued loans to financial professionals for $12.7 million and $22.0 million, respectively. As of December 31, 2022 and 2021, $23.3 million and $17.7 million, respectively, were included within “other long-term assets” on the consolidated balance sheets, and $6.0 million and $4.3 million, respectively, were included in “prepaid expenses and other current assets” on the consolidated balance sheets. During the years ended December 31, 2022, 2021, and 2020, we recognized $5.2 million, $2.3 million, and $0.9 million, respectively, of forgivable loan amortization within “cost of revenue” in the consolidated statements of comprehensive income (loss). Substantially all of our outstanding financial professional loans are considered forgivable.
Leases
We determine if an arrangement contains a lease at inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and the corresponding lease liabilities represent our obligation to make lease payments arising from the lease. On the commencement date, leases are evaluated for classification, and ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term. The ROU asset is reduced for tenant incentives and excludes any initial direct costs incurred. We have elected to combine the lease and non-lease components of a contract, if applicable, into a single lease component. The implicit rates within our leases are generally not readily determinable, and instead we use our incremental borrowing rate at the lease commencement date to determine the present value of lease payments. Fixed lease cost is recognized on a straight-line basis over the lease term. Variable lease payments are not included in the calculation of the ROU assets and lease liabilities and are recognized as lease costs as incurred. Our variable lease payments generally relate to amounts paid to lessors for common area maintenance.
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
•contract(s) with clients have been identified;
•performance obligations have been identified;
•transaction prices have been determined;
•transaction prices have been allocated to the performance obligations; and
Avantax, Inc. | 2022 Form 10-K 69

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
•the performance obligations have been fulfilled by transferring control over the promised services to the client.
The determination of when these criteria are satisfied varies by product or service and is explained in more detail below.
Revenue recognition. Revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenue is recognized upon the transfer of services to clients in an amount that reflects the consideration to which we expect to be entitled in exchange for those services. Payments received by us in advance of the performance of service are deferred and recognized as revenue when we have satisfied our performance obligation.
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
A substantial portion of advisory revenue and commission revenue is ultimately paid to our financial professionals. In Avantax Wealth Management, advisory fee payments to financial professionals typically occur at the beginning of the quarter, in advance, and therefore do not result in an advisory fee payable amount at quarter end. In Avantax Planning Partners, advisory fee payments (which are primarily composed of payments to CPA firms under fee sharing arrangements) are typically made quarterly, in arrears, and we record an estimate for the advisory fee payable based on the historical payout ratios and financial market movement for the period. For transaction-based commissions, we record an estimate for commissions payable based upon the payout rate of the financial professional generating the accrued commission revenue. For trailing commissions, we record an estimate for trailing commissions payable based upon historical payout ratios. Such amounts are recorded as “Commissions and advisory fees payable” on the consolidated balance sheets and “Cost of revenue” on the consolidated statements of comprehensive income (loss).
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
Costs to obtain a contract. We capitalize the incremental costs of obtaining a contract with a client, primarily one-time commissions paid to affiliates who refer clients, if we expect to recover those costs. These costs are
Avantax, Inc. | 2022 Form 10-K 70

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
amortized on a straight-line basis over a period of 15 years, which is the period over which we expect to transfer services to the client. The amortization of these costs are included in “Sales and marketing” on the consolidated statements of comprehensive income (loss). Capitalized costs to obtain a contract were not material for the years ended December 31, 2022 and 2021.
Advertising Expenses
Costs for advertising are recorded within “Sales and marketing” on the consolidated statements of comprehensive income (loss) when the advertisement appears. Advertising expense totaled $0.9 million, $2.0 million, and $1.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.
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
Avantax, Inc. | 2022 Form 10-K 71

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
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
Accounts receivable are typically unsecured and are derived from revenues earned from clients primarily located in the United States operating in a variety of geographic areas. We perform ongoing credit evaluations of our clients and maintain allowances for potential credit losses.
Geographic Revenue Information
Substantially all of our revenue for 2022, 2021, and 2020 was generated from clients located in the United States. All of our tangible fixed assets are located in the United States.
Recently Issued Accounting Pronouncements
There have been no recent accounting pronouncements, changes in accounting pronouncements, or recently issued accounting guidance during fiscal year 2022 that are material, significant, or potentially significant to us.
Note 3: Discontinued Operations
On October 31, 2022, we entered into the Purchase Agreement with the Buyer to sell our tax software business for an aggregate purchase price of $720.0 million in cash, subject to customary purchase price adjustments set forth in the Purchase Agreement. The TaxAct Sale subsequently closed on December 19, 2022.
The following table presents the gain associated with the sale, presented in the results of discontinued operations below (in thousands):

Gross purchase price, as adjusted per the terms of the Purchase Agreement	$717,911
Net assets disposed	(228,040)
Transaction costs	(17,634)
Pre-tax gain on disposal	$472,237

The carrying value of the net assets sold are as follows (in thousands):

Cash and cash equivalents	$4,591
Accounts receivable, net	250
Prepaid expenses and other current assets	7,861
Property, equipment, and software, net	22,377
Goodwill	188,542
Other intangible assets, net	19,500
Other long-term assets	184
Accounts payable	(1,433)
Accrued expenses and other current liabilities	(7,212)
Deferred revenue	(5,446)
Deferred tax liabilities, net	(1,174)
Total net assets sold	$228,040
Avantax, Inc. | 2022 Form 10-K 72

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
The following table presents summarized information regarding certain components of income (in thousands):

	Year Ended December 31,
	2022	2021	2020
Revenues	$247,241	$226,987	$208,763
Operating expenses	155,446	143,326	156,173
Interest expense and other, net	(39,303)	(31,658)	(26,634)
Income from discontinued operations before gain on disposal and income taxes	52,492	52,003	25,956
Pre-tax gain on disposal	472,237	—	—
Income from discontinued operations before income taxes	524,729	52,003	25,956
Income tax benefit (expense)	(107,603)	(741)	(666)
Income from discontinued operations	$417,126	$51,262	$25,290
In accordance with the terms of our Credit Agreement, approximately $525.4 million of the proceeds from the TaxAct Sale were required to be utilized to repay the remaining principal amount outstanding under our Credit Agreement discussed in "Note 7—Debt." In connection with this repayment, we incurred a loss on debt extinguishment of $4.2 million for the remaining amount of unamortized debt issuance costs and debt discount associated with the outstanding principal. Because the terms of our Credit Agreement required the repayment of our Term Loan in connection with the TaxAct Sale, ASC 205 requires interest expense and any loss on debt extinguishment associated with the borrowings to be reclassified to discontinued operations for all periods presented.
The following table presents the aggregate amounts of the classes of assets and liabilities classified as discontinued operations:

December 31,
2021
Assets:
Cash and cash equivalents	$34,195
Accounts receivable, net	692
Prepaid expenses and other current assets	6,745
Total current assets of discontinued operations	41,632
Property, equipment, and software, net	23,598
Goodwill, net	188,542
Other intangible assets, net	19,500
Other long-term assets	36
Total assets of discontinued operations	$273,308
Liabilities:
Accounts payable	$1,723
Accrued expenses and other current liabilities	10,020
Current deferred revenue	8,388
Total current liabilities of discontinued operations	20,131
Deferred tax liabilities, net	1,000
Total liabilities of discontinued operations	$21,131
Avantax, Inc. | 2022 Form 10-K 73

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
The following table presents significant non-cash items and capital expenditures of discontinued operations (in thousands):

	Year Ended December 31,
	2022	2021	2020
Non-cash items:
Stock-based compensation	$1,892	$2,635	$2,007
Depreciation	$8,099	$6,120	$3,339
Amortization of debt discount and issuance costs	$2,782	$2,668	$2,065
Loss on debt extinguishment	$4,192	$—	$—
Purchases of property, equipment, and software	$7,067	$9,277	$15,637
Transition Services Agreement and Sublease of Corporate Space
In connection with the TaxAct Sale, we entered into a Transition Services Agreement (“TSA”) with the Buyer pursuant to which each party will provide the other with certain transition services for an initial period ending on June 19, 2023. The income that we expect to receive from the TSA is expected to largely offset the costs that we will continue to incur during the term of the TSA. Furthermore, the Buyer signed a sublease agreement to sublease a portion of our corporate headquarters for an initial term of five years. The income and costs associated with the TSA and sublease are included within continuing operations of the consolidated statements of comprehensive income (loss) and were not material for the year ended December 31, 2022.
Note 4: Revenue Recognition
Revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenues by major category and the timing of revenue recognition was as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Recognized upon transaction:
Commission	$75,420	$89,970	$74,788
Transaction and fee	4,010	4,210	6,494
Total revenue recognized upon transaction	$79,430	$94,180	$81,282
Recognized over time:
Advisory	$398,839	$395,800	$314,751
Commission	98,011	120,707	110,413
Asset-based	65,043	22,101	23,688
Transaction and fee	25,173	25,425	16,055
Total revenue recognized over time	$587,066	$564,033	$464,907
Total revenue:
Advisory	$398,839	$395,800	$314,751
Commission	173,431	210,677	185,201
Asset-based	65,043	22,101	23,688
Transaction and fee	29,183	29,635	22,549
Total revenue	$666,496	$658,213	$546,189
Note 5: Asset Acquisitions
During the years ended December 31, 2022, 2021 and 2020, we completed several acquisitions that met the criteria to be accounted for as asset acquisitions. Total initial purchase consideration, including acquisition costs and fixed deferred payments, was $5.6 million, $8.5 million, and $4.4 million, respectively. This purchase consideration was allocated to the acquired assets, primarily client relationship intangibles. Client relationship intangibles are amortized on a straight-line basis over an amortization period of 15 years.
Avantax, Inc. | 2022 Form 10-K 74

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
We are subject to variable contingent consideration payments related to these acquisitions that are not recognized as a liability on our consolidated balance sheets until all contingencies related to the achievement of future financial targets are resolved and the consideration is paid. As of December 31, 2022, the maximum future contingent payments associated with these asset acquisitions was $21.3 million, with specified payment dates from 2023 through 2026.
Note 6: Goodwill and Acquired Intangible Assets, Net
Goodwill
The following table presents goodwill recorded on our consolidated balance sheets (in thousands):

Total
Balance as of December 31, 2019	$473,833
Acquired	63,737
Purchase accounting adjustments	(666)
Impairment	(270,625)
Balance as of December 31, 2020	266,279

Balance as of December 31, 2021	266,279

Balance as of December 31, 2022	$266,279
Beginning in March 2020, the COVID-19 pandemic had a significant negative impact on the U.S. and global economy and caused substantial disruption in the U.S. and global securities markets, and as a result, negatively impacted certain key business drivers, such as client asset levels and interest rates. These macroeconomic and Company-specific factors, in totality, served as a triggering event that resulted in the testing of goodwill for potential impairment. As a result of our quantitative impairment test described in “Note 2—Summary of Significant Accounting Policies,” we recorded a $270.6 million goodwill impairment in the first quarter of 2020. No incremental impairments were recognized as of our annual impairment tests performed on November 30, 2022, 2021, and 2020.
Acquired Intangible Assets, Net
Acquired intangible assets, net, consisted of the following (in thousands):

	December 31, 2022				December 31, 2021
	Weighted average amortization period (years)	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
Definite-lived intangible assets:
Financial professional relationships	13.2	$318,700	$(130,969)	$187,731	$318,700	$(111,916)	$206,784
Client relationships	12.9	74,532	(10,306)	64,226	65,573	(5,729)	59,844
Sponsor relationships	10.9	17,200	(6,630)	10,570	17,200	(5,655)	11,545
CPA firm relationships	12.5	4,070	(678)	3,392	4,070	(407)	3,663
Trade name	0.5	3,100	(3,017)	83	3,100	(2,379)	721
Technology	0.0	2,980	(2,980)	—	2,980	(2,852)	128
Curriculum	0.0	900	(900)	—	900	(796)	104
Total acquired intangible assets, net		$421,482	$(155,480)	$266,002	$412,523	$(129,734)	$282,789
Avantax, Inc. | 2022 Form 10-K 75

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Expected amortization of definite-lived intangible assets held as of December 31, 2022 was as follows (in thousands):

2023	$24,845
2024	24,286
2025	23,606
2026	22,985
2027	22,417
Thereafter	147,863
Total	$266,002
Note 7: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	December 31, 2022	December 31, 2021
	Senior Secured Credit Facility
Principal outstanding	$—	$561,344
Unamortized debt issuance costs	—	(3,371)
Unamortized debt discount	—	(3,027)
Net carrying value	$—	$554,946
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
The Company is required to make mandatory annual prepayments on the Term Loan in certain circumstances, including in the event that the Company generates Excess Cash Flow (as defined in the Credit Agreement) in a given fiscal year. The Credit Agreement permits the Company to voluntarily prepay the Term Loan without premium or penalty. In addition, the Company is required to make principal amortization payments on the Term Loan quarterly on the last business day of each March, June, September, and December, in an amount equal to approximately $0.5 million(subject to reduction for prepayments), with the remaining principal amount of the Term Loan due on the Term Loan Maturity Date.
On August 5, 2022, and as provided for within our Senior Secured Credit Facility, we voluntarily prepaid $35.0 million of principal outstanding under our Term Loan. In connection with this prepayment, we recorded a $0.2 million loss on extinguishment of debt for the proportionate amount of unamortized debt issuance costs and debt discount associated with the principal repaid. Furthermore, during the fourth quarter of 2022 and subject to the terms of the Credit Agreement, the remaining principal outstanding of our Term Loan (approximately $525.4 million) was required to be repaid in connection with the close of the TaxAct Sale. In connection with this repayment, we incurred a loss on debt extinguishment of $4.2 million for the remaining amount of unamortized debt issuance costs and debt discount associated with the outstanding principal. As of December 31, 2022, we had no principal amount outstanding under the Term Loan and no amounts outstanding under the New Revolver. Based on aggregate loan commitments as of December 31, 2022, approximately $90.0 million was available for future borrowings under the Senior Secured Credit Facility, subject to customary terms and conditions.
The interest rate on the Term Loan is variable at the London Interbank Offered Rate (subject to a floor of 1.0%), plus the applicable interest rate margin of 4.0% for Eurodollar Rate Loans (as defined in the Credit
Avantax, Inc. | 2022 Form 10-K 76

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Agreement) and 3.0% for ABR Loans (as defined in the Credit Agreement). For the year ended December 31, 2022, the weighted average applicable interest rate on the Term Loan was 5.9%. Depending on the Consolidated First Lien Net Leverage Ratio (as defined in the Credit Agreement), the applicable interest rate margin on the New Revolver ranges from 2.0% to 2.5% for Eurodollar Rate Loans and 1.0% to 1.5% for ABR Loans. The Company is required to pay a commitment fee on the undrawn commitment under the New Revolver in a percentage that is dependent on the Consolidated First Lien Net Leverage Ratio that ranges from 0.35% to 0.4%. Interest is payable at the end of each interest period, typically quarterly.
Except as described above, and before consideration of the amendment to our Credit Agreement discussed below, there have been no significant changes to the terms of the Term Loan or the New Revolver since previously disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021. The Company was in compliance with the debt covenants of the Senior Secured Credit Facility as of December 31, 2022.
On January 24, 2023 (the “Closing Date”), we entered into a restatement agreement (the “Amended and Restated Credit Agreement”), which amends and restates in its entirety our existing Credit Agreement. The Amended and Restated Credit Agreement provides for a delayed draw term loan facility up to a maximum principal amount of $270.0 million (the “Delayed Draw Term Loan Facility”) and a revolving credit facility with a commitment amount of $50.0 million (the “Revolving Credit Facility”). We may borrow term loans under the Delayed Draw Term Loan Facility (the “Term Loans”) until January 24, 2024. The stated maturity date of the Delayed Draw Term Loan Facility and the Revolving Credit Facility is January 24, 2028 (the “Maturity Date”). The proceeds of any Term Loans may be used to fund shareholder distributions and for general corporate purposes. The proceeds of any loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes. On February 24, 2023, we borrowed $170.0 million under the Delayed Draw Term Loan Facility.
Note 8: Leases
Our leases are primarily related to office space and are classified as operating leases. Operating lease cost, net of sublease income, is recognized in “General and administrative” expense for those net costs related to leases used in our operations and within “Acquisition and integration” expense for those net costs related to an unoccupied lease resulting from our acquisition of 1st Global, Inc. and 1st Global Insurance Services, Inc. (together, the “1st Global Acquisition”) on the consolidated statements of comprehensive income (loss).
Operating lease cost, net of sublease income, cash paid on operating lease liabilities, and ROU assets obtained in exchange for lease obligations for the years ended December 31, 2022, 2021, and 2020 were as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Fixed lease cost (1)	$3,858	$4,188	$6,762
Variable lease cost	1,402	1,057	893
Operating lease cost, before sublease income	5,260	5,245	7,655
Sublease income	(937)	(464)	(1,235)
Total operating lease cost, net of sublease income	$4,323	$4,781	$6,420
Additional lease information:
Cash paid on operating lease liabilities (2)	$5,095	$1,853	$3,818
ROU assets obtained in exchange for lease obligations	$390	$93	$21,766
____________________________
(1)For the years ended December 31, 2021 and December 31, 2020, fixed lease cost from discontinued operations were $0.3 million and $0.5 million, respectively. As these amounts were not material to the disclosures above, we have not adjusted the historical presentation.
(2)For the years ended December 31, 2021 and December 31, 2020, cash paid on operating lease liabilities from discontinued operations were $0.3 million and $0.5 million. As these amounts were not material to the disclosures above, we have not adjusted the historical presentation.
Avantax, Inc. | 2022 Form 10-K 77

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Right-of-use assets and operating leases were recorded on the consolidated balance sheets as follows (in thousands):

	December 31,
	2022	2021
Right-of-use assets, net	$19,361	$20,466

Current lease liabilities	$5,139	$4,896
Long-term lease liabilities	30,332	33,267
Total operating lease liabilities	$35,471	$38,163

Weighted-average remaining lease term (in years)	9.4	10.3
Weighted-average discount rate	5.5%	5.4%
The maturities of our operating lease liabilities as of December 31, 2022 are as follows (in thousands):

Undiscounted cash flows:
2023	$5,289
2024	5,184
2025	5,086
2026	4,256
2027	3,858
Thereafter	22,315
Total undiscounted cash flows	45,988
Imputed interest	(10,517)
Present value of cash flows	$35,471
During the year ended December 31, 2020, we began subleasing a portion of our former office building acquired in the 1st Global Acquisition for rental rates that were less than those of the original building lease, representing a triggering event to test the right-of-use asset for impairment. The estimated fair value of the asset was calculated using a discounted cash flow analysis that included forecasted cash flows and a discount rate derived from market data, both of which are Level 3 fair value inputs. As a result of this test, we recognized impairment expense of $4.1 million for the year ended December 31, 2020, which was included in “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss). There was no impairment recognized during the years ended December 31, 2022 and 2021.
Note 9: Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in thousands):

	December 31,
	2022	2021
Prepaid expenses	$7,857	$6,393
Forgivable loans	5,951	4,316
Other current assets	1,219	1,022
Total prepaid expenses and other current assets	$15,027	$11,731
Avantax, Inc. | 2022 Form 10-K 78

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Property, equipment, and software, net, consisted of the following (in thousands):

	December 31,
	2022	2021
Internally developed software	$29,491	$14,548
Computer equipment	5,172	4,451
Purchased software	6,433	6,644
Leasehold improvements	16,944	16,953
Airplane	3,770	3,770
Office furniture	7,257	7,257
Office equipment	2,425	2,423
Data center servers	1,253	984
Capital projects in progress (1)	11,237	13,200
Property, equipment, and software, gross	83,982	70,230
Less: Accumulated depreciation	(30,941)	(20,190)
Total property, equipment, and software, net	$53,041	$50,040
____________________________
(1)Represents costs that have been capitalized for internally developed software projects that have not yet been placed into service.
The net carrying value of internally developed software was $26.5 million and $19.4 million as of December 31, 2022 and 2021, respectively. We recorded depreciation expense for internally developed software of $5.9 million, $3.4 million, and $2.5 million for the years ended December 31, 2022, 2021, and 2020, respectively.
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Salaries and related benefit expenses	$17,481	$18,211
HKFS Contingent Consideration liability (2)	—	28,300
Accrued legal costs	1,102	2,796
Accrued vendor and advertising costs	2,726	2,040
Accrued taxes (3)	85,965	—
Accrued fixed and variable acquisition consideration	897	837
Other	3,041	3,474
Total accrued expenses and other current liabilities	$111,212	$55,658
____________________________
(2)For more information on our contingent liabilities, see “Note 10—Commitments and Contingencies.”
(3)A significant portion of accrued taxes relate to federal and state income taxes, including those related to the TaxAct Sale. See “Note 16—Income Taxes” for more information.
Other long-term liabilities consisted of the following (in thousands):

	December 31,
	2022	2021
Deferred compensation	$7,974	$—
Accrued cash-settled stock-based compensation	7,556	1,391
Other	6,946	5,361
Other long-term liabilities	$22,476	$6,752
Avantax, Inc. | 2022 Form 10-K 79

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Note 10: Commitments and Contingencies
Purchase Commitments
Our purchase commitments primarily consist of outsourced information technology, commitments to our portfolio management tool vendor, commitments to our clearing firm provider, and commitments for financial professional support programs. As of December 31, 2022, our purchase commitments for the next five years and thereafter were as follows (in thousands):

2023	$14,209
2024	11,010
2025	5,672
2026	4,575
2027	2,269
Thereafter	1,125
Total purchase commitments	$38,860
TaxAct Indemnification Obligations
In connection with the TaxAct Sale, we have certain indemnification obligations to the Buyer, TaxAct Holdings, Inc. and their respective affiliates and representatives with respect to certain losses actually incurred or suffered as a result of any claim, action, suit, or proceeding against such indemnitees arising out of or relating to the use by us or any of our affiliates in the tax software business of website tracking and analytics technologies prior to the closing of the TaxAct Sale. Such indemnification obligations terminate on December 19, 2027 and may not exceed $5.4 million ($1.0 million of which is allocable to the deductible under our insurance policies). We believe that we will be able to recover from our insurers all or a substantial portion of payments made pursuant to such indemnification obligations. The current carrying amount of the liability for these indemnification obligations is $1.0 million as of December 31, 2022 and is included within “Other long-term liabilities” on the consolidated balance sheets. We did not recognize any charges within the consolidated statements of comprehensive income (loss) associated with these indemnification obligations for the year ended December 31, 2022.
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
The amounts owed for the HKFS Contingent Consideration were determined based on advisory asset levels (i) for the period beginning July 1, 2020 and ended June 30, 2021 and (ii) for the period beginning July 1, 2021 and ended June 30, 2022. Pursuant to the Stock Purchase Agreement, dated as of January 6, 2020, by and among the Company, HKFS, the selling stockholders named therein (the “Sellers”), and JRD Seller Representative, LLC, as the Sellers’ representative (as amended on April 7, 2020, June 30, 2020, and June 29, 2021) (the “HKFS Purchase Agreement”), the maximum aggregate amount that we were required to pay for each earn-out period was
Avantax, Inc. | 2022 Form 10-K 80

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
$30.0 million. If the asset market values on the applicable measurement date fell below certain specified thresholds, no payment of consideration was owed to the Sellers for such period.
Based on advisory asset levels for each earn-out period, we paid the full $30.0 million to the Sellers in the third quarter of 2021 for the first earn-out, and $23.0 million in the third quarter of 2022 for the second earn-out. There are no remaining contingent payments due to the Sellers as of December 31, 2022.
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
We are not currently a party to any such matters for which we have recognized a material liability on our condensed consolidated balance sheet as of December 31, 2022.
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

		Fair value measurements at the reporting date using
	December 31, 2022	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,369	$4,369	$—	$—
Deferred compensation assets	7,974	7,974	—	—
Total assets at fair value	$12,343	$12,343	$—	$—

Deferred compensation liabilities	7,974	7,974	—	—
Total liabilities at fair value	$7,974	$7,974	$—	$—
Avantax, Inc. | 2022 Form 10-K 81

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020

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
We offer non-qualified deferred compensation plans to our executive officers, board of directors, and certain independent financial professionals. Participants in these plans direct the investment of their accounts among the available investment options, which are generally the same as those available under our 401(k) plan. We have elected to fund these obligations through a rabbi trust which mirrors the investment elections made by participants. The assets in the rabbi trust are held for the purpose of satisfying our obligations to participants, however, remain subject to the claims of our creditors in the event we become insolvent. Our obligations and corresponding investments held under these non-qualified deferred compensation plans primarily consist of money market and mutual funds and are classified within Level 1 of the fair value hierarchy because we value them utilizing quoted prices in active markets. These investments, and the corresponding deferred compensation liabilities, are included within “Other long-term assets” and “Other long-term liabilities”, respectively, on the consolidated balance sheets.
The HKFS Contingent Consideration liability relates to post-closing earn-out payments resulting from the acquisition of Avantax Planning Partners, formerly “HKFS” (see "Note 10—Commitments and Contingencies"). The final value of the second earn-out was $23.0 million as of June 30, 2022 (the measurement date for the second earn-out payment) and was paid in the third quarter of 2022. Prior to this measurement date, the estimated fair value of the HKFS Contingent Consideration liability was determined using a Monte Carlo simulation model and certain Level 3 inputs previously disclosed within our Annual Report on Form 10-K for the year ended December 31, 2021. The HKFS Contingent Consideration liability was previously included in “Accrued expenses and other current liabilities” on the consolidated balance sheets.
A roll forward of the HKFS Contingent Consideration liability is as follows (in thousands):

HKFS Contingent Consideration Liability
Balance as of December 31, 2020	$35,900
Change in fair value	22,400
HKFS Contingent Consideration first earn-out payment	(30,000)
Balance as of December 31, 2021	28,300
Change in fair value	(5,320)
HKFS Contingent Consideration second earn-out payment	(22,980)
Balance as of December 31, 2022	$—
Changes in the fair value of this contingent consideration are reflected in “Acquisition and integration” expense on the consolidated statements of comprehensive income (loss).
Avantax, Inc. | 2022 Form 10-K 82

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Fair Value of Financial Instruments
We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, financial professional loans, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of December 31, 2022, there was no principal amount outstanding under our Term Loan. As of December 31, 2021, the Term Loan’s principal amount was $561.3 million, and the fair value of the Term Loan’s principal amount was $559.9 million. The fair value of the Term Loan’s principal amount was based on Level 2 inputs from a third-party market quotation.
Note 12: Stockholders' Equity
Stock Repurchase Plans and Authorizations
On December 9, 2021, we announced that our board of directors authorized the Company to repurchase an additional $28.3 million of our common stock pursuant to our stock repurchase plan (the “December 2021 repurchase plan”), bringing the total authorized repurchases under the December 2021 repurchase plan back to $100.0 million as of December 31, 2021. In November 2022, our board of directors replaced the December 2021 repurchase plan with an authorization to repurchase up to $200.0 million of our common stock.
Pursuant to the December 2021 repurchase plan, share repurchases were made through a variety of methods, including open market or privately negotiated transactions. The timing and number of shares repurchased depended on a variety of factors, including price, general business and market conditions, our capital allocation policy, and alternative investment opportunities. The November 2022 stock repurchase authorization does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date.
For the year ended December 31, 2021, we did not repurchase any shares of our common stock under the December 2021 repurchase plan. For the year ended December 31, 2022 we repurchased approximately 1.9 million shares of our common stock under the December 2021 repurchase plan for an aggregate purchase price of approximately $35.0 million. The remaining authorized amount under the stock authorization as of December 31, 2022, was $200.0 million.
Between January 1, 2023 and January 26, 2023, we repurchased approximately 0.5 million shares of our common stock under our stock repurchase authorization for an aggregate purchase price of approximately $12.5 million. The remaining authorized amount under the stock repurchase authorization as of February 24, 2023 was approximately $187.5 million.
Capital Return Program
On January 27, 2023, we commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase shares of our common stock for an aggregate purchase price of up to $250 million at a price per share not less than $27.00 and not greater than $31.00. The Tender Offer is in addition to, and separate from, the $200.0 million stock repurchase authorization discussed above. The Tender Offer was not conditioned upon any minimum number of shares being tendered and was not subject to a financing condition. The Tender Offer expired at 12:00 midnight, New York City Time, at the end of the day on February 24, 2023. Based on the preliminary results of the Tender Offer, we expect to purchase 8.3 million shares, or approximately 17.4% of our outstanding shares of common stock as of February 24, 2023, for aggregate cash consideration of $250.0 million (excluding fees and expenses related to the Tender Offer).
Avantax, Inc. | 2022 Form 10-K 83

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Note 13: Stock-based Compensation
Employee Stock Purchase Plan
The 2016 Employee Stock Purchase Plan (“ESPP”) permits eligible employees to contribute up to 15% of their base earnings toward the twice-yearly purchase of our common stock, subject to an annual maximum dollar amount. The purchase price is the lesser of 85% of the fair market value of common stock on the first day or on the last day of an offering period. An aggregate of 2.7 million shares of common stock are authorized for issuance under the ESPP. Of this amount, 0.2 million shares were available for issuance as of December 31, 2022. We issue new shares upon purchase through the ESPP.
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
A summary of stock options and RSUs as of December 31, 2022 is as follows:

Number of shares authorized for awards	10,715,156
Options and RSUs outstanding	3,003,945
Options and RSUs expected to vest	2,491,300
Options and RSUs available for grant	4,970,588
Avantax, Inc. | 2022 Form 10-K 84

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
For the year ended December 31, 2022, the following activity occurred under our stock incentive plans:

	Number of options	Weighted average exercise price	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
Stock options:
Outstanding as of December 31, 2021	1,703,355	$16.81
Granted	187,261	$17.68
Forfeited	(57,527)	$13.28
Expired	(7,500)	$20.35
Exercised	(168,556)	$12.96
Outstanding as of December 31, 2022	1,657,033	$17.40	$13,594	3.7
Exercisable as of December 31, 2022	1,018,453	$18.12	$7,666	2.8
Vested and expected to vest after December 31, 2022	1,601,834	$17.45	$13,073	3.6
To estimate stock-based compensation expense, we used the Black-Scholes-Merton valuation method with the following assumptions for stock options granted:

	Year Ended December 31,
	2022	2021	2020
Risk-free interest rate	0.53% - 1.00%	0.20% - 0.84%	0.24% - 1.62%
Expected dividend yield	—%	—%	—%
Expected volatility	49% - 56%	48% - 51%	39% - 56%
Expected life	3.5	3.5	3.5
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

	Number of units	Weighted average grant date fair value	Intrinsic value (in thousands)	Weighted average remaining contractual term (in years)
RSUs:
Time and performance-based
Outstanding as of December 31, 2021	1,852,809	$20.09
Granted	610,368	$19.00
Forfeited	(241,420)	$18.37
Vested	(874,845)	$22.48
Outstanding as of December 31, 2022	1,346,912	$18.36	$34,388	1.0
Expected to vest after December 31, 2022	889,466	$17.69	$22,708	0.7

Cash-settled
Outstanding as of December 31, 2021	299,465	$17.34
Granted	715,934	$18.19
Forfeited	(153,239)	$17.75
Vested	(33,529)	$17.67
Outstanding as of December 31, 2022	828,631	$17.99	$21,155	1.5
Expected to vest after December 31, 2022	779,943	$17.99	$19,912	1.5
Avantax, Inc. | 2022 Form 10-K 85

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Supplemental information is presented below:

	Year Ended December 31,
	2022	2021	2020
Stock options:
Weighted average grant date fair value per option granted	$6.69	$6.37	$6.04
Total intrinsic value of options exercised (in thousands)	$1,279	$268	$71
Total fair value of options vested (in thousands)	$2,468	$1,420	$4,488
RSUs:
Time and performance-based
Weighted average grant date fair value per unit granted	$19.00	$15.87	$19.06
Total intrinsic value of units vested (in thousands)	$15,811	$7,167	$4,115
Total fair value of units vested (in thousands)	$23,038	$10,427	$6,182
Cash-settled
Weighted average grant date fair value per unit granted	$18.19	$17.34	$—
Total fair value of units settled upon vesting (in thousands)	$757	$—	$—
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

	Year Ended December 31,
	2022	2021	2020
Cost of revenue	$6,221	$5,086	$5,123
Engineering and technology	635	400	363
Sales and marketing	3,007	2,176	1,218
General and administrative (1)	11,290	10,457	1,355
Total in continuing operations	21,153	18,119	8,059
Discontinued operations	1,892	2,635	2,007
Total	$23,045	$20,754	$10,066
___________________________
(1)Stock-based compensation expense for the year ended December 31, 2020 was reduced by $8.5 million related to the reversal of stock-based compensation expense due to: (1) forfeitures resulting from executive departures and (2) the reversal of stock-based compensation expense for performance-based RSUs that are not expected to vest.
As of December 31, 2022, total unrecognized stock-based compensation expense related to unvested stock awards was as follows:

	Expense (in thousands)	Weighted average period over which to be recognized (in years)
Stock options	$755	1.2
Time and performance-based RSUs	6,004	1.5
Cash-settled RSUs	10,236	1.8
Total	$16,995
Avantax, Inc. | 2022 Form 10-K 86

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Note 14: Interest Expense and Other, Net
“Interest expense and other, net” on the consolidated statements of comprehensive income (loss) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Interest expense	$217	$6	$3
Interest income and other	258	416	980
Non-capitalized debt issuance expenses	—	—	3,687
Interest expense and other, net	$475	$422	$4,670
Note 15: 401(k) Plan
We have a 401(k) savings plan covering our employees. Eligible employees may contribute through payroll deductions. Pursuant to a continuing resolution by our board of directors, we match a portion of the 401(k) contributions made by our employees. The amount we have contributed ranges from 1% to 4% of an employee’s salary, depending upon the percentage contributed by the employee. For the years ended December 31, 2022, 2021, and 2020, we contributed $2.9 million, $2.6 million, and $2.0 million, respectively, to our employees’ 401(k) plans.
Note 16: Income Taxes
Loss from continuing operations before income taxes consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
United States	$(11,813)	$(53,464)	$(326,380)
Loss from continuing operations before income taxes	$(11,813)	$(53,464)	$(326,380)
Income tax expense (benefit) consisted of the following (in thousands):

	Year Ended December 31,
	2022	2021	2020
Current:
State	$1,121	$(716)	$29
Total current expense (benefit)	1,121	(716)	29
Deferred:
U.S. federal	(15,394)	(7,712)	41,437
State	(661)	(1,531)	199
Total deferred expense (benefit)	(16,055)	(9,243)	41,636
Income tax expense (benefit)	$(14,934)	$(9,959)	$41,665
Avantax, Inc. | 2022 Form 10-K 87

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
Income tax expense (benefit) differed from the amount calculated by applying the statutory federal income tax rate of 21% as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Income tax benefit at the statutory federal income tax rate	$(2,481)	$(11,226)	$(68,540)
Non-deductible compensation	1,870	1,378	1,589
State income taxes, net of federal benefit	591	(681)	70
Excess tax deficiencies of stock-based compensation	1,402	612	1,142
Uncertain tax positions and audit settlements	—	(966)	(575)
Valuation allowance	(16,599)	(50,934)	23,911
Net operating loss write-off	—	29,380	26,791
Capital loss carryforwards write-off	—	22,324	—
Other	283	154	446
Non-deductible goodwill	—	—	56,831
Income tax expense (benefit)	$(14,934)	$(9,959)	$41,665
For the year ended December 31, 2022, the primary difference between the statutory tax rate and the annual effective tax rate was due to a reduction in our valuation allowance. This reduction was a result of the utilization of net operating losses against current year taxable income. Other differences between the statutory rate and the annual effective tax rate are related to non-deductible compensation, excess tax deficiencies for stock compensation, and state taxes.
For the year ended December 31, 2021, the primary difference between the statutory tax rate and the annual effective tax rate was due to non-deductible compensation, excess tax deficiencies for stock compensation, and the net impact of the reduction in our valuation allowance, which included the utilization of net operating losses for current year taxable income, the write-off of expired federal net operating losses, and the write-off of expired capital loss carryforwards. Other differences between the statutory rate and the annual effective tax rate are related to state taxes and uncertain tax positions.
For the year ended December 31, 2020, the primary differences between the statutory tax rate and the annual effective tax rate were the impact of the non-deductible goodwill impairment, the write-off of expired federal net operating losses, and incremental valuation allowance. Other differences between the statutory rate and the annual effective tax rate are related to non-deductible compensation, excess tax deficiencies for stock compensation, uncertain tax positions, and state taxes.
Avantax, Inc. | 2022 Form 10-K 88

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
The tax effect of temporary differences and net operating loss carryforwards that gave rise to our deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss and credit carryforwards	$828	$21,828
Capital loss	—	429
Accrued compensation	8,033	6,046
Stock-based compensation	5,487	5,996
Deferred revenue	1,741	1,966
Lease liabilities	8,568	9,083
Other, net	2,556	2,630
Total gross deferred tax assets	27,213	47,978
Valuation allowance	(202)	(16,801)
Deferred tax assets, net of valuation allowance	27,011	31,177
Deferred tax liabilities:
Amortization	(42,875)	(44,644)
Depreciation	(237)	(756)
Right-of-use assets	(4,677)	(4,871)
Other, net	(41)	(30)
Total gross deferred tax liabilities	(47,830)	(50,301)
Net deferred tax liabilities	$(20,819)	$(19,124)
The changes in the valuation allowance for deferred tax assets are shown below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$16,801	$67,735	$43,824
Increase (decrease) in valuation allowance—future year utilization	—	2,105	18,136
Increase (decrease) in valuation allowance—current year utilization and expiration	(16,599)	(53,039)	5,047
Increase (decrease) in valuation allowance—other	—	—	728
Balance at end of year	$202	$16,801	$67,735
As of December 31, 2022, we evaluated the need for a valuation allowance for deferred tax assets based upon our assessment of whether it is more likely than not that we will generate sufficient future taxable income necessary to realize the deferred tax benefits. In 2022, we decreased the valuation allowance by $16.6 million related to the utilization of net operating losses (“NOLs”) and capital loss carryforwards to offset current year taxable income.
As of December 31, 2022, our U.S. federal net operating loss carryforwards were zero. State net operating loss carryforwards for income tax purposes were $14.0 million ($0.8 million tax effected), which primarily related to excess tax benefits for stock-based compensation. If unutilized, our state net operating loss carryforward will expire between 2025 and 2042. We anticipate state net operating loss carryforwards to be utilized in the future, except for the Avantax Wealth Management, Inc. separate state net operating losses. Therefore, a valuation allowance of $0.2 million will remain until it is more likely than not that these operating losses will be utilized.
Avantax, Inc. | 2022 Form 10-K 89

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
A reconciliation of the unrecognized tax benefit balances is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Balance at beginning of year	$4,665	$7,476	$19,483
Gross decreases for tax positions of prior years	—	—	(11,972)
Purchase accounting for 1st Global Acquisition	—	—	(35)
Statute of limitations expirations	(1,856)	(2,811)	—
Balance at end of year	$2,809	$4,665	$7,476
The total amount of unrecognized tax benefits that could affect our effective tax rate if recognized was $1.8 million and $1.8 million as of December 31, 2022 and 2021, respectively. The remaining $1.0 million and $2.9 million was not recognized on our consolidated balance sheets as of December 31, 2022 and 2021, respectively, and if recognized, would create a deferred tax asset. The Company and its subsidiaries file income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, we are no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2017, although NOL carryforwards and tax credit carryforwards from any year are subject to examination and adjustment for at least three years following the year in which they are fully utilized. As of December 31, 2022, no significant adjustments have been proposed relative to our tax positions.
For the year ended December 31, 2022, we reversed $0.1 million of interest and penalties related to uncertain tax positions. For the year ended December 31, 2021, we reversed $0.2 million of interest and penalties related to uncertain tax positions. For the year ended December 31, 2020, the amount recognized for interest and penalties related to uncertain tax positions was not material. We had $1.5 million and $1.3 million accrued for interest and penalties as of December 31, 2022 and 2021, respectively.
Note 17: Net Income (Loss) Per Share
“Basic net income (loss) per share” is calculated using the weighted average number of common shares outstanding during the applicable period. “Diluted net income (loss) per share” is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the applicable period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of outstanding RSUs using the treasury stock method. Cash-settled restricted stock units are not settled in common shares and are therefore excluded from dilutive potential common shares. Dilutive potential common shares are excluded from the calculation of diluted net income per share if their effect is antidilutive, including when we report a loss from continuing operations. Certain of our performance-based RSUs are considered contingently issuable shares and are excluded from the diluted weighted average common shares outstanding computation because the related performance-based criteria were not achieved as of the end of the reporting period.
Avantax, Inc. | 2022 Form 10-K 90

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Income (loss) from continuing operations	$3,121	$(43,505)	$(368,045)
Income from discontinued operations	417,126	51,262	25,290
Net income (loss)	420,247	7,757	(342,755)
Denominator:
Basic weighted average common shares outstanding	47,994	48,578	47,978
Dilutive potential common shares	1,189	—	—
Diluted weighted average common shares outstanding	49,183	48,578	47,978
Basic net income (loss) per share:
Continuing operations	$0.07	$(0.90)	$(7.67)
Discontinued operations	8.69	1.06	0.53
Basic net income (loss) per share:	$8.76	$0.16	$(7.14)
Diluted net income (loss) per share:
Continuing operations	$0.06	$(0.90)	$(7.67)
Discontinued operations	8.48	1.06	0.53
Diluted net income (loss) per share:	$8.54	$0.16	$(7.14)
Shares excluded (1)	774	3,811	2,936
____________________________
(1)Potential common shares were excluded from the calculation of diluted net income (loss) per share for these periods because their effect would have been anti-dilutive. For the years ended December 31, 2021 and December 31, 2020, all potential common shares were excluded from the calculation of diluted net income (loss) per share due to the loss from continuing operations.
Note 18: Subsequent Events
Amended and Restated Credit Agreement
On January 24, 2023 (the “Closing Date”), we entered into an Amended and Restated Credit Agreement, which amends and restates in its entirety our existing Credit Agreement.
The Amended and Restated Credit Agreement provides for a delayed draw term loan facility up to a maximum principal amount of $270 million (the “Delayed Draw Term Loan Facility”) and a revolving credit facility with a commitment amount of $50 million (the “Revolving Credit Facility”). We may borrow term loans under the Delayed Draw Term Loan Facility (the “Term Loans”) until January 24, 2024. The stated maturity date of the Delayed Draw Term Loan Facility and the Revolving Credit Facility is January 24, 2028 (the “Maturity Date”). The proceeds of any Term Loans may be used to fund shareholder distributions and for general corporate purposes. The proceeds of any loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes. On February 24, 2023, we borrowed $170.0 million under the Delayed Draw Term Loan Facility.
Stock Repurchases
Between January 1, 2023 and January 26, 2023, we repurchased approximately 0.5 million shares of our common stock under our stock repurchase authorization for an aggregate purchase price of approximately $12.5 million. The remaining authorized amount under the stock repurchase authorization as of February 24, 2023 was approximately $187.5 million.
Capital Return Program
On January 27, 2023, we commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase shares of our common stock for an aggregate purchase price of up to $250 million at a price per share not less than $27.00 and not greater than $31.00. The Tender Offer is in addition to, and separate from, the $200.0 million stock repurchase authorization discussed in "Note 12—Stockholders' Equity." The Tender Offer was
Avantax, Inc. | 2022 Form 10-K 91

AVANTAX, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
Years Ended December 31, 2022, 2021, and 2020
not conditioned upon any minimum number of shares being tendered and was not subject to a financing condition. The Tender Offer expired at 12:00 midnight, New York City Time, at the end of the day on February 24, 2023. Based on the preliminary results of the Tender Offer, we expect to purchase 8.3 million shares, or approximately 17.4% of our outstanding shares of common stock as of February 24, 2023, for aggregate cash consideration of $250.0 million (excluding fees and expenses related to the Tender Offer).
Avantax, Inc. | 2022 Form 10-K 92

ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
ITEM 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of December 31, 2022 to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure, and that such information is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms.
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
Based on our evaluation under the framework in Internal Control – Integrated Framework (2013 framework), our management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Ernst & Young LLP has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, and its report is included below.
Changes in Internal Control Over Financial Reporting
There was no change in our internal control over financial reporting that occurred during the fourth quarter of 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
Avantax, Inc. | 2022 Form 10-K 93

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of Avantax, Inc.
Opinion on Internal Control Over Financial Reporting
We have audited Avantax, Inc.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Avantax, Inc. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of Avantax, Inc. as of December 31, 2022 and 2021, the related consolidated statements of comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 28, 2023 expressed an unqualified opinion thereon.
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
February 28, 2023
Avantax, Inc. | 2022 Form 10-K 94

ITEM 9B. Other Information
None.
ITEM 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
None.
Avantax, Inc. | 2022 Form 10-K 95

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

Avantax, Inc. | 2022 Form 10-K 96

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
(b) Exhibits

Avantax, Inc. | 2022 Form 10-K 97

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Blucora, Inc., as guarantor	8-K	March 19, 2019	2.1
2.2	Stock Purchase Agreement, dated as of January 6, 2020, by and among Blucora, Inc., Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement dated June 30, 2020	8-K	July 1, 2020	2.1
2.3	Third Amendment to Stock Purchase Agreement, dated June 29, 2021, by and among Spirit Acquisitions, LLC, Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	July 2, 2021	2.1
2.4	Stock Purchase Agreement, dated as of October 31, 2022, by and among Blucora, Inc., TaxAct Holdings, Inc., Franklin Cedar Bidco, LLC and DS Admiral Bidco, LLC	8-K	November 1, 2022	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K	August 13, 2012	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 1, 2017	8-K	June 5, 2017	3.1
3.3	Certificate of Amendment No. 2 to the Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 8, 2018	8-K	June 8, 2018	3.1
3.4	Certificate of Amendment No. 3 to the Restated Certificate of Incorporation, effective January 26, 2023	8-K	January 26, 2023	3.1
3.5	Amended and Restated Bylaws of Avantax, Inc. dated as of January 26, 2023	8-K	January 26, 2023	3.2
4.1	Description of Securities				X
10.1*	Restated 1996 Flexible Stock Incentive Plan, as amended and restated effective as of June 5, 2012	S-8 (No. 333-198645)	September 8, 2014	99.1
10.2*	Blucora, Inc. 2015 Incentive Plan, as Amended and Restated	DEF 14A	April 25, 2016	Appendix A
10.3*	Form of Blucora, Inc. 2015 Incentive Plan Nonqualified Stock Option Grant Notice	10-Q	July 30, 2015	10.2
10.4*	Form of Blucora, Inc. 2015 Incentive Plan Restricted Stock Unit Grant Notice	10-Q	July 30, 2015	10.3
10.5*	Form of Nonqualified Stock Option Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.2
10.6*	Form of Time-Based Restricted Stock Unit Agreement for Executive Officers under the Blucora, Inc. 2015 Incentive Plan, as amended and restated	8-K	February 23, 2018	10.3
10.7*	Form of Nonqualified Stock Option Grant Notice and Agreement for Nonemployee Directors under the Blucora, Inc. 2015 Incentive Plan	10-Q	April 28, 2016	10.3
10.8*	Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 19, 2018	Appendix A
10.9*	First Amendment to the Blucora, Inc. 2018 Long-Term Incentive Plan	DEF 14A	April 9, 2020	Appendix B
10.10*	Form of Nonqualified Stock Option Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.13
10.11*	Form of Time-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.14
10.12*	Form of Performance-Based Restricted Stock Unit Award Agreement for Executive Officers under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.15
10.13*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to New Directors under the Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.16
10.14*	Form of Director Restricted Stock Unit Grant Notice and Award Agreement for Annual Grants to Directors under Blucora, Inc. 2018 Long-Term Incentive Plan	10-K	February 28, 2020	10.17
10.15*	Blucora, Inc. 2016 Equity Inducement Plan	S-8	January 29, 2016	99.1
Avantax, Inc. | 2022 Form 10-K 98

10.16*	Amendment No. 1 to Blucora, Inc. 2016 Inducement Plan	S-8	October 14, 2016	99.1
10.17*	Amendment No. 2 to the Blucora, Inc. 2016 Inducement Plan	8-K	May 25, 2018	10.1
10.18*	Amendment No. 3 to the Blucora, Inc. 2016 Equity Inducement Plan	8-K	May 28, 2020	10.3
10.19*	Form of Restricted Stock Unit Grant Notice and Award Agreement for Initial Grants to Newly-Hired Executive Officers Under the Blucora, Inc. 2016 Equity Inducement Plan, as amended	10-Q	October 31, 2018	10.2
10.20*	Form of Nonqualified Stock Option Grant Notice and Agreement under the Blucora, Inc. 2016 Equity Inducement Plan	10-Q	May 6, 2020	10.6
10.21*	Form of Restricted Stock Unit Grant Notice and Award Agreement under the Blucora, Inc. 2016 Equity Inducement Plan	10-Q	May 6, 2020	10.5
10.22*	Blucora, Inc. 2018 Annual Incentive Plan	8-K	February 23, 2018	10.1
10.23*	Employment Agreement by and between Blucora, Inc. and Christopher W. Walters, dated January 17, 2020	10-K	February 26, 2021	10.32
10.24*	Form of Employment Agreement for Executive Officers (entered into by and between the Company and Todd Mackay, effective April 20, 2020, entered into by and between the Company and Marc Mehlman, effective April 27, 2020, entered into by and between the Company and Ann Bruder, effective June 19, 2020, and entered into by and between the Company and Mr. Campbell, effective February 1, 2022)	8-K	February 4, 2022	10.1
10.25*	Blucora, Inc. Executive Change of Control Severance Plan, including the form of Participation Agreement as Appendix A thereto	8-K	January 19, 2021	10.1
10.26	Lease Agreement between BDDC, Inc. and Blucora, Inc., dated May 10, 2019	10-K	February 28, 2020	10.36
10.27*	Blucora, Inc., 2016 Employee Stock Purchase Plan	DEF 14A	April 25, 2016	Appendix B
10.28*	Amendment No. 1 to the Blucora, Inc. Employee Stock Purchase Plan	10-Q	August 1, 2018	99.1
10.29*	Amendment No. 2 to the Blucora, Inc. 2016 Employee Stock Purchase Plan	DEF 14A	April 9, 2020	Appendix C
10.30*	Blucora, Inc. Non-Employee Director Compensation Policy	10-Q	August 8, 2019	10.2
10.31*	Blucora, Inc. Director Tax-Smart Deferral Plan	10-K	March 1, 2019	10.51
10.32*	Blucora, Inc. Executive Officer Tax-Smart Deferral Plan	10-K	March 1, 2019	10.52
10.33*	First Amendment to Blucora, Inc. Director Tax-Smart Deferral Plan	10-K	February 28, 2020	10.42
10.34*	First Amendment to Blucora, Inc. Executive Officer Tax-Smart Deferral Plan	10-K	February 28, 2020	10.43
10.35*	Form of Indemnification Agreement	10-K	February 28, 2020	10.44
10.36*	First Amendment to the Blucora, Inc. Executive Change of Control Severance Plan	10-Q	May 4, 2022	10.1
10.37*	Consulting Agreement, dated January 24, 2023, between Blucora, Inc. and Ann Bruder	8-K	January 26, 2023	10.1
10.38	Restatement Agreement, dated January 24, 2023, among Blucora, Inc., as Borrower, and certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and each lender party thereto	8-K	January 24, 2023	10.1
10.39	Amendment No. 1 to the Restatement Agreement, dated February 2, 2023, among Avantax, Inc. (f/k/a Blucora, Inc.), as Borrower, and certain of its subsidiaries, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and each lender party to the First Amendment				X
10.40	Omnibus Amendment to Company Plans of Avantax, Inc. incorporated herein by reference				X
10.41*	General Release and Waiver of Claims, dated January 24, 2023, between Blucora, Inc. and Ann Bruder				X
10.42*	Employment Agreement, dated January 24, 2023, between Blucora, Inc. and Tabitha Bailey				X
21.1	Principal Subsidiaries of the Registrant				X
23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm				X
24.1	Power of Attorney (contained on the signature page hereto)				X
Avantax, Inc. | 2022 Form 10-K 99

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X
32.1**	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
32.2**	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
101	The following financial statements from the Company’s 10-K for the fiscal year ended December 31, 2020, formatted in Inline XBRL: (i) Consolidated Balance Sheets, (ii) Consolidated Statements of Comprehensive Income, (iii) Consolidated Statements of Stockholders’ Equity, (iv) Consolidated Statements of Cash Flows, and (v) Notes to Consolidated Financial Statements	X
104	Cover Page Interactive Data File (formatted as Inline XBRL and Contained in Exhibit 101)	X
____________________________

*	Indicates a management contract or compensatory plan or arrangement.
^	Certain portions of the exhibit have been omitted.
**	The certifications attached as Exhibits 32.1 and 32.2 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Avantax, Inc. under the Securities Act of 1933, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.
(c) Financial Statements and Schedules
See Item 15(a) above.
ITEM 16. Form 10-K Summary
None.
Avantax, Inc. | 2022 Form 10-K 100

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANTAX, INC.

By:	/s/ Christopher W. Walters
Christopher W. Walters President and Chief Executive Officer

Date:	February 28, 2023
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Tabitha Bailey as his or her attorney-in-fact, with the power of substitution, for him or her in any and all capacities to execute any amendments to this Annual Report on Form 10-K, and to file the same, exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated and on the dates indicated.

Signature	Title	Date

/s/ Christopher W. Walters	President, Chief Executive Officer, and Director (Principal Executive Officer)	February 28, 2023
Christopher W. Walters

/s/ Marc Mehlman	Chief Financial Officer (Principal Financial Officer)	February 28, 2023
Marc Mehlman

/s/ Stacy A. Murray	Chief Accounting Officer (Principal Accounting Officer)	February 28, 2023
Stacy A. Murray

/s/ Georganne C. Proctor	Chair and Director	February 28, 2023
Georganne C. Proctor

/s/ Steven Aldrich	Director	February 28, 2023
Steven Aldrich

/s/ Mark A. Ernst	Director	February 28, 2023
Mark A. Ernst

/s/ E. Carol Hayles	Director	February 28, 2023
E. Carol Hayles

/s/ Tina Perry	Director	February 28, 2023
Tina Perry

/s/ Karthik Rao	Director	February 28, 2023
Karthik Rao

/s/ Jana R. Schreuder	Director	February 28, 2023
Jana R. Schreuder

/s/ Mary S. Zappone	Director	February 28, 2023
Mary S. Zappone

/s/ Kan Kotecha	Director	February 28, 2023
Kan Kotecha

/s/ J. Richard Leaman III	Director	February 28, 2023
J. Richard Leaman III
Avantax, Inc. | 2022 Form 10-K 101