Form 10-Q
period 2023-03-31
AVANTAX, INC.
filed 2023-05-08
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
As of May 2, 2023, 38,588,090 shares of the registrant’s Common Stock were outstanding.

This report includes some of the trademarks, trade names, and service marks of Avantax, Inc. (referred to throughout this report as “Avantax,” the “Company,” “we,” “us,” or “our”), including Avantax Wealth Management, Avantax Planning Partners, Avantax Retirement Plan Services, HD Vest, 1st Global, and HKFS. Each one of these trademarks, trade names, or service marks is either (i) our registered trademark, (ii) a trademark for which we have a pending application, (iii) a trade name or service mark for which we claim common law rights, or (iv) a registered trademark or application for registration that we have been authorized by a third party to use.
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
Avantax, Inc. | Q1 2023 Form 10-Q 3

•risks related to goodwill and acquired intangible asset impairment;
•our failure to realize the expected benefits of the sale of our former tax software business (the “TaxAct Sale”); and
•disruptions to our business and operations resulting from our compliance with the terms of the transition services agreement entered into in connection with the TaxAct Sale.
Forward-looking statements are not guarantees of future performance and are subject to known and unknown risks, uncertainties, and other factors that may cause our results, levels of activity, performance, achievements, and prospects to be materially different from those expressed or implied by such forward-looking statements. These risks, uncertainties, and other factors include, among others, the risk factors set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, as well as in our other filings with the SEC. All forward-looking statements speak only as of the date of this Form 10-Q. We do not undertake any obligation and do not intend to update or revise any forward-looking statement to reflect new information, events, or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, except as required by law.

Avantax, Inc. | Q1 2023 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVANTAX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$144,955	$263,928
Accounts receivable, net	25,671	24,117
Commissions and advisory fees receivable	21,115	20,679
Prepaid expenses and other current assets	19,754	15,027
Total current assets	211,495	323,751
Long-term assets:
Property, equipment, and software, net	51,996	53,041
Right-of-use assets, net	18,962	19,361
Goodwill, net	266,279	266,279
Acquired intangible assets, net	261,072	266,002
Other long-term assets	37,466	35,081
Total long-term assets	635,775	639,764
Total assets	$847,270	$963,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$4,319	$7,531
Commissions and advisory fees payable	13,528	13,829
Accrued expenses and other current liabilities	111,569	111,212
Current deferred revenue	6,729	4,583
Current lease liabilities	5,160	5,139
Current portion of long-term debt	5,313	—
Total current liabilities	146,618	142,294
Long-term liabilities:
Long-term debt, net	157,680	—
Long-term lease liabilities	29,483	30,332
Deferred tax liabilities, net	21,013	20,819
Long-term deferred revenue	4,164	4,396
Other long-term liabilities	20,268	22,476
Total long-term liabilities	232,608	78,023
Total liabilities	379,226	220,317

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 shares authorized; 43,234 shares issued and 39,095 shares outstanding as of March 31, 2023; 51,260 shares issued and 48,079 shares outstanding as of December 31, 2022	4	5
Additional paid-in capital	1,384,331	1,636,134
Accumulated deficit	(827,869)	(829,542)
Treasury stock, at cost—4,139 shares as of March 31, 2023 and 3,181 shares as of December 31, 2022	(88,422)	(63,399)
Total stockholders’ equity	468,044	743,198
Total liabilities and stockholders’ equity	$847,270	$963,515

See accompanying notes.
Avantax, Inc. | Q1 2023 Form 10-Q 5

AVANTAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenue	$177,980	$166,403
Operating expenses:
Cost of revenue	108,252	121,188
Engineering and technology	2,721	1,814
Sales and marketing	26,181	22,174
General and administrative	32,401	23,875
Acquisition and integration	122	1,666
Depreciation	3,588	2,443
Amortization of acquired intangible assets	6,338	6,631
Total operating expenses	179,603	179,791
Operating loss from continuing operations	(1,623)	(13,388)
Interest expense and other, net	894	(53)
Loss from continuing operations before income taxes	(729)	(13,441)
Income tax benefit	481	16,993
Income (loss) from continuing operations	(248)	3,552
Discontinued operations (Note 3)
Income from discontinued operations before gain on disposal and income taxes	—	50,643
Pre-tax gain on disposal	2,539	—
Income from discontinued operations before income taxes	2,539	50,643
Income tax expense	(618)	(19,575)
Income from discontinued operations	1,921	31,068
Net income	$1,673	$34,620

Basic net income (loss) per share:
Continuing operations	$(0.01)	$0.07
Discontinued operations	0.05	0.64
Basic net income per share	$0.04	$0.71
Diluted net income (loss) per share:
Continuing operations	$(0.01)	$0.07
Discontinued operations	0.05	0.63
Diluted net income per share	$0.04	$0.70
Weighted average shares outstanding:
Basic	44,645	48,513
Diluted	44,645	49,747

See accompanying notes.
Avantax, Inc. | Q1 2023 Form 10-Q 6

AVANTAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (In thousands)

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock
	Shares	Amount			Shares	Amount	Total
Balance as of December 31, 2022	51,260	$5	$1,636,134	$(829,542)	3,181	$(63,399)	$743,198
Common stock issued pursuant to stock incentive and employee stock purchase plans	307	—	1,135	—	—	—	1,135
Stock repurchases	—	—	—	—	9,291	(279,562)	(279,562)
Retirement of common stock	(8,333)	(1)	(254,538)	—	(8,333)	254,539	—
Stock-based compensation	—	—	4,714	—	—	—	4,714
Tax payments from shares withheld for equity awards	—	—	(3,114)	—	—	—	(3,114)
Net income	—	—	—	1,673	—	—	1,673
Balance as of March 31, 2023	43,234	$4	$1,384,331	$(827,869)	4,139	$(88,422)	$468,044

	Common stock		Additional paid-in capital	Accumulated deficit	Treasury stock
	Shares	Amount			Shares	Amount	Total
Balance as of December 31, 2021	50,137	$5	$1,619,805	$(1,249,789)	1,306	$(28,399)	$341,622
Common stock issued pursuant to stock incentive and employee stock purchase plans	247	—	96	—	—	—	96
Stock repurchases	—	—	—	—	1,645	(30,537)	(30,537)
Stock-based compensation	—	—	4,641	—	—	—	4,641
Tax payments from shares withheld for equity awards	—	—	(1,569)	—	—	—	(1,569)
Net income	—	—	—	34,620	—	—	34,620
Balance as of March 31, 2022	50,384	$5	$1,622,973	$(1,215,169)	2,951	$(58,936)	$348,873

See accompanying notes.
Avantax, Inc. | Q1 2023 Form 10-Q 7

AVANTAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net income	$1,673	$34,620
Less: Income from discontinued operations, net of income taxes	1,921	31,068
Income (loss) from continuing operations	(248)	3,552
Adjustments to reconcile income (loss) from continuing operations to net cash from operating activities:
Depreciation and amortization of acquired intangible assets	9,926	9,074
Stock-based compensation	7,802	5,380
Change in the fair value of acquisition-related contingent consideration	—	1,700
Reduction of right-of-use lease assets	399	353
Deferred income taxes	194	(652)
Amortization of debt discount and issuance costs	153	—
Accretion of lease liabilities	479	514
Other non-cash items	1,891	1,101
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(1,543)	5,489
Commissions and advisory fees receivable	(436)	2,183
Prepaid expenses and other current assets	(4,381)	(4,280)
Other long-term assets	(3,337)	(3,354)
Accounts payable	(3,212)	(2,302)
Commissions and advisory fees payable	(301)	(2,553)
Lease liabilities	(1,307)	(1,229)
Deferred revenue	1,914	1,892
Accrued expenses and other current and long-term liabilities	(7,005)	(9,815)
Net cash provided by operating activities from continuing operations	988	7,053
Investing activities:
Purchases of property, equipment, and software	(2,543)	(3,846)
Asset acquisitions	(2,018)	(751)
Net cash used by investing activities from continuing operations	(4,561)	(4,597)
Financing activities:
Proceeds from credit facilities, net of debt discount and issuance costs	161,543	—
Payments on credit facilities	—	(453)
Acquisition-related fixed and contingent consideration payments	(223)	—
Stock repurchases	(276,953)	(30,537)
Proceeds from stock option exercises	1,135	96
Tax payments from shares withheld for equity awards	(3,114)	(1,569)
Net cash used by financing activities from continuing operations	(117,612)	(32,463)
Net cash used by continuing operations	(121,185)	(30,007)
Net cash provided by operating activities from discontinued operations	—	10,788
Net cash provided (used) by investing activities from discontinued operations	2,212	(885)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by discontinued operations	2,212	9,903
Net decrease in cash and cash equivalents	(118,973)	(20,104)
Cash and cash equivalents, beginning of period	263,928	100,629
Cash and cash equivalents, end of period	$144,955	$80,525

Supplemental cash flow information:
Cash paid for income taxes	$—	$850
Cash paid for interest	$108	$7,107
See accompanying notes.
Avantax, Inc. | Q1 2023 Form 10-Q 8

AVANTAX, INC.
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
Divestiture of Tax Software Business
On October 31, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with TaxAct Holdings, Inc. (f/k/a Avantax Holdings, Inc.), a Delaware corporation and a direct subsidiary of Avantax, Franklin Cedar Bidco, LLC, a Delaware limited liability company (the “Buyer”), and, solely for purposes of certain provisions thereof, DS Admiral Bidco, LLC, a Delaware limited liability company, pursuant to which we sold our former tax software business to Buyer for an aggregate purchase price of $720.0 million in cash, subject to customary purchase price adjustments set forth in the Purchase Agreement (the “TaxAct Sale”). This transaction subsequently closed on December 19, 2022.
In accordance with ASC 205 (“ASC 205”), Presentation of Financial Statements, we determined that the sale of our tax software business represented a strategic shift that will have a major effect on our operations and financial results. As a result of the TaxAct Sale, the historical results of our former tax software business, and any adjustments to amounts previously reported in discontinued operations in a prior period (if applicable) have been reclassified as a discontinued operation and are excluded from continuing operations for all periods presented within the condensed consolidated financial statements.
Segments
Our Chief Executive Officer is our chief operating decision maker (“CODM”) and assesses performance and allocates resources on a consolidated basis. Given the similarities in economic characteristics between our operations and the common nature of the products, services, we currently operate in one reportable segment.
Note 2: Summary of Significant Accounting Policies
Interim Financial Information
The accompanying unaudited condensed consolidated financial statements have been prepared by us under the rules and regulations of the SEC for interim financial reporting. These condensed consolidated financial statements are unaudited and, in management’s opinion, include all adjustments, consisting of normal recurring adjustments and accruals, necessary for a fair presentation of the condensed consolidated financial position, results of operations, and cash flows for the periods presented. Certain information and footnote disclosures normally included in financial statements prepared in conformity with accounting principles generally accepted in the United States (“GAAP”) have been omitted in accordance with the rules and regulations of the SEC. These unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of results for a full year.
Avantax, Inc. | Q1 2023 Form 10-Q 9

A summary of our significant accounting policies is included in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. There have been no significant changes in our significant accounting policies since December 31, 2022.
Note 3: Discontinued Operations
On October 31, 2022, we entered into the Purchase Agreement with the Buyer to sell our former tax software business for an aggregate purchase price of $720.0 million in cash, subject to customary purchase price adjustments set forth in the Purchase Agreement. The TaxAct Sale subsequently closed on December 19, 2022. This divestiture was considered part of our strategic shift to become a pure-play wealth management company and was determined to meet discontinued operations accounting criteria under ASC 205.
During the three months ended March 31, 2023, we finalized our previously estimated closing date working capital balance, resulting in an incremental pre-tax gain of $2.5 million which is included within “Pre-tax gain on disposal” in the condensed consolidated statements of operations.
The following table presents summarized information regarding certain components of income (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues	$—	$141,150
Operating expenses	—	82,719
Interest expense and other, net	—	(7,788)
Income from discontinued operations before gain on disposal and income taxes	—	50,643
Pre-tax gain on disposal	2,539	—
Income from discontinued operations before income taxes	2,539	50,643
Income tax expense	(618)	(19,575)
Income from discontinued operations	$1,921	$31,068
Note 4: Revenue Recognition
Revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenues by major category and the timing of revenue recognition was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Recognized upon transaction:
Commission	$18,801	$20,624
Transaction and fee	933	1,244
Total revenue recognized upon transaction	$19,734	$21,868
Recognized over time:
Advisory	$97,525	$107,169
Commission	22,671	27,031
Asset-based	33,887	5,663
Transaction and fee	4,163	4,672
Total revenue recognized over time	$158,246	$144,535
Total revenue:
Advisory	$97,525	$107,169
Commission	41,472	47,655
Asset-based	33,887	5,663
Transaction and fee	5,096	5,916
Total revenue	$177,980	$166,403
Avantax, Inc. | Q1 2023 Form 10-Q 10

Note 5: Asset Acquisitions
During the three months ended March 31, 2023, we completed an acquisition that met the criteria to be accounted for as an asset acquisition. Total initial purchase consideration, including acquisition costs and fixed deferred payments, was $1.3 million. This purchase consideration was allocated to client relationship intangibles. Client relationship intangibles are amortized on a straight-line basis over an amortization period of 15 years.
We are subject to variable contingent consideration payments related to our asset acquisitions that are not recognized as a liability on our condensed consolidated balance sheets until all contingencies related to the achievement of future financial targets are resolved and the consideration is payable. As of March 31, 2023, the maximum future fixed and contingent payments associated with all prior asset acquisitions were $23.1 million, with specified payment dates from 2023 through 2027.
Note 6: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	March 31, 2023	December 31, 2022
	Delayed Draw Term Loan Facility
Principal outstanding	$170,000	$—
Unamortized debt issuance costs	(5,682)	—
Unamortized debt discount	(1,325)	—
Net carrying value	$162,993	$—
In May 2017, we entered into a credit agreement (as the same has been amended, the “Credit Agreement”) with a syndicate of lenders, which provided for a term loan facility and a revolving line of credit (including a letter of credit sub-facility) for working capital, capital expenditures, and general business purposes. Subject to the terms of the Credit Agreement, we repaid the remaining principal amount outstanding under the Credit Agreement in connection with the TaxAct Sale in the fourth quarter of 2022.
On January 24, 2023 (the “Closing Date”), we entered into a restatement agreement (the “Amended and Restated Credit Agreement”), which amended and restated in its entirety our previous Credit Agreement. The Amended and Restated Credit Agreement provides for a new delayed draw term loan facility up to a maximum principal amount of $270.0 million (the “Delayed Draw Term Loan Facility”) and a revolving credit facility with a commitment amount of $50.0 million (the “Revolving Credit Facility”). We may borrow term loans under the Delayed Draw Term Loan Facility (the “Term Loans”) until January 24, 2024. The stated maturity date of the Delayed Draw Term Loan Facility and the Revolving Credit Facility is January 24, 2028 (the “Maturity Date”). The proceeds of any Term Loans may be used to fund shareholder distributions and for general corporate purposes. The proceeds of any loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes. On February 24, 2023, we borrowed $170.0 million under the Delayed Draw Term Loan Facility.
We capitalized approximately $8.5 million of debt discount and issuance costs in connection with the Amended and Restated Credit Agreement. A portion of these costs were allocated to the Revolving Credit Facility and are included in other long-term assets on the Company’s condensed consolidated balance sheets.
As of March 31, 2023, we had $170.0 million in principal amount outstanding under the Delayed Draw Term Loan Facility and no amounts outstanding under the Revolving Credit Facility. As of March 31, 2023, $50.0 million was available for future borrowings under the Revolving Credit Facility, subject to customary terms and conditions. Subject to certain conditions set forth in the Amended and Restated Credit Agreement, we may borrow, prepay and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Maturity Date.
We are required to make quarterly principal amortization payments on the Delayed Draw Term Loan Facility on the last business day of each fiscal quarter, beginning with the last business day of June 2022. These payments will amortize in equal quarterly installments based on the following aggregate annual amounts (expressed as a percentage of the principal amount of Term Loans borrowed): 2.5% during the first year ended December 31, 2023, 5% during years two and three, 7.5% during year four, and 10% during year five. Any remaining Term Loans outstanding are due on the Maturity Date.
Avantax, Inc. | Q1 2023 Form 10-Q 11

Commencing with the first year ending December 31, 2023, we may be required to make annual prepayments on the Term Loans in an amount equal to a percentage of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). The percentage of Excess Cash Flow ranges from 0% to 50% depending on our Consolidated First Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement). We may voluntarily prepay the Term Loans in whole or in part without premium or penalty.
Subject to customary reference rate availability provisions, the borrowings under the Amended and Restated Credit Agreement will bear interest at a rate per annum equal to (i) the Term SOFR Rate (as defined in the Amended and Restated Credit Agreement, and which includes a 0.10% credit spread adjustment) plus a margin ranging from 2.25% to 2.75% (which margin would be 2.75% as of the Closing Date), or (ii) a base rate based on the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.50% and the Term SOFR (as defined in the Amended and Restated Credit Agreement, and which includes a 0.10% credit spread adjustment) rate plus 1.00%, in each case plus a margin ranging from 1.25% to 1.75% (which margin would be 1.75% as of the Closing Date). The margin is determined based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement). We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the Revolving Credit Facility ranging from 0.35% to 0.45%. Interest is payable at the end of each interest period, typically quarterly.
The obligations of the Company under the Amended and Restated Credit Agreement are secured by a first-priority security interest in substantially all of the existing and future personal property of the Company and certain of its subsidiaries.
Pursuant to the Amended and Restated Credit Agreement, we shall not permit (i) the Consolidated Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) to exceed 4.00 to 1.00 between March 31, 2023 and June 30, 2024, or 3.75 to 1.00 between July 1, 2024 and the Maturity Date, (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) to be less than 1.25 to 1.00 or (iii) Liquidity (as defined in the Amended and Restated Credit Agreement) on the last day of any fiscal quarter to be less than $50 million. The Company was in compliance with the debt covenants of the Amended and Restated Credit Agreement as of March 31, 2023.
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
During the three months ended March 31, 2023, and in connection with the TaxAct Sale, we began subleasing a portion of our corporate headquarters in Dallas, Texas. This sublease was classified as an operating lease at inception, with sublease income recognized on a straight-line basis over the five-year sublease term.
Operating lease cost, net of sublease income, and cash paid on operating lease liabilities for the three months ended March 31, 2023 and 2022 were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Fixed lease cost	$962	$973
Variable lease cost	408	402
Operating lease cost, before sublease income	1,370	1,375
Sublease income	(479)	(234)
Total operating lease cost, net of sublease income	$891	$1,141

Additional lease information:
Cash paid on operating lease liabilities	$1,307	$1,229
Avantax, Inc. | Q1 2023 Form 10-Q 12

Right-of-use assets and operating lease liabilities were recorded on the condensed consolidated balance sheets as follows (in thousands):

	March 31, 2023	December 31, 2022
Right-of-use assets, net	$18,962	$19,361

Current lease liabilities	$5,160	$5,139
Long-term lease liabilities	29,483	30,332
Total operating lease liabilities	$34,643	$35,471

Weighted-average remaining lease term (in years)	9.2	9.4
Weighted-average discount rate	5.5%	5.5%
The maturities of our operating lease liabilities as of March 31, 2023 were as follows (in thousands):

Undiscounted cash flows:
Remainder of 2023	$3,982
2024	5,184
2025	5,086
2026	4,256
2027	3,858
Thereafter	22,315
Total undiscounted cash flows	44,681
Imputed interest	(10,038)
Present value of cash flows	$34,643
Note 8: Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Prepaid expenses	$12,406	$7,857
Forgivable loans	5,837	5,951
Other current assets	1,511	1,219
Total prepaid expenses and other current assets	$19,754	$15,027
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Salaries and related benefit expenses	$8,931	$17,481
Accrued legal costs	899	1,102
Accrued vendor and advertising costs	2,947	2,726
Accrued taxes	88,035	85,965
Accrued fixed and variable acquisition consideration	287	897
Accrued cash-settled stock-based compensation	7,371	2,121
Other	3,099	920
Total accrued expenses and other current liabilities	$111,569	$111,212

Avantax, Inc. | Q1 2023 Form 10-Q 13

Other long-term liabilities consisted of the following (in thousands):

	March 31, 2023	December 31, 2022
Deferred compensation	$9,988	$7,974
Accrued cash-settled stock-based compensation	3,271	7,556
Accrued tax positions	3,952	3,616
Other	3,057	3,330
Other long-term liabilities	$20,268	$22,476
Note 9: Commitments and Contingencies
TaxAct Indemnification Obligations
In connection with the TaxAct Sale, we have certain indemnification obligations to the Buyer, TaxAct Holdings, Inc. and their respective affiliates and representatives with respect to certain losses actually incurred or suffered as a result of any claim, action, suit, or proceeding against such indemnitees arising out of or relating to the use by us or any of our affiliates in the tax software business of website tracking and analytics technologies prior to the closing of the TaxAct Sale. Such indemnification obligations terminate on December 19, 2027 and may not exceed $5.4 million ($1.0 million of which is allocable to the deductible under our insurance policies). We believe that we will be able to recover from our insurers all or a substantial portion of any payments made pursuant to such indemnification obligations. The current carrying amount of the liability for these indemnification obligations is approximately $1.0 million as of March 31, 2023 and is included within “Other long-term liabilities” on the condensed consolidated balance sheets.
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
We are not currently a party to any such matters for which we have recognized a material liability on our condensed consolidated balance sheet as of March 31, 2023.
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
Avantax, Inc. | Q1 2023 Form 10-Q 14

Assets and Liabilities Measured on a Recurring Basis
The fair value hierarchy of our financial assets and liabilities carried at estimated fair value and measured on a recurring basis were as follows (in thousands):

		Fair value measurements at the reporting date using
	March 31, 2023	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,418	$4,418	$—	$—
Deferred compensation assets	10,448	10,448	—	—
Total assets at fair value	$14,866	$14,866	$—	$—

Deferred compensation liabilities	$10,448	$10,448	$—	$—
Total liabilities at fair value	$10,448	$10,448	$—	$—

		Fair value measurements at the reporting date using
	December 31, 2022	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,369	$4,369	$—	$—
Deferred compensation assets	7,974	7,974	—	—
Total assets at fair value	$12,343	$12,343	$—	$—

Deferred compensation liabilities	$7,974	$7,974	$—	$—
Total liabilities at fair value	$7,974	$7,974	$—	$—
Cash equivalents are classified within Level 1 of the fair value hierarchy because we value them utilizing quoted prices in active markets.
We offer non-qualified deferred compensation plans to our executive officers, board of directors, and certain independent financial professionals. Participants in these plans direct the investment of their accounts among the available investment options, which are generally the same as those available under our 401(k) plan. We have elected to fund these obligations through a rabbi trust which mirrors the investment elections made by participants. The assets in the rabbi trust are held for the purpose of satisfying our obligations to participants, however, remain subject to the claims of our creditors in the event we become insolvent. Our obligations and corresponding investments held under these non-qualified deferred compensation plans primarily consist of money market and mutual funds and are classified within Level 1 of the fair value hierarchy because we value them utilizing quoted prices in active markets. These investments, and the corresponding deferred compensation liabilities, are primarily included within “Other long-term assets” and “Other long-term liabilities,” respectively, on the condensed consolidated balance sheets.
Fair Value of Financial Instruments
We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, financial professional loans, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of March 31, 2023, the principal amount outstanding for our Delayed Draw Term Loan Facility was $170.0 million. The principal amount outstanding approximated its fair value as it is a variable rate instrument, and its applicable margin is consistent with current market conditions.
Avantax, Inc. | Q1 2023 Form 10-Q 15

Note 11: Stockholders' Equity
Capital Return Program
On January 27, 2023, we commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase shares of our common stock for an aggregate purchase price of up to $250.0 million at a price per share not less than $27.00 and not greater than $31.00. The Tender Offer was in addition to, and separate from, the $200.0 million stock repurchase authorization discussed below. Upon the conclusion of the Tender Offer, we repurchased and subsequently retired approximately 8.3 million shares of our common stock at the purchase price of $30.00 per share, for aggregate cash consideration of $250.0 million. We incurred approximately $4.5 million for fees and expenses associated with the Tender Offer, including approximately $2.4 million for estimated excise taxes owed under the Inflation Reduction Act of 2022, which were recorded within stockholders’ equity.
Repurchased common stock that is subsequently retired is deducted from common stock for par value and from additional paid-in capital for the excess over par value. Direct costs incurred to repurchase common stock are included in the total cost of the shares.
Stock Repurchase Authorization
On December 19, 2022, we announced that our board of directors authorized the Company to repurchase up to $200.0 million of our common stock. This repurchase authorization does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date.
For the three months ended March 31, 2023, we repurchased approximately 1.0 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $24.8 million. The remaining authorized amount under the stock repurchase authorization as of March 31, 2023, was approximately $175.2 million. For the three months ended March 31, 2022, we repurchased approximately 1.6 million shares of our common stock under our previous stock repurchase plan for an aggregate purchase price of approximately $30.5 million.
Between April 1, 2023 and May 5, 2023, we repurchased approximately 0.7 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $17.0 million. The remaining authorized amount under the stock repurchase authorization as of May 5, 2023, was approximately $158.2 million.
Note 12: Interest Expense and Other, Net
“Interest expense and other, net” on the condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended March 31,
	2023	2022
Interest expense	$1,531	$24
Amortization of debt issuance costs	128	—
Amortization of debt discount	25	—
Total interest expense	1,684	24
Interest income and other	(975)	29
Transition services agreement income	(1,603)	—
Interest expense and other, net	$(894)	$53
In connection with the TaxAct Sale, we entered into a transition services agreement with the Buyer pursuant to which we will provide the Buyer with certain transition services for an initial period ending on June 19, 2023. The income from this agreement is included in the table above and largely offsets the costs incurred to provide these transition services, which are included within our operating expenses.
Note 13: Income Taxes
Our provision for income taxes in interim periods is based on our estimated annual effective tax rate. We record cumulative adjustments in the quarter in which a change in the estimated annual effective rate is determined.
Avantax, Inc. | Q1 2023 Form 10-Q 16

The estimated annual effective tax rate does not include the effects of discrete events that may occur during the year. The effect of these events, if any, is recorded in the quarter in which the event occurs.
We recorded an income tax benefit of $0.5 million and $17.0 million for the three months ended March 31, 2023, and 2022, respectively. Our effective income tax rate for the three months ended March 31, 2023 differed from the 21% statutory rate primarily due to non-deductible compensation and the effect of state taxes.
Our effective tax rate for the three months ended March 31, 2022 differed from the 21% statutory rate primarily due to the release in our valuation allowance and the effect of state income taxes.
Note 14: Net Income (Loss) Per Share
“Basic net income (loss) per share” is calculated using the weighted average number of common shares outstanding during the applicable period. “Diluted net income (loss) per share” is calculated using the weighted average number of common shares outstanding plus the number of dilutive potential common shares outstanding during the applicable period. Dilutive potential common shares consist of the incremental common shares issuable upon the exercise of outstanding stock options and the vesting of outstanding RSUs using the treasury stock method. Cash-settled restricted stock units are not settled in common shares and are therefore excluded from dilutive potential common shares. Dilutive potential common shares are excluded from the calculation of diluted net income (loss) per share if their effect is antidilutive, including when we report a loss from continuing operations. Performance-based RSUs are considered contingently issuable shares and are excluded from the diluted weighted average common shares outstanding computation if the related performance-based criteria are not expected to be achieved as of the end of the reporting period.
The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Income (loss) from continuing operations	$(248)	$3,552
Income from discontinued operations	1,921	31,068
Net income	$1,673	$34,620
Denominator:
Basic weighted average common shares outstanding	44,645	48,513
Dilutive potential common shares (1)	—	1,234
Diluted weighted average common shares outstanding	44,645	49,747
Basic net income (loss) per share:
Continuing operations	$(0.01)	$0.07
Discontinued operations	0.05	0.64
Basic net income per share:	$0.04	$0.71
Diluted net income (loss) per share:
Continuing operations	$(0.01)	$0.07
Discontinued operations	0.05	0.63
Diluted net income per share:	$0.04	$0.70
Shares excluded (1)	2,959	910
________________________
(1)Potential common shares were excluded from the calculation of diluted net income per share for these periods because their effect would have been anti-dilutive. For the three months ended March 31, 2023 all potential common shares were excluded from the calculation of diluted net income per share as their effect would have been anti-dilutive due to the loss from continuing operations.
Note 15: Subsequent Events
Between April 1, 2023 and May 5, 2023, we repurchased approximately 0.7 million shares of our common stock under our stock repurchase authorization for an aggregate purchase price of approximately $17.0 million. The
Avantax, Inc. | Q1 2023 Form 10-Q 17

remaining authorized amount under the stock repurchase authorization as of May 5, 2023, was approximately $158.2 million.
On April 7, 2023, we borrowed an additional $50.0 million under the Delayed Draw Term Loan Facility.
Avantax, Inc. | Q1 2023 Form 10-Q 18

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion provides an analysis of our financial condition, cash flows, and results of operations from management’s perspective and should be read in conjunction with our condensed consolidated financial statements and accompanying notes thereto included under Part I, Item 1 and the section titled “Cautionary Statement Regarding Forward-Looking Statements” in this Form 10-Q, as well as with our consolidated financial statements, accompanying notes thereto, and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2022.
Overview
Avantax, Inc. (the “Company,” “Avantax,” “we,” “our,” or “us”), is a leading provider of integrated tax-focused wealth management services and platforms, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms. Our mission is to enable financial success by changing the way individuals and families plan and achieve their goals through tax-advantaged solutions. Our common stock is listed on the NASDAQ Global Select Market under the symbol “AVTA.” Our integrated tax-focused wealth management services consist of the operations of Avantax Wealth Management and Avantax Planning Partners.
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
Divestiture of Tax Software Business
On October 31, 2022, we entered into a Stock Purchase Agreement (the “Purchase Agreement”) with TaxAct Holdings, Inc. (f/k/a Avantax Holdings, Inc.), a Delaware corporation and a direct subsidiary of Avantax, Franklin Cedar Bidco, LLC, a Delaware limited liability company (the “Buyer”), and, solely for purposes of certain provisions thereof, DS Admiral Bidco, LLC, a Delaware limited liability company, pursuant to which we sold our former tax software business to Buyer for an aggregate purchase price of $720.0 million in cash, subject to customary purchase price adjustments set forth in the Purchase Agreement (the “TaxAct Sale”). This transaction subsequently closed on December 19, 2022.
In accordance with ASC 205, Presentation of Financial Statements, we determined that the sale of our tax software business represented a strategic shift that will have a major effect on our operations and financial results. As a result of the TaxAct Sale, the historical results of our former tax software business, and any adjustments to amounts previously reported in discontinued operations in a prior period (if applicable) have been reclassified as a discontinued operation and are excluded from continuing operations for all periods presented within the condensed consolidated financial statements.
Avantax, Inc. | Q1 2023 Form 10-Q 19

RESULTS OF OPERATIONS
Summary

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Revenue	$177,980	$166,403	$11,577	7.0%
Operating expenses:
Cost of revenue	108,252	121,188	(12,936)	(10.7)%
Engineering and technology	2,721	1,814	907	50.0%
Sales and marketing	26,181	22,174	4,007	18.1%
General and administrative	32,401	23,875	8,526	35.7%
Acquisition and integration	122	1,666	(1,544)	(92.7)%
Depreciation	3,588	2,443	1,145	46.9%
Amortization of acquired intangible assets	6,338	6,631	(293)	(4.4)%
Total operating expenses	179,603	179,791	(188)	(0.1)%
Operating loss	(1,623)	(13,388)	11,765	87.9%
Interest expense and other, net	894	(53)	947	1786.8%
Loss from continuing operations before income taxes	(729)	(13,441)	12,712	94.6%
Income tax benefit	481	16,993	(16,512)	(97.2)%
Income (loss) from continuing operations	(248)	3,552	(3,800)	(107.0)%
Discontinued operations
Income from discontinued operations before gain on disposal and income taxes	—	50,643	(50,643)	(100.0)%
Pre-tax gain on disposal	2,539	—	2,539	N/A
Income from discontinued operations before income taxes	2,539	50,643	(48,104)	(95.0)%
Income tax expense	(618)	(19,575)	18,957	96.8%
Income from discontinued operations	1,921	31,068	(29,147)	(93.8)%
Net income	$1,673	$34,620	$(32,947)	(95.2)%
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, net income decreased $32.9 million primarily due to the following factors:
•Income (loss) from continuing operations decreased $3.8 million primarily due to the following factors:
•Revenue increased $11.6 million primarily due to incremental cash sweep revenue generated from increases in the federal funds rate paired with the program’s structure that increases returns in a higher interest rate environment. This incremental revenue was partially offset by lower advisory and commission revenues caused by a decline in client assets year-over-year and reduced transaction activity.
•Cost of revenue declined $12.9 million primarily due to a reduction in financial professional commissions caused by lower advisory and commission revenues. This decline was offset by an increase in general and administrative expense for executive transition and transaction and reorganization related costs associated with the TaxAct Sale, coupled with incremental personnel costs.
•Income tax benefit decreased $16.5 million, primarily due to a reduction in our valuation allowance during the prior year associated with the utilization of net operating losses against prior period taxable income.
•Income from discontinued operations decreased $50.6 million primarily due to the completion of the TaxAct Sale on December 19, 2022. During the three months ended March 31, 2023 we recognized an incremental pre-tax gain on disposal of $2.5 million in connection with the finalization of our closing working capital balance.
Avantax, Inc. | Q1 2023 Form 10-Q 20

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

($ in thousands)			Three Months Ended March 31,		Change
	Sources of Revenue	Primary Drivers	2023	2022	$	%
Financial professional-driven	Advisory	- Advisory asset levels	$97,525	$107,169	$(9,644)	(9.0)%
	Commission	- Transactions - Asset levels - Product mix	41,472	47,655	(6,183)	(13.0)%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	33,887	5,663	28,224	498.4%
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	5,096	5,916	(820)	(13.9)%
	Total revenue		$177,980	$166,403	$11,577	7.0%
	Total recurring revenue		$157,628	$143,737	$13,891	9.7%
	Recurring revenue rate		88.6%	86.4%
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
Business Metrics

($ in thousands)	March 31,		Change
	2023	2022	$	%
Client assets balances:
Total client assets	$80,632,955	$86,144,055	$(5,511,100)	(6.4)%
Brokerage assets	$40,052,062	$45,222,763	$(5,170,701)	(11.4)%
Advisory assets	$40,580,893	$40,921,292	$(340,399)	(0.8)%
Advisory assets as a percentage of total client assets	50.3%	47.5%

Number of financial professionals (in ones):
Independent financial professionals (1)	3,085	3,376	(291)	(8.6)%
In-house/employee financial professionals (2)	38	33	5	15.2%
Total number of financial professionals	3,123	3,409	(286)	(8.4)%

Advisory and commission revenue per financial professional (3)	$44.5	$45.4	$(0.9)	(2.0)%
___________________________
(1)The number of independent financial professionals includes licensed financial professionals that work with Avantax Wealth Management and operate as independent contractors, as well as 171 licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
(2)The number of in-house/employee financial professionals includes licensed financial planning consultants, all of which are affiliated with Avantax Planning Partners.
(3)Calculation based on advisory and commission revenue for the three months ended March 31, 2023 and 2022, respectively.
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
Avantax, Inc. | Q1 2023 Form 10-Q 21

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
Total client assets decreased $5.5 billion as of March 31, 2023 compared to March 31, 2022, primarily due to $6.2 billion of unfavorable market changes, partially offset by net client inflows.
Advisory assets decreased $0.3 billion as of March 31, 2023 compared to March 31, 2022, and advisory assets as a percentage of total client assets increased to 50.3% as of March 31, 2023, compared to 47.5% as of March 31, 2022. The decrease in advisory assets was primarily caused by $3.0 billion of unfavorable market changes, partially offset by net new advisory assets of $2.7 billion which contributed to the increase in advisory assets as a percentage of total client assets.
Financial Professionals. The number of our financial professionals decreased 8.4% as of March 31, 2023 compared to March 31, 2022, with the decrease primarily due to attrition related to lower revenue-producing financial professionals. Included within this attrition of lower revenue-producing financial professionals were terminations primarily in the fourth quarter of 2022 associated with certain financial professional’s failure to comply with a policy implemented to ensure regulatory compliance with certain record keeping and supervisory requirements. Advisory and commission revenue per financial professional decreased 2.0% for the same period, primarily due to the decreases in advisory and commission revenues discussed above. The decrease in the number of financial professionals was partially offset by our continued recruitment and onboarding of independent financial professionals.
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
Advisory asset balances were as follows (in thousands):

	March 31,		Change
	2023	2022	$	%
Advisory assets—independent financial professionals	$33,503,125	$34,393,359	$(890,234)	(2.6)%
Advisory assets—in-house/employee financial professionals	5,637,330	5,163,741	473,589	9.2%
Retirement advisory assets—in-house/employee financial professionals	1,440,438	1,364,192	76,246	5.6%
Total advisory assets	$40,580,893	$40,921,292	$(340,399)	(0.8)%
Avantax, Inc. | Q1 2023 Form 10-Q 22

The activity within our advisory assets was as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Balance, beginning of the period	$38,282,333	$42,179,051
Net new advisory assets	905,728	1,166,673
Market impact and other	1,392,832	(2,424,432)
Balance, end of the period	$40,580,893	$40,921,292
Advisory revenue	$97,525	$107,169
Average advisory fee rate (1)	25 bps	25 bps
_________________________
(1)For the three months ended March 31, 2023 and March 31, 2022, average advisory fee rate equals advisory revenue for the relevant quarterly period divided by the advisory asset balance at the beginning of the relevant quarterly period.
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, advisory assets declined $0.3 billion primarily due to the decline in global markets during fiscal 2022. This market decline was offset by net new advisory assets primarily from organic growth and the recruitment of new assets.
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, advisory revenues decreased $9.6 million, primarily due to lower asset values.
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
Our commission revenue, by product category and by type of commission revenue, was as follows (in thousands):

	Three Months Ended March 31,		Change
	2023	2022	$	%
By product category:
Mutual funds	$15,492	$19,383	$(3,891)	(20.1)%
Variable annuities	14,564	16,297	(1,733)	(10.6)%
Insurance	6,591	3,724	2,867	77.0%
General securities	4,825	8,251	(3,426)	(41.5)%
Total commission revenue	$41,472	$47,655	$(6,183)	(13.0)%

By type of commission:
Transaction-based	$18,801	$20,624	$(1,823)	(8.8)%
Trailing	22,671	27,031	(4,360)	(16.1)%
Total commission revenue	$41,472	$47,655	$(6,183)	(13.0)%
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, commission revenue declined $6.2 million primarily due to declines in trailing and transaction-based commissions for mutual funds, general securities, and variable annuities. Volatility in equity markets and the impact to asset values has continued to negatively impact mutual funds and variable annuities trail commissions, while the current interest rate environment has led to considerable declines in transaction volume for alternate investment vehicles linked with real estate. We expect for the continued growth of assets on our fee-based advisory platform to result in commission revenue headwinds in the future.
Asset-Based Revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
Avantax, Inc. | Q1 2023 Form 10-Q 23

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, asset-based revenue increased $28.2 million, primarily due to incremental cash sweep revenue of $29.5 million driven by increases in the federal funds rate. The increases in cash sweep revenue were partially offset by reduced fees from sponsorship programs.
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
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, transaction and fee revenue remained relatively flat.
OPERATING EXPENSES
Cost of Revenue

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Cost of revenue	$108,252	$121,188	$(12,936)	(10.7)%
Percentage of revenue	60.8%	72.8%
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
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, cost of revenue decreased $12.9 million. Commissions to financial professionals declined $12.2 million primarily due to reductions in advisory and commissions revenue caused by the volatility in global financial markets discussed above. The remaining change was primarily due to reduced personnel costs, partially offset by incremental financial professional forgivable loan amortization.
Payout ratios to independent financial professionals remained relatively flat between the two periods. The decrease in cost of revenue as a percentage of revenue is reflective of the benefits of incremental cash sweep revenue for the three months ended March 31, 2023, compared to the three months ended March 31, 2022.
Engineering and Technology

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Engineering and technology	$2,721	$1,814	$907	50.0%
Percentage of revenue	1.5%	1.1%
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
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, engineering and technology expenses did not materially change.
Avantax, Inc. | Q1 2023 Form 10-Q 24

Sales and Marketing

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Sales and marketing	$26,181	$22,174	$4,007	18.1%
Percentage of revenue	14.7%	13.3%
Sales and marketing expenses primarily consist of the costs to support our financial professionals and drive growth. This includes personnel costs (including stock-based compensation) for operational and back-office processing support, investment and portfolio strategy support, compliance, and compensation paid to Avantax Planning Partners in-house/employee financial professionals. These costs also include business development costs related to advisor recruitment and retention, costs related to hosting certain advisor conferences that serve as training, sales and marketing events, and other costs that support advisor business growth.
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, sales and marketing expenses increased $4.0 million, primarily due to incremental personnel costs of $3.7 million. Approximately half of this increase is associated with higher employee benefit costs and stock-based compensation, with the remaining increase driven by growth in our Avantax Planning Partners business and investments to enhance our sales and service capabilities that support our financial professionals.
General and Administrative

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
General and administrative	$32,401	$23,875	$8,526	35.7%
Percentage of revenue	18.2%	14.3%
General and administrative (“G&A”) expenses primarily consist of personnel expenses (including stock-based compensation), the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, G&A expenses increased $8.5 million, primarily due to the following:
•Executive transition costs of $5.2 million associated with certain executives that are departing the company as we transition to a pure-play wealth management company.
•Legal, consulting, and other professional costs of $4.4 million associated with the TaxAct Sale and our reorganization activities.
•Incremental personnel costs of $1.2 million primarily due to increased stock-based compensation for certain executive awards that were accelerated under the Company’s Executive Change of Control Severance Plan.
These increases were partially offset by a reduction in contested proxy costs and lower rent and facilities charges associated with the sublease of a portion of our corporate headquarters.
Acquisition and Integration

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Professional services and other expenses	$122	$(34)	$156	458.8%
Change in the fair value of acquisition-related contingent consideration	—	1,700	(1,700)	(100.0)%
Total	$122	$1,666	$(1,544)	(92.7)%
Percentage of revenue	0.1%	1.0%
Acquisition and integration expenses primarily relate to costs incurred for the acquisitions of Avantax Planning Partners and 1st Global and consist of employee-related expenses, professional services fees, changes in the fair value of contingent consideration, and other expenses.
Avantax, Inc. | Q1 2023 Form 10-Q 25

For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, acquisition and integration expenses decreased $1.5 million, primarily due to the change in fair value of acquisition-related contingent consideration during the prior period.
Depreciation and Amortization of Acquired Intangible Assets

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Depreciation	$3,588	$2,443	$1,145	46.9%
Amortization of acquired intangible assets	6,338	6,631	(293)	(4.4)%
Total	$9,926	$9,074	$852	9.4%
Percentage of revenue	5.6%	5.5%
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
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, depreciation expense increased $1.1 million primarily due to increased capital expenditures for internally developed software. Amortization expense did not materially change.
INTEREST EXPENSE AND OTHER, NET

($ in thousands)	Three Months Ended March 31,		Change
	2023	2022	$	%
Interest expense	$1,531	$24	$1,507	6,279.2%
Amortization of debt issuance costs	128	—	128	N/A
Amortization of debt discount	25	—	25	N/A
Total interest expense	1,684	24	1,660	6,916.7%
Interest income and other	(975)	29	(1,004)	(3,462.1)%
Transition services agreement income	(1,603)	—	(1,603)	N/A
Interest expense and other, net	$(894)	$53	$(947)	(1,786.8)%
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, interest expense and other, net, declined $0.9 million. Total interest expense increased $1.7 million due to borrowings on our Delayed Draw Term Loan Facility, which was more than offset by income received from the transition services agreement initiated in connection with the TaxAct Sale, and incremental other income associated with the settlement of escrow funds from a previous acquisition.
INCOME TAXES
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
We recorded an income tax benefit of $0.5 million and $17.0 million for the three months ended March 31, 2023, and 2022, respectively. Our effective income tax rate for the three months ended March 31, 2023 differed from the 21% statutory rate primarily due to non-deductible compensation and the effect of state taxes.
Our effective tax rate for the three months ended March 31, 2022 differed from the 21% statutory rate primarily due to the release in our valuation allowance and the effect of state income taxes.
Avantax, Inc. | Q1 2023 Form 10-Q 26

DISCONTINUED OPERATIONS
On October 31, 2022, we entered into the Purchase Agreement with the Buyer to sell our former tax software business for an aggregate purchase price of $720.0 million in cash, subject to customary purchase price adjustments set forth in the Purchase Agreement. The TaxAct Sale subsequently closed on December 19, 2022. This divestiture was considered part of our strategic shift to become a pure-play wealth management company and was determined to meet discontinued operations accounting criteria under ASC 205.
During the three months ended March 31, 2023, we finalized our previously estimated closing date working capital balance, resulting in an incremental pre-tax gain of $2.5 million which is included within “Pre-tax gain on disposal” in the condensed consolidated statements of operations.
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income, determined in accordance with GAAP, excluding the effects of discontinued operations, stock-based compensation, depreciation and amortization of acquired intangible assets, interest expense and other, net, acquisition and integration costs, contested proxy and other legal and consulting costs, executive transition costs, TaxAct transaction related costs, reorganization costs, and income tax benefit. Interest expense and other, net primarily consists of interest expense, net, and other non-operating income. It does not include the income associated with the transition services agreement signed in connection with the TaxAct Sale as this income offsets costs included within income from continuing operations. Acquisition and integration costs primarily relate to the acquisitions of Avantax Planning Partners and 1st Global.
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
A reconciliation of GAAP net income (loss), which we believe to be the most comparable GAAP measure, to Adjusted EBITDA, is presented below:

($ in thousands)	Three Months Ended March 31,
	2023	2022
Net income	$1,673	$34,620
Less: Income from discontinued operations, net of income taxes	1,921	31,068
Income (loss) from continuing operations, net of income taxes	(248)	3,552
Stock-based compensation	7,802	5,380
Depreciation and amortization of acquired intangible assets	9,926	9,074
Interest expense and other, net	709	53
Acquisition and integration—Excluding change in the fair value of acquisition-related contingent consideration	122	(34)
Acquisition and integration—Change in the fair value of acquisition-related contingent consideration	—	1,700
Contested proxy and other legal and consulting costs	646	2,920
Executive transition costs	5,227	—
TaxAct transaction related costs	2,631	—
Reorganization costs	1,739	—
Income tax benefit	(481)	(16,993)
Adjusted EBITDA	$28,073	$5,652
Avantax, Inc. | Q1 2023 Form 10-Q 27

LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of March 31, 2023, we had cash and cash equivalents of $145.0 million. We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. From time-to-time, we may invest, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held as of March 31, 2023 had minimal default risk and short-term maturities. We are currently exploring multiple hedging instruments for purposes of mitigating the interest rate risk associated with our cash sweep program, as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022. We intend to hedge a significant portion of our cash sweep notional balance for a period of between three and five years to reduce the negative impact of future volatility in the federal funds rate.
Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management’s operations. As of March 31, 2023, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, servicing our debt obligations, capital expenditures, acquisitions that enhance our strategic position, financial professional loans, contingent consideration associated with our acquisitions, and stock repurchases. Execution of our growth strategies through strategic asset acquisitions is expected to remain a capital allocation priority during the next twelve months. For at least the next twelve months, we plan to finance these cash needs, federal and state income tax obligations associated with the TaxAct Sale, and our regulatory capital requirements at our broker-dealer subsidiary largely through our cash and cash equivalents on hand and cash provided by operating activities, and access to capital under our Delayed Draw Term Loan Facility (as defined below). However, the underlying levels of revenues and expenses that we project may not prove to be accurate, and, from time to time, we may make a determination to draw on the Revolving Credit Facility (as defined below) to meet our capital requirements, subject to customary terms and conditions. Our future investments in our business through capital expenditures or acquisitions, prepayment of debt to achieve desired leverage ratios, or our return of capital to stockholders through stock repurchases, will be determined after considering the best interests of our stockholders.
Indebtedness
On January 24, 2023 (the “Closing Date”), we entered into a restatement agreement (the “Amended and Restated Credit Agreement”), which amended and restated in its entirety our previous Credit Agreement. The Amended and Restated Credit Agreement provides for a new delayed draw term loan facility up to a maximum principal amount of $270.0 million (the “Delayed Draw Term Loan Facility”) and a revolving credit facility with a commitment amount of $50.0 million (the “Revolving Credit Facility”). We may borrow term loans under the Delayed Draw Term Loan Facility (the “Term Loans”) until January 24, 2024. The stated maturity date of the Delayed Draw Term Loan Facility and the Revolving Credit Facility is January 24, 2028 (the “Maturity Date”). The proceeds of any Term Loans may be used to fund shareholder distributions and for general corporate purposes. The proceeds of any loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes. On February 24, 2023, we borrowed $170.0 million under the Delayed Draw Term Loan Facility.
As of March 31, 2023, we had $170.0 million in principal amount outstanding under the Delayed Draw Term Loan Facility and no amounts outstanding under the Revolving Credit Facility. As of March 31, 2023, $50.0 million was available for future borrowings under the Revolving Credit Facility, subject to customary terms and conditions.
The obligations of the Company under the Amended and Restated Credit Agreement are secured by a first-priority security interest in substantially all of the existing and future personal property of the Company and certain of its subsidiaries.
We are required to make quarterly principal amortization payments on the Delayed Draw Term Loan Facility on the last business day of each fiscal quarter, beginning with the last business day of June 2022. These payments will amortize in equal quarterly installments based on the following aggregate annual amounts (expressed as a percentage of the principal amount of Term Loans borrowed): 2.5% during the first year ended December 31, 2023,
Avantax, Inc. | Q1 2023 Form 10-Q 28

5% during years two and three, 7.5% during year four, and 10% during year five. Any remaining Term Loans outstanding are due on the Maturity Date.
Commencing with the first year ending December 31, 2023, we may be required to make annual prepayments on the Term Loans in an amount equal to a percentage of Excess Cash Flow (as defined in the Amended and Restated Credit Agreement). The percentage of Excess Cash Flow ranges from 0% to 50% depending on our Consolidated First Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement). We may voluntarily prepay the Term Loans in whole or in part without premium or penalty.
Subject to customary reference rate availability provisions, the borrowings under the Amended and Restated Credit Agreement will bear interest at a rate per annum equal to (i) the Term SOFR Rate (as defined in the Amended and Restated Credit Agreement, and which includes a 0.10% credit spread adjustment) plus a margin ranging from 2.25% to 2.75% (which margin would be 2.75% as of the Closing Date), or (ii) a base rate based on the highest of the Wall Street Journal prime rate, the federal funds rate plus 0.50% and the Term SOFR (as defined in the Amended and Restated Credit Agreement, and which includes a 0.10% credit spread adjustment) rate plus 1.00%, in each case plus a margin ranging from 1.25% to 1.75% (which margin would be 1.75% as of the Closing Date). The margin is determined based on the Company’s Consolidated First Lien Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement). We are required to pay a quarterly commitment fee on the daily amount of the undrawn portion of the revolving commitments under the Revolving Credit Facility ranging from 0.35% to 0.45%. Interest is payable at the end of each interest period, typically quarterly.
Pursuant to the Amended and Restated Credit Agreement, we shall not permit (i) the Consolidated Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) to exceed 4.00 to 1.00 between March 31, 2023 and June 30, 2024, or 3.75 to 1.00 between July 1, 2024 and the Maturity Date, (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) to be less than 1.25 to 1.00 or (iii) Liquidity (as defined in the Amended and Restated Credit Agreement) on the last day of any fiscal quarter to be less than $50 million. The Company was in compliance with the debt covenants of the Amended and Restated Credit Agreement as of March 31, 2023.
Subsequent to March 31, 2023, we borrowed an additional $50.0 million under the Delayed Draw Term Loan Facility. We expect to borrow the remaining $50.0 million available under the Delayed Draw Term Loan Facility during fiscal year 2023.
Capital Return Program
On January 27, 2023, we commenced a modified “Dutch Auction” tender offer (the “Tender Offer”) to purchase shares of our common stock for an aggregate purchase price of up to $250.0 million at a price per share not less than $27.00 and not greater than $31.00. The Tender Offer was in addition to, and separate from, the $200.0 million stock repurchase authorization discussed below. Upon the conclusion of the Tender Offer, we repurchased and subsequently retired approximately 8.3 million shares of our common stock at the purchase price of $30.00 per share, for aggregate cash consideration of $250.0 million. We incurred approximately $4.5 million for fees and expenses associated with the Tender Offer, including approximately $2.4 million for estimated excise taxes owed under the Inflation Reduction Act of 2022, which were recorded within stockholders’ equity.
Repurchased common stock that is subsequently retired is deducted from common stock for par value and from additional paid-in capital for the excess over par value. Direct costs incurred to repurchase common stock are included in the total cost of the shares.
Stock Repurchase Authorization
On December 19, 2022, we announced that our board of directors authorized the Company to repurchase up to $200.0 million of our common stock. Our repurchase authorization does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date. Any repurchases of our stock pursuant to the stock repurchase authorization may materially reduce the amount of cash we have available and may not materially enhance the long-term value of our business or our stock.
For the three months ended March 31, 2023, we repurchased approximately 1.0 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $24.8 million. The remaining authorized amount under the stock repurchase authorization as of March 31, 2023, was approximately $175.2 million. For the three months ended March 31, 2022, we repurchased approximately 1.6 million shares of
Avantax, Inc. | Q1 2023 Form 10-Q 29

our common stock under our previous stock repurchase plan for an aggregate purchase price of approximately $30.5 million.
Between April 1, 2023 and May 5, 2023, we repurchased approximately 0.7 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $17.0 million. The remaining authorized amount under the stock repurchase authorization as of May 5, 2023, was approximately $158.2 million.
Contractual Obligations and Commitments
We have entered into several asset purchase agreements that are accounted for as asset acquisitions. These acquisitions may include up-front cash consideration, fixed deferred cash consideration, and contingent consideration arrangements. Future fixed payments are recognized as client relationship intangible assets on the date of acquisition. Contingent consideration arrangements encompass obligations to make future payments to the previous sellers contingent upon the achievement of future financial targets. These contingent payments are not recognized until all contingencies are resolved and the consideration is payable. As of March 31, 2023, the maximum future fixed and contingent payments associated with these asset acquisitions was $23.1 million, with specified payment dates from 2023 through 2027.
Cash Flows
Our cash flows were comprised of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by operating activities from continuing operations	$988	$7,053	$(6,065)
Net cash used by investing activities from continuing operations	(4,561)	(4,597)	36
Net cash used by financing activities from continuing operations	(117,612)	(32,463)	(85,149)
Net cash provided by discontinued operations	2,212	9,903	(7,691)
Net decrease in cash and cash equivalents	$(118,973)	$(20,104)	$(98,869)
Net Cash from Operating Activities from Continuing Operations
Net cash provided by operating activities from continuing operations consists of Income (loss) from continuing operations, offset by certain non-cash adjustments, and changes in operating assets and liabilities, which were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Net income	$1,673	$34,620	$(32,947)
Less: Income from discontinued operations, net of income taxes	1,921	31,068	(29,147)
Income (loss) from continuing operations	(248)	3,552	(3,800)
Non-cash adjustments to net income	20,844	17,470	3,374
Operating cash flows before changes in operating assets and liabilities	20,596	21,022	(426)
Changes in operating assets and liabilities, net of acquisitions and disposals	(19,608)	(13,969)	(5,639)
Net cash provided by operating activities from continuing operations	$988	$7,053	$(6,065)
Net cash provided by operating activities from continuing operations for the three months ended March 31, 2023, included $20.6 million of operating cash flows before changes in operating assets and liabilities and $19.6 million of changes in operating assets and liabilities. Non-cash adjustments to net income for the three months ended March 31, 2023 primarily related to depreciation and amortization costs of $9.9 million, stock-based compensation of $7.8 million, and $1.5 million of amortization related to payments made to financial professionals in support of ongoing growth programs. Changes in operating assets and liabilities were primarily impacted by an $8.7 million decrease in accrued bonuses primarily for payments relating to the prior fiscal period and $2.1 million in payments made to financial professionals in support of ongoing growth programs. The remaining changes in operating assets and liabilities were for normal activity within our working capital accounts.
Avantax, Inc. | Q1 2023 Form 10-Q 30

Net Cash from Investing Activities from Continuing Operations
Net cash used by investing activities from continuing operations consists of acquisitions, purchases of property, equipment, and software, net, and were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Purchases of property, equipment, and software	$(2,543)	$(3,846)	$1,303
Asset acquisitions	(2,018)	(751)	(1,267)
Net cash used by investing activities from continuing operations	$(4,561)	$(4,597)	$36
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, net cash used by investing activities from continuing operations was flat.
Net Cash from Financing Activities from Continuing Operations
Net cash used by financing activities from continuing operations primarily consists of debt issuance and repayments, common stock and stock-based awards transactions, and acquisition-related contingent consideration payments. Financing cash flows from continuing operations were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Proceeds from credit facilities, net of debt discount and issuance costs	$161,543	$—	$161,543
Payments on credit facilities	—	(453)	453
Acquisition-related fixed and contingent consideration payments	(223)	—	(223)
Stock repurchases	(276,953)	(30,537)	(246,416)
Proceeds from stock option exercises	1,135	96	1,039
Tax payments from shares withheld for equity awards	(3,114)	(1,569)	(1,545)
Net cash used by financing activities from continuing operations	$(117,612)	$(32,463)	$(85,149)
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, we used $85.1 million more cash for financing activities, primarily for incremental stock repurchases associated with our Tender Offer and stock repurchase authorization. These repurchases were funded in part by net borrowings under our Amended and Restated Credit Agreement.
Net Cash Flows from Discontinued Operations
Net cash flows provided by discontinued operations were comprised of the following (in thousands):

	Three Months Ended March 31,
	2023	2022	$ Change
Net cash provided by operating activities from discontinued operations	$—	$10,788	$(10,788)
Net cash provided (used) by investing activities from discontinued operations	2,212	(885)	3,097
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided by discontinued operations	$2,212	$9,903	$(7,691)
For the three months ended March 31, 2023, compared to the three months ended March 31, 2022, net cash provided by discontinued operations decreased $7.7 million. During the three months ended March 31, 2023, we finalized our previously estimated closing date working capital balance for the TaxAct Sale, resulting in incremental purchase consideration of $2.2 million and an incremental pre-tax gain on disposal of $2.5 million. Net cash provided by discontinued operations declined compared to the prior period due to the completion of the TaxAct Sale during the fourth quarter of 2022.
Avantax, Inc. | Q1 2023 Form 10-Q 31

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
There have been no material changes in our critical accounting policies as disclosed under “Critical Accounting Estimates” in Part II, Item 7 and in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than for our Amended and Restated Credit Agreement discussed in “Item 1. Financial Statements—Note 6”, there have been no material changes to the financial instruments for which we are exposed to market risk, as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022, during the three months ended March 31, 2023. We are currently exploring multiple hedging instruments for purposes of mitigating the interest rate risk associated with our cash sweep program, as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022. We intend to hedge a significant portion of our cash sweep notional balance for a period of between three and five years to reduce the negative impact of future volatility in the federal funds rate.
As of March 31, 2023, we had $170.0 million in principal amount of debt outstanding under the Delayed Draw Term Loan Facility, which carries a degree of interest rate risk. For further information on our outstanding debt, see “Item 1. Financial Statements—Note 6” and the section “Liquidity and Capital Resources” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Indebtedness.” A hypothetical 100 basis point increase in the interest rates under the Delayed Draw Term Loan Facility on March 31, 2023 would result in a $7.4 million increase in our interest expense until the scheduled maturity date in 2028. For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of March 31, 2023.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the three months ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II—OTHER INFORMATION
Avantax, Inc. | Q1 2023 Form 10-Q 32

Item 1. Legal Proceedings
See “Item 1. Financial Statements—Note 9” for information regarding legal proceedings.
Item 1A. Risk Factors
Our business and future results may be affected by a number of risks and uncertainties that should be considered carefully. In addition, this Form 10-Q also contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of certain factors, including the risks described in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022.
We believe that there have been no material changes in our risk factors as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table details our repurchases of common stock for the three months ended March 31, 2023 (in thousands, except the average price paid per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1-31, 2023 (1)	460	$27.20	460	$187,483
February 1-28, 2023 (2)	8,333	$30.00	—	$187,483
March 1-31, 2023 (1)	498	$24.66	498	$175,212
Total (3)	9,291	$25.88	958
___________________________
(1)Represents shares repurchased through the Company’s $200.0 million stock repurchase authorization, which was originally announced on December 19, 2022. This repurchase authorization does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date. See “Item 1. Financial Statements—Note 11” for further information.
(2)Represents shares repurchased through the Tender Offer, which was fully subscribed. See “Item 1. Financial Statements—Note 11” for further information.
(3)“Average Price Paid per Share” represents the average price paid per share through the Company’s stock repurchase authorization from January 1, 2023 through March 31, 2023, but does not include the price paid per share pursuant to the Tender Offer discussed in note (2) above.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Avantax, Inc. | Q1 2023 Form 10-Q 33

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Avantax, Inc. (f/k/a Blucora, Inc.), as guarantor	8-K	March 19, 2019	2.1
2.2	Stock Purchase Agreement, dated as of January 6, 2020, by and among Avantax, Inc. (f/k/a Blucora, Inc.), Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement, dated June 30, 2020	8-K	July 1, 2020	2.1
2.3	Third Amendment to Stock Purchase Agreement, dated June 29, 2021, by and among Spirit Acquisitions, LLC, Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	July 2, 2021	2.1
2.4	Stock Purchase Agreement, dated as of October 31, 2022, by and among Avantax, Inc. (f/k/a Blucora, Inc.), TaxAct Holdings, Inc., Franklin Cedar Bidco, LLC and DS Admiral Bidco, LLC	8-K	November 1, 2022	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K	August 13, 2012	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 1, 2017	8-K	June 5, 2017	3.1
3.3	Certificate of Amendment No. 2 to the Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 8, 2018	8-K	June 8, 2018	3.1
3.4	Certificate of Amendment No. 3 to the Restated Certificate of Incorporation, effective January 26, 2023	8-K	January 26, 2023	3.1
3.5	Certificate of Amendment No. 4 to the Restated Certificate of Incorporation of Avantax, Inc., effective May 4, 2023	8-K	May 5, 2023	3.1
3.6	Amended and Restated Bylaws of Avantax, Inc. dated as of January 26, 2023	8-K	January 26, 2023	3.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's Form 10-Q for the fiscal quarter ended March 31, 2023, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Operations, (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Avantax, Inc. | Q1 2023 Form 10-Q 34

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANTAX, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer and Treasurer (On behalf of the registrant and as Principal Financial Officer)

Date:	May 8, 2023

Avantax, Inc. | Q1 2023 Form 10-Q 35