Form 10-Q
period 2023-06-30
AVANTAX, INC.
filed 2023-08-09
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
As of August 2, 2023, 36,760,034 shares of the registrant’s Common Stock were outstanding.

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
Avantax, Inc. | Q2 2023 Form 10-Q 3

•risks related to goodwill and acquired intangible asset impairment;
•our failure to realize the expected benefits of the sale of our former tax software business (the “TaxAct Sale”);
•disruptions to our business and operations resulting from our compliance with the terms of the transition services agreement entered into in connection with the TaxAct Sale; and
•our ability to mitigate and manage risks caused by yield curve, duration and interest rate fluctuations, and other macroeconomic factors upon our business and financing arrangements through derivative transactions pursuant to our recently implemented hedging policy.
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

Avantax, Inc. | Q2 2023 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVANTAX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$109,791	$263,928
Accounts receivable, net	25,127	24,117
Commissions and advisory fees receivable	22,005	20,679
Prepaid expenses and other current assets	30,054	15,027
Total current assets	186,977	323,751
Long-term assets:
Property, equipment, and software, net	51,363	53,041
Right-of-use assets, net	18,556	19,361
Goodwill, net	266,279	266,279
Acquired intangible assets, net	259,125	266,002
Other long-term assets	39,340	35,081
Total long-term assets	634,663	639,764
Total assets	$821,640	$963,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,172	$7,531
Commissions and advisory fees payable	14,883	13,829
Accrued expenses and other current liabilities	40,932	111,212
Current deferred revenue	5,663	4,583
Current lease liabilities	5,177	5,139
Current portion of long-term debt	10,125	—
Total current liabilities	78,952	142,294
Long-term liabilities:
Long-term debt, net	251,399	—
Long-term lease liabilities	28,622	30,332
Deferred tax liabilities, net	16,084	20,819
Long-term deferred revenue	3,933	4,396
Other long-term liabilities	31,450	22,476
Total long-term liabilities	331,488	78,023
Total liabilities	410,440	220,317

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 shares authorized; 43,463 shares issued and 37,118 shares outstanding as of June 30, 2023; 51,260 shares issued and 48,079 shares outstanding as of December 31, 2022	4	5
Additional paid-in capital	1,387,591	1,636,134
Accumulated deficit	(824,288)	(829,542)
Accumulated other comprehensive loss	(12,061)	—
Treasury stock, at cost—6,345 shares as of June 30, 2023 and 3,181 shares as of December 31, 2022	(140,046)	(63,399)
Total stockholders’ equity	411,200	743,198
Total liabilities and stockholders’ equity	$821,640	$963,515

See accompanying notes.
Avantax, Inc. | Q2 2023 Form 10-Q 5

AVANTAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue	$186,928	$162,669	$364,908	$329,072
Operating expenses:
Cost of revenue	110,847	114,446	219,099	235,634
Engineering and technology	2,191	2,302	4,912	4,116
Sales and marketing	27,423	24,882	53,604	47,056
General and administrative	26,335	21,721	58,736	45,596
Acquisition and integration	(39)	(6,792)	83	(5,126)
Depreciation	3,588	2,642	7,176	5,085
Amortization of acquired intangible assets	6,231	6,462	12,569	13,093
Total operating expenses	176,576	165,663	356,179	345,454
Operating income (loss) from continuing operations	10,352	(2,994)	8,729	(16,382)
Interest expense and other, net	(4,698)	(212)	(3,804)	(265)
Income (loss) from continuing operations before income taxes	5,654	(3,206)	4,925	(16,647)
Income tax benefit (expense)	(2,073)	4,053	(1,592)	21,046
Income from continuing operations	3,581	847	3,333	4,399
Discontinued operations (Note 3)
Income from discontinued operations before gain on disposal and income taxes	—	45,874	—	96,517
Pre-tax gain on disposal	—	—	2,539	—
Income from discontinued operations before income taxes	—	45,874	2,539	96,517
Income tax benefit (expense)	—	(7,296)	(618)	(26,871)
Income from discontinued operations	—	38,578	1,921	69,646
Net income	$3,581	$39,425	$5,254	$74,045

Basic net income per share:
Continuing operations	$0.09	$0.02	$0.08	$0.09
Discontinued operations	—	0.81	0.05	1.45
Basic net income per share	$0.09	$0.83	$0.13	$1.54
Diluted net income per share:
Continuing operations	$0.09	$0.02	$0.08	$0.09
Discontinued operations	—	0.79	0.04	1.41
Diluted net income per share	$0.09	$0.81	$0.12	$1.50
Weighted average shares outstanding:
Basic	38,349	47,582	41,497	48,048
Diluted	39,201	48,690	42,515	49,220

Comprehensive income (loss):
Net income	$3,581	$39,425	$5,254	$74,045
Other comprehensive loss, net of tax	(12,061)	—	(12,061)	—
Comprehensive income (loss)	$(8,480)	$39,425	$(6,807)	$74,045

See accompanying notes.
Avantax, Inc. | Q2 2023 Form 10-Q 6

AVANTAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (In thousands)

					Accumulated other comprehensive loss
	Common stock		Additional paid-in capital	Accumulated deficit		Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2022	51,260	$5	$1,636,134	$(829,542)	$—	3,181	$(63,399)	$743,198
Common stock issued pursuant to stock incentive and employee stock purchase plans	307	—	1,135	—	—	—	—	1,135
Stock repurchases	—	—	—	—	—	9,291	(279,562)	(279,562)
Retirement of common stock	(8,333)	(1)	(254,538)	—	—	(8,333)	254,539	—
Stock-based compensation	—	—	4,714	—	—	—	—	4,714
Tax payments from shares withheld for equity awards	—	—	(3,114)	—	—	—	—	(3,114)
Net income	—	—	—	1,673	—	—	—	1,673
Balance as of March 31, 2023	43,234	4	1,384,331	(827,869)	—	4,139	(88,422)	468,044
Common stock issued pursuant to stock incentive and employee stock purchase plans	229	—	1,506	—	—	—	—	1,506
Stock repurchases	—	—	—	—	—	2,206	(51,624)	(51,624)
Stock-based compensation	—	—	2,910	—	—	—	—	2,910
Tax payments from shares withheld for equity awards	—	—	(1,156)	—	—	—	—	(1,156)
Other comprehensive loss, net of tax	—	—	—	—	(12,061)	—	—	(12,061)
Net income	—	—	—	3,581	—	—	—	3,581
Balance as of June 30, 2023	43,463	$4	$1,387,591	$(824,288)	$(12,061)	6,345	$(140,046)	$411,200

					Accumulated other comprehensive loss
	Common stock		Additional paid-in capital	Accumulated deficit		Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2021	50,137	$5	$1,619,805	$(1,249,789)	$—	1,306	$(28,399)	$341,622
Common stock issued pursuant to stock incentive and employee stock purchase plans	247	—	96	—	—	—	—	96
Stock repurchases	—	—	—	—	—	1,645	(30,537)	(30,537)
Stock-based compensation	—	—	4,641	—	—	—	—	4,641
Tax payments from shares withheld for equity awards	—	—	(1,569)	—	—	—	—	(1,569)
Net income	—	—	—	34,620	—	—	—	34,620
Balance as of March 31, 2022	50,384	5	1,622,973	(1,215,169)	—	2,951	(58,936)	348,873
Common stock issued pursuant to stock incentive and employee stock purchase plans	537	—	2,402	—	—	—	—	2,402
Stock repurchases	—	—	—	—	—	230	(4,463)	(4,463)
Stock-based compensation	—	—	3,683	—	—	—	—	3,683
Tax payments from shares withheld for equity awards	—	—	(467)	—	—	—	—	(467)
Net income	—	—	—	39,425	—	—	—	39,425
Balance as of June 30, 2022	50,921	$5	$1,628,591	$(1,175,744)	$—	3,181	$(63,399)	$389,453

See accompanying notes.
Avantax, Inc. | Q2 2023 Form 10-Q 7

AVANTAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income	$5,254	$74,045
Less: Income from discontinued operations, net of income taxes	1,921	69,646
Income from continuing operations	3,333	4,399
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization of acquired intangible assets	19,745	18,178
Stock-based compensation	11,093	9,818
Change in the fair value of acquisition-related contingent consideration	—	(5,320)
Reduction of right-of-use lease assets	805	715
Deferred income taxes	(858)	(1,023)
Amortization of debt discount and issuance costs	440	—
Accretion of lease liabilities	948	1,020
Other non-cash items	2,739	2,575
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(992)	4,430
Commissions and advisory fees receivable	(1,326)	3,859
Prepaid expenses and other current assets	(14,531)	(2,333)
Other long-term assets	(5,406)	(8,816)
Accounts payable	(5,359)	(4,178)
Commissions and advisory fees payable	1,054	(4,316)
Lease liabilities	(2,620)	(2,491)
Deferred revenue	617	(443)
Accrued expenses and other current and long-term liabilities	(84,901)	(1,166)
Net cash provided (used) by operating activities from continuing operations	(75,219)	14,908
Investing activities:
Purchases of property, equipment, and software	(5,499)	(9,019)
Asset acquisitions	(5,451)	(1,858)
Net cash used by investing activities from continuing operations	(10,950)	(10,877)
Financing activities:
Proceeds from credit facilities, net of debt discount and issuance costs	261,543	—
Payments on credit facilities	(1,688)	(906)
Acquisition-related fixed and contingent consideration payments	(287)	(98)
Stock repurchases	(328,119)	(35,000)
Proceeds from issuance of stock through employee stock purchase plan	1,584	2,324
Proceeds from stock option exercises	1,057	174
Tax payments from shares withheld for equity awards	(4,270)	(2,036)
Net cash used by financing activities from continuing operations	(70,180)	(35,542)
Net cash used by continuing operations	(156,349)	(31,511)
Net cash provided by operating activities from discontinued operations	—	32,980
Net cash provided (used) by investing activities from discontinued operations	2,212	(2,771)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by discontinued operations	2,212	30,209
Net decrease in cash and cash equivalents	(154,137)	(1,302)
Cash and cash equivalents, beginning of period	263,928	100,629
Cash and cash equivalents, end of period	$109,791	$99,327

Supplemental cash flow information:
Cash paid for income taxes	$97,420	$1,958
Cash paid for interest	$6,041	$14,301

See accompanying notes.
Avantax, Inc. | Q2 2023 Form 10-Q 8

AVANTAX, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1: Description of the Business
Avantax, Inc. (the “Company,” “Avantax,” “we,” “our,” or “us”) is a leading provider of integrated tax-intelligent wealth management services and software, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms. Our integrated tax-intelligent wealth management services consist of the operations of Avantax Wealth Management and Avantax Planning Partners.
Avantax Wealth Management provides tax-intelligent wealth management solutions for financial professionals, tax professionals, CPA firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, which is a leading U.S. tax-focused independent broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, operations, sales, and product support tools that enable them to offer tax-intelligent planning, investing, and wealth management services to their clients.
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
Segments
Our Chief Executive Officer is our chief operating decision maker and assesses performance and allocates resources on a consolidated basis. Given the similarities in economic characteristics between our operations and the common nature of the products, services, we currently operate in one reportable segment.
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
Avantax, Inc. | Q2 2023 Form 10-Q 9

statements and accompanying notes in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of results for a full year.
A summary of our significant accounting policies is included in Note 2 to the Consolidated Financial Statements in our Annual Report on Form 10-K for the year ended December 31, 2022. Other than below, there have been no significant changes in our significant accounting policies since December 31, 2022.
Derivative Financial Instruments
We primarily enter into derivative financial instruments as part of our strategy to manage our exposure to changes in interest rates. Derivative instruments represent contracts between parties that result in one party delivering cash to the other party based on a notional amount and an underlying term (such as an interest rate or index) as specified in the contract. The amount of cash delivered from one party to the other is determined based on the interaction of the notional amount of the contract with the underlying term. We do not enter into derivative instruments for any purpose other than hedging interest rate risk, and none of our derivative instruments are used for trading purposes.
We recognize derivatives as assets or liabilities on our consolidated balance sheets at their fair value in accordance with ASC 815, Derivatives and Hedging. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Currently, we have only designated derivative instruments as cash flow hedges. We may also enter into derivative contracts that are intended to economically hedge interest rate risk, even though hedge accounting does not apply or we elect not to apply hedge accounting.
To qualify for hedge accounting, concurrent with the execution of a derivative contract, we formally document our risk management objective and strategy for undertaking the hedging transaction, how the hedging instrument is expected to hedge the designated risk related to the hedged item, and the method that will be used to retrospectively and prospectively assess the hedging instrument’s effectiveness. A derivative designated as a hedging instrument must be assessed as being highly effective in offsetting the designated risk of the hedged item. Hedge effectiveness is formally assessed at inception and at least quarterly throughout the life of the designated hedging relationship.
For derivatives designated as cash flow hedging instruments, changes in fair value are initially recorded net of tax in accumulated other comprehensive income (loss) and subsequently reclassified into earnings when the hedged transaction affects earnings. Additionally, changes in the fair value of amounts excluded from the assessment of effectiveness are recorded net of tax in accumulated other comprehensive income (loss) and recognized in earnings using a straight-line amortization method over the term of instrument. Changes in fair value for derivative contracts that do not qualify for hedge accounting (or for those that we elect to not apply hedge accounting), are immediately recognized within earnings. Realized and unrealized gains and losses for derivatives are presented in the statements of comprehensive income (loss) based on the nature and use of the instrument.
We prospectively discontinue hedge accounting if it is determined that the derivative is no longer effective in offsetting the designated risk of the hedged item, the derivative is terminated prior to maturity, or the occurrence of the forecasted transaction (for a cash flow hedge) is no longer probable. When hedge accounting for a cash flow hedge is discontinued, any subsequent changes in fair value of the derivative are recognized immediately in earnings. The cumulative unrealized gain or loss related to the discontinued hedge continues to be reported in accumulated other comprehensive income (loss) and is subsequently reclassified into earnings in the same manner discussed above, unless it is probable that the forecasted transaction will not occur by the end of the originally specified time period, in which case the cumulative unrealized gain or loss is reclassified into earnings immediately.
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
Avantax, Inc. | Q2 2023 Form 10-Q 10

During the six months ended June 30, 2023, we finalized our previously estimated closing date working capital balance, resulting in an incremental pre-tax gain of $2.5 million which is included within “Pre-tax gain on disposal” in the condensed consolidated statements of comprehensive income (loss).
The following table presents summarized information regarding certain components of income (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$—	$94,214	$—	$235,364
Operating expenses	—	40,435	—	123,154
Interest expense and other, net	—	(7,905)	—	(15,693)
Income from discontinued operations before gain on disposal and income taxes	—	45,874	—	96,517
Pre-tax gain on disposal	—	—	2,539	—
Income from discontinued operations before income taxes	—	45,874	2,539	96,517
Income tax expense	—	(7,296)	(618)	(26,871)
Income from discontinued operations	$—	$38,578	$1,921	$69,646
Note 4: Revenue Recognition
Revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenues by major category and the timing of revenue recognition was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Recognized upon transaction:
Commission	$18,084	$17,881	$36,885	$38,505
Transaction and fee	1,079	1,262	2,012	2,506
Total revenue recognized upon transaction	$19,163	$19,143	$38,897	$41,011
Recognized over time:
Advisory	$103,316	$104,155	$200,841	$211,324
Commission	23,755	24,954	46,426	51,985
Asset-based	33,193	6,964	67,080	12,627
Transaction and fee	7,501	7,453	11,664	12,125
Total revenue recognized over time	$167,765	$143,526	$326,011	$288,061
Total revenue:
Advisory	$103,316	$104,155	$200,841	$211,324
Commission	41,839	42,835	83,311	90,490
Asset-based	33,193	6,964	67,080	12,627
Transaction and fee	8,580	8,715	13,676	14,631
Total revenue	$186,928	$162,669	$364,908	$329,072
Note 5: Asset Acquisitions
During the six months ended June 30, 2023, we completed acquisitions that met the criteria to be accounted for as asset acquisitions. Total initial purchase consideration, including acquisition costs and fixed deferred payments, was $4.9 million. This purchase consideration was allocated to client relationship intangibles. Client relationship intangibles are amortized on a straight-line basis over an amortization period of 15 years.
We are subject to variable contingent consideration payments related to our asset acquisitions that are not recognized as a liability on our condensed consolidated balance sheets until all contingencies related to the achievement of future financial targets are resolved and the consideration is payable. As of June 30, 2023, the maximum future fixed and contingent payments associated with all prior asset acquisitions were $27.5 million, with specified payment dates from 2023 through 2027.
Avantax, Inc. | Q2 2023 Form 10-Q 11

Note 6: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	June 30, 2023	December 31, 2022
	Delayed Draw Term Loan Facility
Principal outstanding	$268,313	$—
Unamortized debt issuance costs	(5,505)	—
Unamortized debt discount	(1,284)	—
Net carrying value	$261,524	$—
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
On January 24, 2023 (the “Closing Date”), we entered into a restatement agreement (the “Amended and Restated Credit Agreement”), which amended and restated in its entirety our previous Credit Agreement. The Amended and Restated Credit Agreement provides for a new delayed draw term loan facility up to a maximum principal amount of $270.0 million (the “Delayed Draw Term Loan Facility”) and a revolving credit facility with a commitment amount of $50.0 million (the “Revolving Credit Facility”). We may borrow term loans under the Delayed Draw Term Loan Facility (the “Term Loans”) until January 24, 2024. The stated maturity date of the Delayed Draw Term Loan Facility and the Revolving Credit Facility is January 24, 2028 (the “Maturity Date”). The proceeds of any Term Loans may be used to fund shareholder distributions and for general corporate purposes. The proceeds of any loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes. On February 24, 2023, we borrowed $170.0 million under the Delayed Draw Term Loan Facility. During the second quarter of 2023, we borrowed the remaining $100.0 million available under the Delayed Draw Term Loan Facility.
We capitalized approximately $8.5 million of debt discount and issuance costs in connection with the Amended and Restated Credit Agreement. A portion of these costs were allocated to the Revolving Credit Facility and are included in other long-term assets on the Company’s condensed consolidated balance sheets.
As of June 30, 2023, we had $268.3 million in principal amount outstanding under the Delayed Draw Term Loan Facility and no amounts outstanding under the Revolving Credit Facility. As of June 30, 2023, $50.0 million was available for future borrowings under the Revolving Credit Facility, subject to customary terms and conditions. Subject to certain conditions set forth in the Amended and Restated Credit Agreement, we may borrow, prepay, and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Maturity Date.
We are required to make quarterly principal amortization payments on the Delayed Draw Term Loan Facility on the last business day of each fiscal quarter, beginning with the last business day of June 2023. These payments will amortize in equal quarterly installments based on the following aggregate annual amounts (expressed as a percentage of the principal amount of Term Loans borrowed): 2.5% during the first year ended December 31, 2023, 5% during years two and three, 7.5% during year four, and 10% during year five. Any remaining Term Loans outstanding are due on the Maturity Date.
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
Avantax, Inc. | Q2 2023 Form 10-Q 12

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
Pursuant to the Amended and Restated Credit Agreement, we shall not permit (i) the Consolidated Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) to exceed 4.00 to 1.00 between March 31, 2023 and June 30, 2024, or 3.75 to 1.00 between July 1, 2024 and the Maturity Date, (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) to be less than 1.25 to 1.00 or (iii) Liquidity (as defined in the Amended and Restated Credit Agreement) on the last day of any fiscal quarter to be less than $50 million. The Company was in compliance with the debt covenants of the Amended and Restated Credit Agreement as of June 30, 2023.
Note 7: Leases
Our leases are primarily related to office space and are classified as operating leases. Operating lease cost, net of sublease income, is recognized in “General and administrative” expense for those net costs related to leases used in our operations and within “Acquisition and integration” expense for those net costs related to an unoccupied lease assumed in a previous acquisition on the condensed consolidated statements of comprehensive income (loss).
During the three and six months ended June 30, 2023, and in connection with the TaxAct Sale, we began subleasing a portion of our corporate headquarters in Dallas, Texas. This sublease was classified as an operating lease at inception, with sublease income recognized on a straight-line basis over the five-year sublease term.
Operating lease cost, net of sublease income, and cash paid on operating lease liabilities for the three and six months ended June 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Fixed lease cost	$974	$947	$1,936	$1,920
Variable lease cost	340	363	748	765
Operating lease cost, before sublease income	1,314	1,310	2,684	2,685
Sublease income	(479)	(234)	(958)	(468)
Total operating lease cost, net of sublease income	$835	$1,076	$1,726	$2,217

Additional lease information:
Cash paid on operating lease liabilities	$1,312	$1,262	$2,619	$2,491
Lease liabilities obtained from new right-of-use assets	$—	$128	$—	$128
Right-of-use assets and operating lease liabilities were recorded on the condensed consolidated balance sheets as follows (in thousands):

	June 30, 2023	December 31, 2022
Right-of-use assets, net	$18,556	$19,361

Current lease liabilities	$5,177	$5,139
Long-term lease liabilities	28,622	30,332
Total operating lease liabilities	$33,799	$35,471

Weighted-average remaining lease term (in years)	9.1	9.4
Weighted-average discount rate	5.5%	5.5%
Avantax, Inc. | Q2 2023 Form 10-Q 13

The maturities of our operating lease liabilities as of June 30, 2023 were as follows (in thousands):

Undiscounted cash flows:
Remainder of 2023	$2,670
2024	5,184
2025	5,086
2026	4,256
2027	3,858
Thereafter	22,315
Total undiscounted cash flows	43,369
Imputed interest	(9,570)
Present value of cash flows	$33,799
Note 8: Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Prepaid expenses	$22,499	$7,857
Forgivable loans	6,023	5,951
Other current assets	1,532	1,219
Total prepaid expenses and other current assets	$30,054	$15,027
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Salaries and related benefit expenses	$12,891	$17,481
Accrued legal costs	2,897	1,102
Accrued vendor and advertising costs	1,411	2,726
Accrued taxes	5,076	85,965
Accrued fixed and variable acquisition consideration	1,139	897
Accrued cash-settled stock-based compensation	6,783	2,121
Interest rate derivatives	8,517	—
Other	2,218	920
Total accrued expenses and other current liabilities	$40,932	$111,212
Other long-term liabilities consisted of the following (in thousands):

	June 30, 2023	December 31, 2022
Deferred compensation	$12,235	$7,974
Accrued cash-settled stock-based compensation	3,864	7,556
Accrued tax positions	4,099	3,616
Interest rate derivatives	8,309	—
Other	2,943	3,330
Other long-term liabilities	$31,450	$22,476
Avantax, Inc. | Q2 2023 Form 10-Q 14

Note 9: Commitments and Contingencies
TaxAct Indemnification Obligations
In connection with the TaxAct Sale, we have certain indemnification obligations to the Buyer, TaxAct Holdings, Inc. and their respective affiliates and representatives with respect to certain losses actually incurred or suffered as a result of any claim, action, suit, or proceeding against such indemnitees arising out of or relating to the use by us or any of our affiliates in the tax software business of website tracking and analytics technologies prior to the closing of the TaxAct Sale. Such indemnification obligations terminate on December 19, 2027 and may not exceed $5.4 million ($1.0 million of which is allocable to the deductible under our insurance policies). We believe that applicable insurance policies will cover all or a substantial portion of any claims made by the Buyer under such indemnification obligations. The current carrying amount of the liability for these indemnification obligations is approximately $0.9 million as of June 30, 2023 and is included within “Other long-term liabilities” on the condensed consolidated balance sheets.
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
We are not currently a party to any such matters for which we have recognized a material liability on our condensed consolidated balance sheet as of June 30, 2023.
We have entered into indemnification agreements in the ordinary course of business with our officers and directors. Pursuant to these agreements, we may be obligated to advance payment of legal fees and costs incurred by the defendants pursuant to our obligations under these indemnification agreements and applicable Delaware law.
Avantax, Inc. | Q2 2023 Form 10-Q 15

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

		Fair value measurements at the reporting date using
	June 30, 2023	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$216	$216	$—	$—
Deferred compensation assets	12,710	12,710	—	—
Total assets at fair value	$12,926	$12,926	$—	$—

Deferred compensation liabilities	$12,710	$12,710	$—	$—
Interest rate derivatives	16,814	—	16,814	—
Total liabilities at fair value	$29,524	$12,710	$16,814	$—

		Fair value measurements at the reporting date using
	December 31, 2022	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,369	$4,369	$—	$—
Deferred compensation assets	7,974	7,974	—	—
Total assets at fair value	$12,343	$12,343	$—	$—

Deferred compensation liabilities	$7,974	$7,974	$—	$—
Total liabilities at fair value	$7,974	$7,974	$—	$—
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
Avantax, Inc. | Q2 2023 Form 10-Q 16

We utilize a third-party pricing service to estimate the fair value of our derivative financial instruments. Fair value is estimated using industry standard valuation models that primarily rely on observable market inputs, including daily simple secured overnight financing rates (“SOFR”) overnight index swap rate curves, SOFR swap rate curves, and volatility. Credit valuation adjustments are incorporated in the fair values to reflect nonperformance risk for both the Company and our counterparties. Although we have determined that the majority of the inputs used to value these derivative instruments fall within Level 2 of the fair value hierarchy, the credit valuation adjustments utilize Level 3 inputs, such as estimates of current credit spreads. We have determined that the impact of the credit valuation adjustments is not significant to the overall valuation of these derivatives. As a result, we have classified our derivative financial instruments in Level 2 of the fair value hierarchy.
Fair Value of Financial Instruments
We consider the carrying values of accounts receivable, commissions receivable, other receivables, prepaid expenses, other current assets, financial professional loans, accounts payable, commissions and advisory fees payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of June 30, 2023, the principal amount outstanding for our Delayed Draw Term Loan Facility was $268.3 million. The principal amount outstanding approximated its fair value as it is a variable rate instrument, and its applicable margin is consistent with current market conditions.
Note 11: Derivative Financial Instruments
We primarily enter into derivative financial instruments as part of our strategy to manage our exposure to changes in interest rates. Our objective in using interest rate derivatives is to reduce variability in the future cash flows we earn from our cash sweep program by limiting our exposure to changes in our contractually specified rate, which is primarily tied to the federal funds rate. To accomplish this objective, we currently utilize interest rate collar and interest rate cap derivative instruments. Our interest rate collar derivatives involve the payment of variable-rate amounts if interest rates rise above the cap strike rate on the contracts and receipts of fixed-rate amounts if interest rates fall below the floor strike rate on the contracts. Our interest rate cap derivatives involve the payment of variable-rate amounts if interest rates rise above the cap strike rate on the contracts. Our interest rate collar derivatives are designated and qualify as cash flow hedges, as defined in ASC 815. Our interest rate cap derivatives do not qualify for cash flow hedge accounting and are considered economic hedges. As of June 30, 2023, the total notional value of our interest rate derivatives represented approximately 64% of the ending client cash balances in our cash sweep program.
We are exposed to credit risk in the event of nonperformance of counterparties for our derivative financial instruments. We manage concentration of counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to individual counterparties and actively monitoring counterparty credit ratings. We also employ master netting arrangements which allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections. Further, none of our derivative financial instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.
Avantax, Inc. | Q2 2023 Form 10-Q 17

We recognize derivative financial instruments in the condensed consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. The following table presents the gross fair value of our derivative financial instruments as of June 30, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	June 30,	December 31,	June 30,	December 31,
	2023	2022	2023	2022
Derivatives designated as hedging instruments under ASC 815:
Interest rate collars (1)	$—	$—	$15,938	$—
Total derivatives designated as hedging instruments under ASC 815	—	—	15,938	—

Derivatives not designated as hedging instruments under ASC 815:
Interest rate caps (1)	—	—	876	—
Total derivatives not designated as hedging instruments under ASC 815	—	—	876	—
Total Derivatives	$—	$—	$16,814	$—
______________________
(1)As of June 30, 2023, approximately $8.5 million of the fair value of these derivative financial instruments was recorded within “Accrued expenses and other current liabilities,” with the remaining balance recorded within “Other long-term liabilities” on the condensed consolidated balance sheets.
Cash Flow Hedges of Interest Rate Risk
During the second quarter of 2023, we entered into two interest rate collar derivative contracts for a total notional value of $1.5 billion. Each contract is indexed to daily simple SOFR and is a combination of a purchased floor instrument with a strike rate of 2.5% and a sold cap instrument with a strike rate of 5.5%, both of which expire on May 31, 2026. The total cost for these interest rate collars was $15.3 million, which we have elected to defer and will settle through monthly straight-line cash payments to the counterparties over the term of the instruments. This hedging strategy enables us to limit the downside risk of significant reductions to interest rates over the term of the instruments in exchange for capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
We designated these derivative instruments as cash flow hedges and determined that they are highly effective at achieving offsetting changes in cash flows attributable to interest rate fluctuations associated with our cash sweep program. The changes in fair value of the effective portion of these derivative instruments are initially recorded net of tax in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. These accumulated gains or losses are reclassified into “Revenue” (where the hedged transaction is recorded) on the condensed consolidated statements of comprehensive income (loss) when the hedged transaction affects earnings. We have elected to exclude the change in fair value of these derivative instruments attributable to the passage of time from the assessment of hedge effectiveness. Changes in the fair value of amounts excluded from the assessment of effectiveness are recorded net of tax in accumulated other comprehensive income (loss) and recognized as a reduction to “Revenue” on the condensed consolidated statements of comprehensive income (loss) using a straight-line amortization method over the term of the instruments.
Avantax, Inc. | Q2 2023 Form 10-Q 18

The table below presents the amount of gains and losses related to these derivative financial instruments and their location in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
Three Months Ended	June 30, 2023	June 30, 2022	Location of Gain (Loss) Recognized in Income	June 30, 2023	June 30, 2022
Interest rate collars, net of tax	$(12,393)	$—	Revenue	$(332)	$—

Six Months Ended
Interest rate collars, net of tax	$(12,393)	$—	Revenue	$(332)	$—
As of June 30, 2023, we estimate that $4.9 million of the deferred amounts recorded in accumulated other comprehensive income (loss) for our cash flow hedges will be reclassified into earnings within the next twelve months.
Gains and losses on our cash flow hedges are net of income tax benefit of $3.9 million for the three and six months ended June 30, 2023, respectively. Cash flows from these derivative instruments are included within operating activities in the condensed consolidated statements of cash flows, as our accounting policy is to present cash flows from hedging instruments in the same category as the item being hedged.
Economic Hedges of Interest Rate Risk
We also utilize interest rate cap derivatives to manage our economic exposure to interest rate movements which do not meet the hedge accounting requirements of ASC 815. During the second quarter of 2023, we sold two interest rate cap derivative contracts for a total notional value of $240.0 million. Each contract is indexed to daily simple SOFR, has a strike rate of 5.5%, and expires on May 31, 2026. These interest rate caps were sold for a total premium of $1.2 million, which have been deferred and will be settled by the counterparties through monthly straight-line cash payments over the term of the instruments. This hedging strategy enables us to offset a portion of the total cost of our interest rate collar derivatives by capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
These derivative instruments are not designated for hedge accounting treatment, therefore, realized and unrealized gains or losses on the instruments are immediately recognized within “Interest expense and other, net” on the condensed consolidated statements of comprehensive income (loss). Cash flows from these derivative instruments are included within operating activities in the condensed consolidated statements of cash flows.
The table below presents the amount of gains and losses related to these derivative financial instruments and their location in the condensed consolidated statements of comprehensive income (loss) for the three and six months ended June 30, 2023 and 2022 (in thousands):

		Gain (Loss) Recognized in Income
Three Months Ended	Location of Gain (Loss) Recognized in Income	June 30, 2023	June 30, 2022
Interest rate caps	Interest expense and other, net	$(842)	$—

Six Months Ended
Interest rate caps	Interest expense and other, net	$(842)	$—
Avantax, Inc. | Q2 2023 Form 10-Q 19

Accumulated Other Comprehensive Income (Loss)
The table below presents a roll forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and six months ended June 30, 2023 (in thousands):

	Interest Rate Collars	Deferred Taxes	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$—	$—	$—

Balance as of March 31, 2023	—	—	—
Changes in fair value	(16,377)	3,984	(12,393)
Reclassification to earnings	439	(107)	332
Balance as of June 30, 2023	$(15,938)	$3,877	$(12,061)
There was no derivative activity to report for the three and six months ended June 30, 2022.
Note 12: Stockholders' Equity
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
For the three months ended June 30, 2023, we repurchased approximately 2.2 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $51.2 million. For the six months ended June 30, 2023, we repurchased approximately 3.2 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $76.0 million. The remaining authorized amount under the stock repurchase authorization as of June 30, 2023, was approximately $124.0 million.
For the three months ended June 30, 2022, we repurchased approximately 0.2 million shares of our common stock under our previous stock repurchase plan for an aggregate purchase price of approximately $4.5 million. For the six months ended June 30, 2022, we repurchased approximately 1.9 million shares of our common stock under our previous stock repurchase plan for an aggregate purchase price of approximately $35.0 million.
Between July 1, 2023 and August 4, 2023, we repurchased approximately 0.4 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $9.1 million. The remaining authorized amount under the stock repurchase authorization as of August 4, 2023, was approximately $115.0 million.
Avantax, Inc. | Q2 2023 Form 10-Q 20

Note 13: Interest Expense and Other, Net
“Interest expense and other, net” on the condensed consolidated statements of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest expense	$4,661	$57	$6,192	$81
Amortization of debt issuance costs	246	—	374	—
Amortization of debt discount	41	—	66	—
Total interest expense	4,948	57	6,632	81
Interest income and other	(49)	155	(1,024)	184
Transition services agreement income	(1,043)	—	(2,646)	—
Derivative losses - interest rate caps	842	—	842	—
Interest expense and other, net	$4,698	$212	$3,804	$265
In connection with the TaxAct Sale, we entered into a transition services agreement with the Buyer pursuant to which we will provide the Buyer with certain transition services for an initial period ending on June 19, 2023. Under the terms of the original transition services agreement, this agreement was extended to September 19, 2023. The income from this agreement is included in the table above and largely offsets the costs incurred to provide these transition services, which are included within our operating expenses.
Note 14: Income Taxes
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
We recorded income tax expense of $2.1 million and $1.6 million for the three and six months ended June 30, 2023, respectively. Our effective income tax rate for the three and six months ended June 30, 2023 differed from the 21% statutory rate primarily due to non-deductible compensation and the effect of state taxes.
We recorded an income tax benefit of $4.1 million and $21.0 million for the three and six months ended June 30, 2022, respectively. Our effective tax rate for the three and six months ended June 30, 2022 differed from the 21% statutory rate primarily due to the release in our valuation allowance and the effect of state income taxes.
Note 15: Net Income Per Share
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
Avantax, Inc. | Q2 2023 Form 10-Q 21

The calculation of basic and diluted net income per share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Income from continuing operations	$3,581	$847	$3,333	$4,399
Income from discontinued operations	—	38,578	1,921	69,646
Net income	$3,581	$39,425	$5,254	$74,045
Denominator:
Basic weighted average common shares outstanding	38,349	47,582	41,497	48,048
Dilutive potential common shares (1)	852	1,108	1,018	1,172
Diluted weighted average common shares outstanding	39,201	48,690	42,515	49,220
Basic net income per share:
Continuing operations	$0.09	$0.02	$0.08	$0.09
Discontinued operations	—	0.81	0.05	1.45
Basic net income per share:	$0.09	$0.83	$0.13	$1.54
Diluted net income per share:
Continuing operations	$0.09	$0.02	$0.08	$0.09
Discontinued operations	—	0.79	0.04	1.41
Diluted net income per share:	$0.09	$0.81	$0.12	$1.50
Shares excluded (1)	510	960	427	935
________________________
(1)Potential common shares were excluded from the calculation of diluted net income per share for these periods because their effect would have been anti-dilutive.
Note 16: Subsequent Events
Between July 1, 2023 and August 4, 2023, we repurchased approximately 0.4 million shares of our common stock under our stock repurchase authorization for an aggregate purchase price of approximately $9.1 million. The remaining authorized amount under the stock repurchase authorization as of August 4, 2023, was approximately $115.0 million.

Avantax, Inc. | Q2 2023 Form 10-Q 22

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
Overview
Avantax, Inc. (the “Company,” “Avantax,” “we,” “our,” or “us”), is a leading provider of integrated tax-intelligent wealth management services and platforms, assisting consumers, small business owners, tax professionals, financial professionals, and certified public accounting (“CPA”) firms. Our mission is to enable financial success by changing the way individuals and families plan and achieve their goals through tax-intelligent solutions. Our common stock is listed on the NASDAQ Global Select Market under the symbol “AVTA.” Our integrated tax-intelligent wealth management services consist of the operations of Avantax Wealth Management and Avantax Planning Partners.
Avantax Wealth Management provides tax-intelligent wealth management solutions for financial professionals, tax professionals, CPA firms, and their clients. Avantax Wealth Management offers its services through its registered broker-dealer, which is a leading U.S. tax-focused independent broker-dealer, registered investment advisor (“RIA”), and insurance agency subsidiaries. Avantax Wealth Management works with a nationwide network of financial professionals that operate as independent contractors. Avantax Wealth Management provides these financial professionals with an integrated platform of technical, practice, compliance, operations, sales, and product support tools that enable them to offer tax-intelligent planning, investing, and wealth management services to their clients.
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
Recent Developments
Interest Rate Hedges
During the second quarter of 2023, we entered into two interest rate collar derivative contracts for a total notional value of $1.5 billion. Each contract is indexed to daily simple secured overnight financing rates (“SOFR”) and is a combination of a purchased floor instrument with a strike rate of 2.5% and a sold cap instrument with a strike rate of 5.5%, both of which expire on May 31, 2026. The total cost for these interest rate collars was $15.3 million, which we have elected to defer and will settle through monthly straight-line cash payments to the counterparties over the term of the instruments. This hedging strategy enables us to limit the downside risk of
Avantax, Inc. | Q2 2023 Form 10-Q 23

significant reductions to interest rates over the term of the instruments in exchange for capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged. We designated these derivative instruments as cash flow hedges and determined that they are highly effective at achieving offsetting changes in cash flows attributable to interest rate fluctuations associated with our cash sweep program. The changes in fair value of these derivative instruments are initially recorded net of tax in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. These accumulated gains or losses are reclassified into “Revenue” (where the hedged transaction is recorded) on the condensed consolidated statements of comprehensive income (loss) when the hedged transaction affects earnings.
In addition, during the second quarter of 2023, we sold two interest rate cap derivative contracts for a total notional value of $240.0 million. Each contract is indexed to daily simple SOFR, has a strike rate of 5.5%, and expires on May 31, 2026. These interest rate caps were sold for a total premium of $1.2 million, which have been deferred and will be settled by the counterparties through monthly straight-line cash payments over the term of the instruments. This hedging strategy enables us to offset a portion of the total cost of our interest rate collar derivatives by capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged. These derivative instruments are not designated for hedge accounting treatment, therefore, realized and unrealized gains or losses on the instruments are immediately recognized within “Interest expense and other, net” on the condensed consolidated statements of comprehensive income (loss).
Avantax, Inc. | Q2 2023 Form 10-Q 24

RESULTS OF OPERATIONS
Summary

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$186,928	$162,669	$24,259	14.9%	$364,908	$329,072	$35,836	10.9%
Operating expenses:
Cost of revenue	110,847	114,446	(3,599)	(3.1)%	219,099	235,634	(16,535)	(7.0)%
Engineering and technology	2,191	2,302	(111)	(4.8)%	4,912	4,116	796	19.3%
Sales and marketing	27,423	24,882	2,541	10.2%	53,604	47,056	6,548	13.9%
General and administrative	26,335	21,721	4,614	21.2%	58,736	45,596	13,140	28.8%
Acquisition and integration	(39)	(6,792)	6,753	99.4%	83	(5,126)	5,209	101.6%
Depreciation	3,588	2,642	946	35.8%	7,176	5,085	2,091	41.1%
Amortization of acquired intangible assets	6,231	6,462	(231)	(3.6)%	12,569	13,093	(524)	(4.0)%
Total operating expenses	176,576	165,663	10,913	6.6%	356,179	345,454	10,725	3.1%
Operating income (loss) from continuing operations	10,352	(2,994)	13,346	445.8%	8,729	(16,382)	25,111	153.3%
Interest expense and other, net	(4,698)	(212)	(4,486)	(2116.0)%	(3,804)	(265)	(3,539)	(1335.5)%
Income (loss) from continuing operations before income taxes	5,654	(3,206)	8,860	276.4%	4,925	(16,647)	21,572	129.6%
Income tax benefit (expense)	(2,073)	4,053	(6,126)	(151.1)%	(1,592)	21,046	(22,638)	(107.6)%
Income from continuing operations	3,581	847	2,734	322.8%	3,333	4,399	(1,066)	(24.2)%
Discontinued operations
Income from discontinued operations before gain on disposal and income taxes	—	45,874	(45,874)	(100.0)%	—	96,517	(96,517)	(100.0)%
Pre-tax gain on disposal	—	—	—	N/A	2,539	—	2,539	N/A
Income from discontinued operations before income taxes	—	45,874	(45,874)	(100.0)%	2,539	96,517	(93,978)	(97.4)%
Income tax benefit (expense)	—	(7,296)	7,296	100.0%	(618)	(26,871)	26,253	97.7%
Income from discontinued operations	—	38,578	(38,578)	(100.0)%	1,921	69,646	(67,725)	(97.2)%
Net income	$3,581	$39,425	$(35,844)	(90.9)%	$5,254	$74,045	$(68,791)	(92.9)%
For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, net income decreased $35.8 million primarily due to the following factors:
•Income from continuing operations increased $2.7 million primarily due to the following factors:
•Revenue increased $24.3 million primarily due to incremental cash sweep revenue generated from increases in the federal funds rate paired with the program’s structure that increases returns in a higher interest rate environment. This incremental revenue was partially offset by lower advisory revenue due to timing of market changes and asset growth relative to when clients were billed each period, and lower commission revenue due to reduced transaction activity.
•Total operating expenses increased $10.9 million primarily from an increase in general and administrative expense for executive transition and reorganization related costs associated with the TaxAct Sale, and higher personnel costs within sales and marketing expense. These increases were partially offset by lower financial professional commissions within cost of revenue caused by reduced advisory and commission revenues and prior period acquisition-related contingent consideration fair value adjustments that did not reoccur in the current period.
•Income tax benefit decreased $6.1 million, primarily due to a reduction in our valuation allowance during the prior year associated with the utilization of net operating losses against prior period taxable income.
•Income from discontinued operations decreased $45.9 million primarily due to the completion of the TaxAct Sale in the prior period.
Avantax, Inc. | Q2 2023 Form 10-Q 25

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, net income decreased $68.8 million primarily due to the following factors:
•Income from continuing operations decreased $1.1 million primarily due to the following factors:
•Revenue increased $35.8 million primarily due to incremental cash sweep revenue, partially offset by lower advisory and commission revenues discussed in the section above.
•Total operating expenses increased $10.7 million primarily from the incremental costs discussed in the section above, partially offset by lower financial professional commissions caused by reduced advisory and commission revenues.
•Income tax benefit decreased $22.6 million, primarily due to a reduction in our valuation allowance during the prior year associated with the utilization of net operating losses against prior period taxable income.
•Income from discontinued operations decreased $96.5 million primarily due to the completion of the TaxAct Sale in the prior period. During the six months ended June 30, 2023 we recognized an incremental pre-tax gain on disposal of $2.5 million in connection with the finalization of our closing working capital balance.
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

($ in thousands)			Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	Sources of Revenue	Primary Drivers	2023	2022	$	%	2023	2022	$	%
Financial professional-driven	Advisory	- Advisory asset levels	$103,316	$104,155	$(839)	(0.8)%	$200,841	$211,324	$(10,483)	(5.0)%
	Commission	- Transactions - Asset levels - Product mix	41,839	42,835	(996)	(2.3)%	83,311	90,490	(7,179)	(7.9)%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	33,193	6,964	26,229	376.6%	67,080	12,627	54,453	431.2%
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	8,580	8,715	(135)	(1.5)%	13,676	14,631	(955)	(6.5)%
	Total revenue		$186,928	$162,669	$24,259	14.9%	$364,908	$329,072	$35,836	10.9%
	Total recurring revenue		$166,531	$141,935	$24,596	17.3%	$324,159	$285,672	$38,487	13.5%
	Recurring revenue rate		89.1%	87.3%			88.8%	86.8%
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
Avantax, Inc. | Q2 2023 Form 10-Q 26

Business Metrics

($ in thousands)	June 30,		Change
	2023	2022	$	%
Client assets balances:
Total client assets	$83,827,113	$76,522,066	$7,305,047	9.5%
Brokerage assets	$41,177,502	$39,776,018	$1,401,484	3.5%
Advisory assets	$42,649,611	$36,746,048	$5,903,563	16.1%
Advisory assets as a percentage of total client assets	50.9%	48.0%

Number of financial professionals (in ones):
Independent financial professionals (1)	3,078	3,315	(237)	(7.1)%
In-house/employee financial professionals (2)	38	34	4	11.8%
Total number of financial professionals	3,116	3,349	(233)	(7.0)%

Advisory and commission revenue per financial professional (3)	$46.6	$43.9	$2.7	6.2%
___________________________
(1)The number of independent financial professionals includes licensed financial professionals that work with Avantax Wealth Management and operate as independent contractors, as well as 179 licensed referring representatives at CPA firms that partner with Avantax Planning Partners.
(2)The number of in-house/employee financial professionals includes licensed financial planning consultants, all of which are affiliated with Avantax Planning Partners.
(3)Calculation based on advisory and commission revenue for the three months ended June 30, 2023 and 2022, respectively.
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
Total client assets increased $7.3 billion as of June 30, 2023 compared to June 30, 2022, primarily due to $6.5 billion of favorable market changes and net client inflows.
Advisory assets increased $5.9 billion as of June 30, 2023 compared to June 30, 2022, and advisory assets as a percentage of total client assets increased to 50.9% as of June 30, 2023, compared to 48.0% as of June 30, 2022. The increase in advisory assets was primarily caused by $3.1 billion of favorable market changes and net new advisory assets of $2.8 billion, both of which contributed to the increase in advisory assets as a percentage of total client assets.
Financial Professionals. The number of our financial professionals decreased 7.0% as of June 30, 2023 compared to June 30, 2022, with the decrease primarily due to attrition related to lower revenue-producing financial professionals. Included within this attrition of lower revenue-producing financial professionals were terminations primarily in the fourth quarter of 2022 associated with certain financial professional’s failure to comply with a policy implemented to ensure regulatory compliance with certain record keeping and supervisory requirements. Advisory and commission revenue per financial professional increased 6.2% for the same period, primarily due to the attrition of lower revenue-producing financial professionals discussed above. The decrease in the number of financial
Avantax, Inc. | Q2 2023 Form 10-Q 27

professionals was partially offset by our continued recruitment and onboarding of independent financial professionals.
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
Advisory asset balances were as follows (in thousands):

	June 30,		Change
	2023	2022	$	%
Advisory assets—independent financial professionals	$35,027,059	$31,073,772	$3,953,287	12.7%
Advisory assets—in-house/employee financial professionals	6,134,084	4,424,316	1,709,768	38.6%
Retirement advisory assets—in-house/employee financial professionals	1,488,468	1,247,960	240,508	19.3%
Total advisory assets	$42,649,611	$36,746,048	$5,903,563	16.1%
The activity within our advisory assets was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Balance, beginning of the period	$40,580,893	$40,921,292	$38,282,333	$42,179,051
Net new advisory assets	761,893	580,957	1,667,621	1,747,630
Market impact and other	1,306,825	(4,756,201)	2,699,657	(7,180,633)
Balance, end of the period	$42,649,611	$36,746,048	$42,649,611	$36,746,048
Advisory revenue	$103,316	$104,155	$200,841	$211,324
Average advisory fee rate (1)	26 bps	26 bps	51 bps	51 bps
_________________________
(1)For the three months ended June 30, 2023 and June 30, 2022, average advisory fee rate equals advisory revenue for the relevant quarterly period divided by the advisory asset balance at the beginning of the relevant quarterly period. For the six months ended June 30, 2023 and June 30, 2022, average advisory fee rate equals the sum of each quarterly average advisory fee rate within the relevant year-to-date period.
Compared to June 30, 2022, advisory assets increased $5.9 billion, which included an increase of $2.1 billion and $4.4 billion during the three and six months ended June 30, 2023, respectively. These increases were driven by favorable market changes and net new advisory assets from organic growth and the recruitment of new assets.
Although ending advisory assets increased, advisory revenue declined $0.8 million and $10.5 million for the three and six months ended June 30, 2023 compared to the three and six months ended June 30, 2022, respectively. These declines were a result of the timing of market changes and asset growth relative to when clients were billed each period.
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
Avantax, Inc. | Q2 2023 Form 10-Q 28

Our commission revenue, by product category and by type of commission revenue, was as follows (in thousands):

	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
By product category:
Mutual funds	$15,798	$17,790	$(1,992)	(11.2)%	$31,290	$37,173	$(5,883)	(15.8)%
Variable annuities	15,101	15,772	(671)	(4.3)%	29,665	32,069	(2,404)	(7.5)%
Insurance	6,697	4,235	2,462	58.1%	13,288	7,959	5,329	67.0%
General securities	4,243	5,038	(795)	(15.8)%	9,068	13,289	(4,221)	(31.8)%
Total commission revenue	$41,839	$42,835	$(996)	(2.3)%	$83,311	$90,490	$(7,179)	(7.9)%

By type of commission:
Transaction-based	$18,084	$17,881	$203	1.1%	$36,885	$38,505	$(1,620)	(4.2)%
Trailing	23,755	24,954	(1,199)	(4.8)%	46,426	51,985	(5,559)	(10.7)%
Total commission revenue	$41,839	$42,835	$(996)	(2.3)%	$83,311	$90,490	$(7,179)	(7.9)%
For the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, commission revenue decreased $1.0 million and $7.2 million, respectively. These decreases were primarily due to declines in trailing and transaction-based commissions for mutual funds, general securities, and variable annuities. Volatility in equity markets and the impact to asset values has negatively impacted mutual funds and variable annuities trail commissions, while the current interest rate environment has led to considerable declines in transaction volume for alternate investment vehicles linked with real estate. We expect the continued growth of assets on our fee-based advisory platform to result in commission revenue headwinds in the future.
Asset-Based Revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, asset-based revenue increased $26.2 million, primarily due to incremental cash sweep revenue of $26.0 million driven by increases in the federal funds rate, partially offset by declines in client cash sweep balances relative to prior year levels.
For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, asset-based revenue increased $54.5 million, primarily due to incremental cash sweep revenue of $55.5 million driven by increases in the federal funds rate, partially offset by declines in client cash sweep balances relative to prior year levels. The increases in cash sweep revenue were partially offset by reduced fees from sponsorship programs.
For the three and six months ended June 30, 2023, we recognized approximately $0.4 million of deferred premium charges for our interest rate collar derivatives which are included as a reduction to our cash sweep revenue. Under the terms of our interest rate collar derivative contracts, we expect to recognize approximately $5.1 million of deferred premium charges as a reduction to our cash sweep revenue over the next twelve months. For the remainder of the year, we expect for cash sweep revenue to continue to increase relative to comparable prior year periods driven by rate increases during 2023 and as the full benefits of rate increases during the latter half of 2022 are realized for a full annual period. Currently, the target range for the federal funds rate is below the cap of our interest rate collar derivatives. However, future increases to this range above our cap strike rate will limit our incremental cash sweep revenue on the comparable notional portion of our interest rate collars derivatives.
Transaction and Fee Revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to services provided and other account charges as generally outlined in agreements with financial professionals, clients, financial institutions, and retirement plan sponsors.
For the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, transaction and fee revenue remained relatively flat.
Avantax, Inc. | Q2 2023 Form 10-Q 29

OPERATING EXPENSES
Cost of Revenue

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$110,847	$114,446	$(3,599)	(3.1)%	$219,099	$235,634	$(16,535)	(7.0)%
Percentage of revenue	59.3%	70.4%			60.0%	71.6%
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
For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, cost of revenue decreased $3.6 million. Commissions to financial professionals declined $2.9 million primarily due to reductions in advisory and commissions revenue discussed above. The remaining change was primarily due to reduced personnel costs, partially offset by incremental financial professional forgivable loan amortization.
For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, cost of revenue decreased $16.5 million. Commissions to financial professionals declined $15.1 million primarily due to reductions in advisory and commissions revenue caused by the volatility in global financial markets discussed above. The remaining change was primarily due to reduced personnel costs, partially offset by incremental financial professional forgivable loan amortization.
Payout ratios to independent financial professionals declined approximately 1% for both comparable periods. These declines were primarily caused by equity market volatility during the trailing twelve-month period, coupled with continued growth in our in-house/employee-based advisory model, which has lower payout rates as compared to our independent model. The decrease in cost of revenue as a percentage of revenue is reflective of the benefits of incremental cash sweep revenue for the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022.
Engineering and Technology

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Engineering and technology	$2,191	$2,302	$(111)	(4.8)%	$4,912	$4,116	$796	19.3%
Percentage of revenue	1.2%	1.4%			1.3%	1.3%
Engineering and technology expenses are associated with the research, development, support, and ongoing enhancements of our platforms, which include personnel expenses (including stock-based compensation), the cost of temporary help and contractors, software support and maintenance, and professional services fees. Engineering and technology expenses do not include the costs of computer hardware and software that are capitalized, depreciated over their useful lives, and recognized on the consolidated statements of comprehensive income (loss) as “Depreciation.” For more information, see the “Depreciation and Amortization of Acquired Intangible Assets” sections contained within this discussion of “Operating Expenses.”
For the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, engineering and technology expenses did not materially change.
Sales and Marketing

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$27,423	$24,882	$2,541	10.2%	$53,604	$47,056	$6,548	13.9%
Percentage of revenue	14.7%	15.3%			14.7%	14.3%
Sales and marketing expenses primarily consist of the costs to support our financial professionals and drive growth. This includes personnel costs (including stock-based compensation) for operational and back-office processing support, investment and portfolio strategy support, compliance, and compensation paid to Avantax
Avantax, Inc. | Q2 2023 Form 10-Q 30

Planning Partners in-house/employee financial professionals. These costs also include business development costs related to advisor recruitment and retention, costs related to hosting certain advisor conferences that serve as training, sales and marketing events, and other costs that support advisor business growth.
For the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, sales and marketing expenses increased $2.5 million and $6.5 million, respectively, primarily due to incremental personnel costs. The increase in personnel costs is associated with higher employee benefit costs and growth in our Avantax Planning Partners business and investments to enhance our sales and service capabilities that support our financial professionals.
General and Administrative

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
General and administrative	$26,335	$21,721	$4,614	21.2%	$58,736	$45,596	$13,140	28.8%
Percentage of revenue	14.1%	13.4%			16.1%	13.9%
General and administrative (“G&A”) expenses primarily consist of personnel expenses (including stock-based compensation), the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, G&A expenses increased $4.6 million, primarily due to the following:
•Executive transition costs of $1.2 million associated with certain executives that departed the company.
•Legal, consulting, and other professional costs of $4.8 million associated with the TaxAct Sale and our reorganization activities.
These increases were partially offset by a $1.1 million reduction in contested proxy and other legal and consulting costs and lower rent and facilities charges associated with the sublease of a portion of our corporate headquarters.
For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, G&A expenses increased $13.1 million, primarily due to the following:
•Executive transition costs of $6.4 million associated with certain executives that departed the company.
•Legal, consulting, and other professional costs of $9.1 million associated with the TaxAct Sale and our reorganization activities.
•Incremental personnel costs of $0.9 million primarily due to increased stock-based compensation for certain executive awards that were accelerated under the Company’s Executive Change of Control Severance Plan.
These increases were partially offset by a $3.4 million reduction in contested proxy and other legal and consulting costs and lower rent and facilities charges associated with the sublease of a portion of our corporate headquarters.

Avantax, Inc. | Q2 2023 Form 10-Q 31

Acquisition and Integration

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Professional services and other expenses	$(39)	$228	$(267)	(117.1)%	$83	$194	$(111)	(57.2)%
Change in the fair value of acquisition-related contingent consideration	—	(7,020)	7,020	100.0%	—	(5,320)	5,320	100.0%
Total	$(39)	$(6,792)	$6,753	99.4%	$83	$(5,126)	$5,209	101.6%
Percentage of revenue	—%	(4.2)%			—%	(1.6)%
Acquisition and integration expenses primarily relate to costs incurred for the acquisitions of Avantax Planning Partners and 1st Global and consist of employee-related expenses, professional services fees, changes in the fair value of contingent consideration, and other expenses.
For the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, acquisition and integration expenses increased $6.8 million and $5.2 million, respectively, primarily due to prior period acquisition-related contingent consideration fair value adjustments.
Depreciation and Amortization of Acquired Intangible Assets

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Depreciation	$3,588	$2,642	$946	35.8%	$7,176	$5,085	$2,091	41.1%
Amortization of acquired intangible assets	6,231	6,462	(231)	(3.6)%	12,569	13,093	(524)	(4.0)%
Total	$9,819	$9,104	$715	7.9%	$19,745	$18,178	$1,567	8.6%
Percentage of revenue	5.3%	5.6%			5.4%	5.5%
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
For the three and six months ended June 30, 2023, compared to the three and six months ended June 30, 2022, depreciation expense increased $0.9 million and $2.1 million, respectively, primarily due to increased capital expenditures for internally developed software. Amortization expense did not materially change.
INTEREST EXPENSE AND OTHER, NET

($ in thousands)	Three Months Ended June 30,		Change		Six Months Ended June 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest expense	$4,661	$57	$4,604	8,077.2%	$6,192	$81	$6,111	7544.4%
Amortization of debt issuance costs	246	—	246	N/A	374	—	374	N/A
Amortization of debt discount	41	—	41	N/A	66	—	66	N/A
Total interest expense	4,948	57	4,891	8,580.7%	6,632	81	6,551	8087.7%
Interest income and other	(49)	155	(204)	(131.6)%	(1,024)	184	(1,208)	(656.5)%
Transition services agreement income	(1,043)	—	(1,043)	N/A	(2,646)	—	(2,646)	N/A
Derivative losses - interest rate caps	842	—	842	N/A	842	—	842	N/A
Interest expense and other, net	$4,698	$212	$4,486	2,116.0%	$3,804	$265	$3,539	1335.5%
For the three months ended June 30, 2023, compared to the three months ended June 30, 2022, interest expense and other, net, increased $4.5 million. Total interest expense increased $4.9 million, due to borrowings on our Delayed Draw Term Loan Facility, which was partially offset by income received from the transition services agreement initiated in connection with the TaxAct Sale.
Avantax, Inc. | Q2 2023 Form 10-Q 32

For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, interest expense and other, net, increased $3.5 million. Total interest expense increased $6.6 million, due to borrowings on our Delayed Draw Term Loan Facility, which was partially offset by income received from the transition services agreement initiated in connection with the TaxAct Sale, and incremental other income associated with the settlement of escrow funds from a previous acquisition.
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
We recorded income tax expense of $2.1 million and $1.6 million for the three and six months ended June 30, 2023, respectively. Our effective income tax rate for the three and six months ended June 30, 2023 differed from the 21% statutory rate primarily due to non-deductible compensation and the effect of state taxes.
We recorded an income tax benefit of $4.1 million and $21.0 million for the three and six months ended June 30, 2022, respectively. Our effective tax rate for the three and six months ended June 30, 2022 differed from the 21% statutory rate primarily due to the release in our valuation allowance and the effect of state income taxes.
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
During the six months ended June 30, 2023, we finalized our previously estimated closing date working capital balance, resulting in an incremental pre-tax gain of $2.5 million which is included within “Pre-tax gain on disposal” in the condensed consolidated statements of comprehensive income (loss).
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of discontinued operations, stock-based compensation, depreciation and amortization of acquired intangible assets, interest expense and other, net, acquisition and integration costs, contested proxy and other legal and consulting costs, executive transition costs, TaxAct transaction related costs, reorganization costs, hedging program start-up costs, and income tax (benefit) expense. Interest expense and other, net primarily consists of interest expense, net, unrealized mark-to-market (“MTM”) derivative losses (gains) for our interest rate cap derivative instruments, and other non-operating income. It does not include the income associated with the transition services agreement signed in connection with the TaxAct Sale as this income offsets costs included within income from continuing operations, or realized income or loss associated with our interest rate cap derivative instruments. Acquisition and integration costs primarily relate to the acquisitions of Avantax Planning Partners and 1st Global. Hedging program start-up costs include consulting and accounting costs incurred for the implementation of our cash sweep interest rate hedging program.
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
Avantax, Inc. | Q2 2023 Form 10-Q 33

A reconciliation of GAAP net income (loss), which we believe to be the most comparable GAAP measure, to Adjusted EBITDA, is presented below:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$3,581	$39,425	$5,254	$74,045
Less: Income from discontinued operations, net of income taxes	—	38,578	1,921	69,646
Income from continuing operations, net of income taxes	3,581	847	3,333	4,399
Stock-based compensation	3,291	4,438	11,093	9,818
Depreciation and amortization of acquired intangible assets	9,819	9,104	19,745	18,178
Interest expense and other, net	5,774	212	6,483	265
Acquisition and integration—Excluding change in the fair value of acquisition-related contingent consideration	(39)	228	83	194
Acquisition and integration—Change in the fair value of acquisition-related contingent consideration	—	(7,020)	—	(5,320)
Contested proxy and other legal and consulting costs	48	1,195	694	4,115
Executive transition costs	1,185	—	6,412	—
TaxAct transaction related costs	1,528	202	4,159	202
Reorganization costs	3,227	—	4,966	—
Hedging program start-up costs	583	—	583	—
Income tax (benefit) expense	2,073	(4,053)	1,592	(21,046)
Adjusted EBITDA	$31,070	$5,153	$59,143	$10,805
Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Per Share
We define Non-GAAP Net Income (Loss) as net income (loss), determined in accordance with GAAP, excluding the effects of discontinued operations, amortization of acquired intangible assets, acquisition and integration costs, contested proxy and other legal and consulting costs, executive transition costs, TaxAct transaction related costs, reorganization costs, hedging program start-up costs, unrealized MTM derivative losses (gains) for our interest rate cap derivative instruments, and the related tax impact of those adjustments. Unrealized MTM derivative losses (gains) include the unrealized portion of gains and losses that are caused by changes in the fair values of derivatives which do not qualify for hedge accounting treatment under GAAP. It does not include realized income or loss associated with these instruments. The tax impact of these adjustments is determined using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.
We believe that Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share provide meaningful supplemental information to management, investors, and analysts regarding our performance and the valuation of our business by excluding items in the statement of comprehensive income (loss) that we do not consider part of our ongoing operations or that have not been, or are not expected to be, settled in cash. Additionally, we believe that Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share are common measures used by investors and analysts to evaluate our performance and the valuation of our business. Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share should be evaluated in light of our financial results prepared in accordance with GAAP and should be considered as a supplement to, and not as a substitute for or superior to, GAAP net income (loss) and GAAP net income (loss) per share. Other companies may calculate Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share differently, and, therefore, these measures may not be comparable to similarly titled measures of other companies.
Avantax, Inc. | Q2 2023 Form 10-Q 34

A reconciliation of GAAP net income (loss) and GAAP net income (loss) per share, which we believe to be the most comparable GAAP measures, to Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share, respectively, is presented below:

($ in thousands)	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$3,581	$39,425	$5,254	$74,045
Less: Income from discontinued operations, net of income taxes	—	38,578	1,921	69,646
Income from continuing operations, net of income taxes	3,581	847	3,333	4,399
Amortization of acquired intangible assets	6,231	6,462	12,569	13,093
Acquisition and integration—Excluding change in the fair value of acquisition-related contingent consideration	(39)	228	83	194
Acquisition and integration—Change in the fair value of acquisition-related contingent consideration	—	(7,020)	—	(5,320)
Contested proxy and other legal and consulting costs	48	1,195	694	4,115
Executive transition costs	1,185	—	6,412	—
TaxAct transaction related costs	1,528	202	4,159	202
Reorganization costs	3,227	—	4,966	—
Hedging program start-up costs	583	—	583	—
Unrealized MTM derivative losses	876	—	876	—
Tax impact of adjustments to GAAP net income	(3,277)	(254)	(6,778)	(2,919)
Non-GAAP Net Income	$13,943	$1,660	$26,897	$13,764
Per diluted share:
Net income (1)	$0.09	$0.81	$0.12	$1.50
Less: Income from discontinued operations, net of income taxes	—	(0.79)	(0.04)	(1.41)
Income from continuing operations, net of income taxes	0.09	0.02	0.08	0.09
Amortization of acquired intangible assets	0.17	0.14	0.29	0.28
Acquisition and integration—Excluding change in the fair value of acquisition-related contingent consideration	—	—	—	—
Acquisition and integration—Change in the fair value of acquisition-related contingent consideration	—	(0.14)	—	(0.11)
Contested proxy and other legal and consulting costs	—	0.02	0.02	0.08
Executive transition costs	0.03	—	0.15	—
TaxAct transaction related costs	0.04	—	0.10	—
Reorganization costs	0.08	—	0.12	—
Hedging program start-up costs	0.01	—	0.01	—
Unrealized MTM derivative losses	0.02	—	0.02	—
Tax impact of adjustments to GAAP net income	(0.08)	(0.01)	(0.16)	(0.06)
Non-GAAP Net Income per share — Diluted	$0.36	$0.03	$0.63	$0.28
Diluted weighted average shares outstanding	39,201	48,690	42,515	49,220
____________________________
(1)Any difference in the “per diluted share” amounts between this table and the condensed consolidated statements of comprehensive income (loss) is due to using different diluted weighted average shares outstanding in the event that there is GAAP net loss but Non-GAAP Net Income and vice versa.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of June 30, 2023, we had cash and cash equivalents of $109.8 million. We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. From time-to-time, we may invest, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities, and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held as of June 30, 2023 had minimal default risk and short-term maturities.
Avantax, Inc. | Q2 2023 Form 10-Q 35

Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management’s operations. As of June 30, 2023, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
Historically, we have financed our operations primarily from cash provided by operating activities and access to credit markets. Our historical uses of cash have been funding our operations, servicing our debt obligations, capital expenditures, acquisitions that enhance our strategic position, financial professional loans, contingent consideration associated with our acquisitions, and stock repurchases. Execution of our growth strategies through strategic asset acquisitions is expected to remain a capital allocation priority during the next twelve months. For at least the next twelve months, we plan to finance these cash needs, and our regulatory capital requirements at our broker-dealer subsidiary largely through our cash and cash equivalents on hand and cash provided by operating activities, and access to capital under our Revolving Credit Facility (as defined below), subject to customary terms and conditions. Our future investments in our business through capital expenditures or acquisitions, prepayment of debt to achieve desired leverage ratios, or our return of capital to stockholders through stock repurchases, will be determined after considering the best interests of our stockholders.
Indebtedness
On January 24, 2023 (the “Closing Date”), we entered into a restatement agreement (the “Amended and Restated Credit Agreement”), which amended and restated in its entirety our previous Credit Agreement. The Amended and Restated Credit Agreement provides for a new delayed draw term loan facility up to a maximum principal amount of $270.0 million (the “Delayed Draw Term Loan Facility”) and a revolving credit facility with a commitment amount of $50.0 million (the “Revolving Credit Facility”). We may borrow term loans under the Delayed Draw Term Loan Facility (the “Term Loans”) until January 24, 2024. The stated maturity date of the Delayed Draw Term Loan Facility and the Revolving Credit Facility is January 24, 2028 (the “Maturity Date”). The proceeds of any Term Loans may be used to fund shareholder distributions and for general corporate purposes. The proceeds of any loans under the Revolving Credit Facility may be used to finance working capital needs and for general corporate purposes. On February 24, 2023, we borrowed $170.0 million under the Delayed Draw Term Loan Facility. During the second quarter of 2023, we borrowed the remaining $100.0 million available under the Delayed Draw Term Loan Facility.
As of June 30, 2023, we had $268.3 million in principal amount outstanding under the Delayed Draw Term Loan Facility and no amounts outstanding under the Revolving Credit Facility. As of June 30, 2023, $50.0 million was available for future borrowings under the Revolving Credit Facility, subject to customary terms and conditions.
The obligations of the Company under the Amended and Restated Credit Agreement are secured by a first-priority security interest in substantially all of the existing and future personal property of the Company and certain of its subsidiaries.
We are required to make quarterly principal amortization payments on the Delayed Draw Term Loan Facility on the last business day of each fiscal quarter, beginning with the last business day of June 2023. These payments will amortize in equal quarterly installments based on the following aggregate annual amounts (expressed as a percentage of the principal amount of Term Loans borrowed): 2.5% during the first year ended December 31, 2023, 5% during years two and three, 7.5% during year four, and 10% during year five. Any remaining Term Loans outstanding are due on the Maturity Date.
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
Avantax, Inc. | Q2 2023 Form 10-Q 36

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
Pursuant to the Amended and Restated Credit Agreement, we shall not permit (i) the Consolidated Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) to exceed 4.00 to 1.00 between March 31, 2023 and June 30, 2024, or 3.75 to 1.00 between July 1, 2024 and the Maturity Date, (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) to be less than 1.25 to 1.00 or (iii) Liquidity (as defined in the Amended and Restated Credit Agreement) on the last day of any fiscal quarter to be less than $50 million. The Company was in compliance with the debt covenants of the Amended and Restated Credit Agreement as of June 30, 2023.
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
For the three months ended June 30, 2023, we repurchased approximately 2.2 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $51.2 million. For the six months ended June 30, 2023, we repurchased approximately 3.2 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $76.0 million. The remaining authorized amount under the stock repurchase authorization as of June 30, 2023, was approximately $124.0 million.
For the three months ended June 30, 2022, we repurchased approximately 0.2 million shares of our common stock under our previous stock repurchase plan for an aggregate purchase price of approximately $4.5 million. For the six months ended June 30, 2022, we repurchased approximately 1.9 million shares of our common stock under our previous stock repurchase plan for an aggregate purchase price of approximately $35.0 million.
Between July 1, 2023 and August 4, 2023, we repurchased approximately 0.4 million shares of our common stock under the stock repurchase authorization for an aggregate purchase price of approximately $9.1 million. The remaining authorized amount under the stock repurchase authorization as of August 4, 2023, was approximately $115.0 million.
Contractual Obligations and Commitments
Asset Acquisitions
We have entered into several asset purchase agreements that are accounted for as asset acquisitions. These acquisitions may include up-front cash consideration, fixed deferred cash consideration, and contingent consideration arrangements. Future fixed payments are recognized as client relationship intangible assets on the date of acquisition. Contingent consideration arrangements encompass obligations to make future payments to the previous sellers contingent upon the achievement of future financial targets. These contingent payments are not recognized until all contingencies are resolved and the consideration is payable. As of June 30, 2023, the maximum
Avantax, Inc. | Q2 2023 Form 10-Q 37

future fixed and contingent payments associated with these asset acquisitions was $27.5 million, with specified payment dates from 2023 through 2027.
Interest Rate Hedges
During the second quarter of 2023, we entered into two interest rate collar derivative contracts for a total notional value of $1.5 billion. Each contract is indexed to daily simple SOFR and is a combination of a purchased floor instrument with a strike rate of 2.5% and a sold cap instrument with a strike rate of 5.5%, both of which expire on May 31, 2026. The total cost for these interest rate collars was $15.3 million, which we have elected to defer and will settle through monthly straight-line cash payments to the counterparties over the term of the instruments. This hedging strategy enables us to limit the downside risk of significant reductions to interest rates over the term of the instruments in exchange for capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
In addition, during the second quarter of 2023, we sold two interest rate cap derivative contracts for a total notional value of $240.0 million. Each contract is indexed to daily simple SOFR, has a strike rate of 5.5%, and expires on May 31, 2026. These interest rate caps were sold for a total premium of $1.2 million, which have been deferred and will be settled by the counterparties through monthly straight-line cash payments over the term of the instruments. This hedging strategy enables us to offset a portion of the total cost of our interest rate collar derivatives by capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
None of our derivative financial instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.
Cash Flows
Our cash flows were comprised of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided (used) by operating activities from continuing operations	$(75,219)	$14,908	$(90,127)
Net cash used by investing activities from continuing operations	(10,950)	(10,877)	(73)
Net cash used by financing activities from continuing operations	(70,180)	(35,542)	(34,638)
Net cash provided by discontinued operations	2,212	30,209	(27,997)
Net decrease in cash and cash equivalents	$(154,137)	$(1,302)	$(152,835)
Net Cash from Operating Activities from Continuing Operations
Net cash provided by operating activities from continuing operations consists of Income from continuing operations, offset by certain non-cash adjustments, and changes in operating assets and liabilities, which were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net income	$5,254	$74,045	$(68,791)
Less: Income from discontinued operations, net of income taxes	1,921	69,646	(67,725)
Income from continuing operations	3,333	4,399	(1,066)
Non-cash adjustments to net income	34,912	25,963	8,949
Operating cash flows before changes in operating assets and liabilities	38,245	30,362	7,883
Changes in operating assets and liabilities, net of acquisitions and disposals	(113,464)	(15,454)	(98,010)
Net cash provided (used) by operating activities from continuing operations	$(75,219)	$14,908	$(90,127)
Net cash provided by operating activities from continuing operations for the six months ended June 30, 2023, included $38.2 million of operating cash flows before changes in operating assets and liabilities and $113.5 million of changes in operating assets and liabilities. Non-cash adjustments to net income for the six months ended June 30, 2023 primarily related to depreciation and amortization costs of $19.7 million, stock-based compensation of $11.1 million, and $2.9 million of amortization related to payments made to financial professionals in support of ongoing growth programs. Changes in operating assets and liabilities were primarily impacted by $97.4 million of federal and state income tax payments for prior year accrued taxes and current year estimated quarterly payments, a $4.4 million decrease in accrued bonuses primarily for payments relating to the prior fiscal period, and $3.3 million
Avantax, Inc. | Q2 2023 Form 10-Q 38

in payments made to financial professionals in support of ongoing growth programs. The remaining changes in operating assets and liabilities were for normal activity within our working capital accounts.
Net Cash from Investing Activities from Continuing Operations
Net cash used by investing activities from continuing operations consists of acquisitions, purchases of property, equipment, and software, net, and were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Purchases of property, equipment, and software	$(5,499)	$(9,019)	$3,520
Asset acquisitions	(5,451)	(1,858)	(3,593)
Net cash used by investing activities from continuing operations	$(10,950)	$(10,877)	$(73)
For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, net cash used by investing activities from continuing operations was flat as reduced capital expenditures were offset by increased outflows for asset acquisitions.
Net Cash from Financing Activities from Continuing Operations
Net cash used by financing activities from continuing operations primarily consists of debt issuance and repayments, common stock and stock-based awards transactions, and acquisition-related contingent consideration payments. Financing cash flows from continuing operations were as follows (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Proceeds from credit facilities, net of debt discount and issuance costs	$261,543	$—	$261,543
Payments on credit facilities	(1,688)	(906)	(782)
Acquisition-related fixed and contingent consideration payments	(287)	(98)	(189)
Stock repurchases	(328,119)	(35,000)	(293,119)
Proceeds from issuance of stock through employee stock purchase plan	1,584	2,324	(740)
Proceeds from stock option exercises	1,057	174	883
Tax payments from shares withheld for equity awards	(4,270)	(2,036)	(2,234)
Net cash used by financing activities from continuing operations	$(70,180)	$(35,542)	$(34,638)
For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, we used $34.6 million more cash for financing activities, primarily for incremental stock repurchases associated with our Tender Offer and stock repurchase authorization. These repurchases were funded in part by net borrowings under our Amended and Restated Credit Agreement.
Net Cash Flows from Discontinued Operations
Net cash flows provided by discontinued operations were comprised of the following (in thousands):

	Six Months Ended June 30,
	2023	2022	$ Change
Net cash provided by operating activities from discontinued operations	$—	$32,980	$(32,980)
Net cash provided (used) by investing activities from discontinued operations	2,212	(2,771)	4,983
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided by discontinued operations	$2,212	$30,209	$(27,997)
For the six months ended June 30, 2023, compared to the six months ended June 30, 2022, net cash provided by discontinued operations decreased $28.0 million. During the six months ended June 30, 2023, we finalized our previously estimated closing date working capital balance for the TaxAct Sale, resulting in incremental purchase consideration of $2.2 million and an incremental pre-tax gain on disposal of $2.5 million. Net cash provided by discontinued operations declined compared to the prior period due to the completion of the TaxAct Sale in the prior period.
Avantax, Inc. | Q2 2023 Form 10-Q 39

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than for our Amended and Restated Credit Agreement discussed in “Item 1. Financial Statements—Note 6”, and our interest rate derivative contracts discussed in “Item 1. Financial Statements—Note 11” and further below, there have been no material changes to the financial instruments for which we are exposed to market risk, as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022, during the six months ended June 30, 2023.
As of June 30, 2023, we had $268.3 million in principal amount of debt outstanding under the Delayed Draw Term Loan Facility, which carries a degree of interest rate risk. For further information on our outstanding debt, see “Item 1. Financial Statements—Note 6” and the section “Liquidity and Capital Resources” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Indebtedness.” A hypothetical 100 basis point increase in the interest rates under the Delayed Draw Term Loan Facility on June 30, 2023 would result in a $11.1 million increase in our interest expense until the scheduled maturity date in 2028. For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
During the second quarter of 2023, we entered into two interest rate collar derivative contracts for a total notional value of $1.5 billion. Each contract is indexed to daily simple secured overnight financing rates (“SOFR”) and is a combination of a purchased floor instrument with a strike rate of 2.5% and a sold cap instrument with a strike rate of 5.5%, both of which expire on May 31, 2026. The total cost for these interest rate collars was $15.3 million, which we have elected to defer and will settle through monthly straight-line cash payments to the counterparties over the term of the instruments. This hedging strategy enables us to limit the downside risk of significant reductions to interest rates over the term of the instruments in exchange for capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
In addition, during the second quarter of 2023, we sold two interest rate cap derivative contracts for a total notional value of $240.0 million. Each contract is indexed to daily simple SOFR, has a strike rate of 5.5%, and expires on May 31, 2026. These interest rate caps were sold for a total premium of $1.2 million, which have been deferred and will be settled by the counterparties through monthly straight-line cash payments over the term of the instruments. This hedging strategy enables us to offset a portion of the total cost of our interest rate collar derivatives by capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
Avantax, Inc. | Q2 2023 Form 10-Q 40

We are exposed to credit risk in the event of nonperformance of counterparties for our derivative financial instruments. We manage concentration of counterparty credit risk by limiting acceptable counterparties to major financial institutions with investment grade credit ratings, limiting the amount of credit exposure to individual counterparties and actively monitoring counterparty credit ratings. We also employ master netting arrangements which allow us to net settle positive and negative positions (assets and liabilities) arising from different transactions with the same counterparty. Although not completely eliminated, we do not consider the risk of counterparty default to be significant as a result of these protections. Further, none of our derivative financial instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of June 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the six months ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We are exposed to credit risk in the event of nonperformance of counterparties for our derivative financial instruments.
The Company recently implemented a hedging policy to mitigate and manage risks caused by yield curve, duration and interest rate fluctuations, and other macroeconomic factors upon our business and financing arrangements. The hedging policy will be managed by our Chief Financial Officer in consultation with our Chief Executive Officer and subject to oversight by our Chief Legal Officer, Chief Compliance Officer, Chief Accounting Officer, and Accounting Director as well as our board of directors. However, we cannot assure you of the financial stability or viability of our counterparties and by engaging in derivative transactions, we are exposed to counterparty credit risk. If the counterparty fails to perform, credit risk exists to the extent of the fair value gain in the derivative. The existence of credit risk associated with our hedging policy over time could adversely affect our profitability and, therefore, could have a materially adverse effect on our business, results of operations, and financial condition.

Avantax, Inc. | Q2 2023 Form 10-Q 41

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table details our repurchases of common stock for the six months ended June 30, 2023 (in thousands, except the average price paid per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1-31, 2023 (1)	460	$27.20	460	$187,483
February 1-28, 2023 (2)	8,333	$30.00	—	$187,483
March 1-31, 2023 (1)	498	$24.66	498	$175,212
April 1-30, 2023 (1)	484	$26.39	484	$162,446
May 1-31, 2023 (1)	882	$22.15	882	$142,914
June 1-30, 2023 (1)	840	$22.45	840	$124,046
Total (3)	11,497	$24.01	3,164
___________________________
(1)Represents shares repurchased through the Company’s $200.0 million stock repurchase authorization, which was originally announced on December 19, 2022. This repurchase authorization does not obligate us to repurchase any specific number of shares, may be suspended or discontinued at any time, and does not have a specified expiration date. See “Item 1. Financial Statements—Note 12” for further information.
(2)Represents shares repurchased through the Tender Offer, which was fully subscribed. See “Item 1. Financial Statements—Note 12” for further information.
(3)“Average Price Paid per Share” represents the average price paid per share through the Company’s stock repurchase authorization from January 1, 2023 through June 30, 2023, but does not include the price paid per share pursuant to the Tender Offer discussed in note (2) above.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Avantax, Inc. | Q2 2023 Form 10-Q 42

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated as of March 18, 2019, by and among 1G Acquisitions, LLC, 1st Global, Inc., 1st Global Insurance Services, Inc., the sellers named therein and joinder sellers, SAB Representative, LLC, as the sellers’ representative, and Avantax, Inc. (f/k/a Blucora, Inc.), as guarantor	8-K	March 19, 2019	2.1
2.2	Stock Purchase Agreement, dated as of January 6, 2020, by and among Avantax, Inc. (f/k/a Blucora, Inc.), Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative, as amended by First Amendment to Stock Purchase Agreement, dated April 7, 2020 and Second Amendment to Stock Purchase Agreement, dated June 30, 2020	8-K	July 1, 2020	2.1
2.3	Third Amendment to Stock Purchase Agreement, dated June 29, 2021, by and among Spirit Acquisitions, LLC, Honkamp Krueger Financial Services, Inc., the sellers named therein, and JRD Seller Representative, LLC, as the sellers’ representative	8-K	July 2, 2021	2.1
2.4	Stock Purchase Agreement, dated as of October 31, 2022, by and among Avantax, Inc. (f/k/a Blucora, Inc.), TaxAct Holdings, Inc., Franklin Cedar Bidco, LLC and DS Admiral Bidco, LLC	8-K	November 1, 2022	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K	August 13, 2012	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 1, 2017	8-K	June 5, 2017	3.1
3.3	Certificate of Amendment No. 2 to the Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 8, 2018	8-K	June 8, 2018	3.1
3.4	Certificate of Amendment No. 3 to the Restated Certificate of Incorporation, effective January 26, 2023	8-K	January 26, 2023	3.1
3.5	Certificate of Amendment No. 4 to the Restated Certificate of Incorporation of Avantax, Inc., effective May 4, 2023	8-K	May 5, 2023	3.1
3.6	Amended and Restated Bylaws of Avantax, Inc. dated as of January 26, 2023	8-K	January 26, 2023	3.2
10.1	Avantax, Inc. (f/k/a Blucora, Inc.) Non-Employee Director Compensation Policy				X
10.2	Form of Performance-Based Restricted Stock Grant Notice and Award Agreement for Executive Officers under the Avantax, Inc. (f/k/a/ Blucora, Inc.) 2018 Long-Term Incentive Plan (2021)				X
10.3	Form of Performance-Based Restricted Stock Grant Notice and Award Agreement for Executive Officers under the Avantax, Inc. (f/k/a/ Blucora, Inc.) 2018 Long-Term Incentive Plan (2022; 2023)				X
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's Form 10-Q for the fiscal quarter ended June 30, 2023, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
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
Avantax, Inc. | Q2 2023 Form 10-Q 43

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANTAX, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer and Treasurer (On behalf of the registrant and as Principal Financial Officer)

Date:	August 9, 2023

Avantax, Inc. | Q2 2023 Form 10-Q 44