Form 10-Q
period 2023-09-30
AVANTAX, INC.
filed 2023-11-06
CIK 1068875

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
As of October 30, 2023, 36,811,784 shares of the registrant’s Common Stock were outstanding.

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
Avantax, Inc. | Q3 2023 Form 10-Q 3

•risks related to goodwill and acquired intangible asset impairment;
•our failure to realize the expected benefits of the sale of our former tax software business (the “TaxAct Sale”);
•disruptions to our business and operations resulting from our compliance with the terms of the transition services agreement entered into in connection with the TaxAct Sale;
•disruptions or adverse effects on our business prospects, financial condition, and results of operations caused by the proposed acquisition of the Company by Cetera;
•our inability to timely and successfully close the proposed acquisition of the Company by Cetera;
•provisions within our Agreement and Plan of Merger with Cetera that could discourage competing acquisition proposals from third parties or adversely affect future acquisition proposals in the event the proposed acquisition of the Company by Cetera is terminated; and
•our ability to mitigate and manage risks caused by yield curve, duration and interest rate fluctuations, and other macroeconomic factors upon our business and financing arrangements through derivative transactions pursuant to our recently implemented hedging policy.
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

Avantax, Inc. | Q3 2023 Form 10-Q 4

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AVANTAX, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$106,435	$263,928
Accounts receivable, net	24,680	24,117
Commissions and advisory fees receivable	22,177	20,679
Prepaid expenses and other current assets	32,944	15,027
Total current assets	186,236	323,751
Long-term assets:
Property, equipment, and software, net	49,932	53,041
Right-of-use assets, net	18,126	19,361
Goodwill, net	266,279	266,279
Acquired intangible assets, net	256,867	266,002
Other long-term assets	48,239	35,081
Total long-term assets	639,443	639,764
Total assets	$825,679	$963,515
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,771	$7,531
Commissions and advisory fees payable	15,033	13,829
Accrued expenses and other current liabilities	49,798	111,212
Current deferred revenue	4,241	4,583
Current lease liabilities	5,107	5,139
Current portion of long-term debt	11,813	—
Total current liabilities	89,763	142,294
Long-term liabilities:
Long-term debt, net	248,388	—
Long-term lease liabilities	27,797	30,332
Deferred tax liabilities, net	15,584	20,819
Long-term deferred revenue	3,701	4,396
Other long-term liabilities	36,759	22,476
Total long-term liabilities	332,229	78,023
Total liabilities	421,992	220,317

Commitments and contingencies (Note 9)

Stockholders’ equity:
Common stock, par value $0.0001 per share—900,000 shares authorized; 43,530 shares issued and 36,807 shares outstanding as of September 30, 2023; 51,260 shares issued and 48,079 shares outstanding as of December 31, 2022	4	5
Additional paid-in capital	1,391,702	1,636,134
Accumulated deficit	(825,783)	(829,542)
Accumulated other comprehensive loss	(13,043)	—
Treasury stock, at cost—6,723 shares as of September 30, 2023 and 3,181 shares as of December 31, 2022	(149,193)	(63,399)
Total stockholders’ equity	403,687	743,198
Total liabilities and stockholders’ equity	$825,679	$963,515

See accompanying notes.
Avantax, Inc. | Q3 2023 Form 10-Q 5

AVANTAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) (In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue	$192,343	$165,032	$557,251	$494,104
Operating expenses:
Cost of revenue	117,684	105,809	336,783	341,443
Engineering and technology	2,352	2,617	7,264	6,733
Sales and marketing	26,298	23,770	79,902	70,826
General and administrative	33,011	23,792	91,747	69,388
Acquisition and integration	(100)	416	(17)	(4,710)
Depreciation	4,142	3,343	11,318	8,428
Amortization of acquired intangible assets	6,404	6,342	18,973	19,435
Total operating expenses	189,791	166,089	545,970	511,543
Operating income (loss) from continuing operations	2,552	(1,057)	11,281	(17,439)
Interest expense and other, net	(5,115)	(158)	(8,919)	(423)
Income (loss) from continuing operations before income taxes	(2,563)	(1,215)	2,362	(17,862)
Income tax benefit (expense)	1,068	1,536	(524)	22,582
Income (loss) from continuing operations	(1,495)	321	1,838	4,720
Discontinued operations (Note 3)
Income (loss) from discontinued operations before gain on disposal and income taxes	—	(22,352)	—	74,165
Pre-tax gain on disposal	—	—	2,539	—
Income (loss) from discontinued operations before income taxes	—	(22,352)	2,539	74,165
Income tax benefit (expense)	—	190	(618)	(26,681)
Income (loss) from discontinued operations	—	(22,162)	1,921	47,484
Net income (loss)	$(1,495)	$(21,841)	$3,759	$52,204

Basic net income (loss) per share:
Continuing operations	$(0.04)	$0.01	$0.05	$0.10
Discontinued operations	—	(0.47)	0.04	0.99
Basic net income (loss) per share	$(0.04)	$(0.46)	$0.09	$1.09
Diluted net income (loss) per share:
Continuing operations	$(0.04)	$0.01	$0.04	$0.10
Discontinued operations	—	(0.46)	0.05	0.96
Diluted net income (loss) per share	$(0.04)	$(0.45)	$0.09	$1.06
Weighted average shares outstanding:
Basic	36,921	47,847	39,971	47,981
Diluted	36,921	49,016	40,940	49,153

Comprehensive income (loss):
Net income (loss)	$(1,495)	$(21,841)	$3,759	$52,204
Other comprehensive loss, net of tax	(982)	—	(13,043)	—
Comprehensive income (loss)	$(2,477)	$(21,841)	$(9,284)	$52,204

See accompanying notes.
Avantax, Inc. | Q3 2023 Form 10-Q 6

AVANTAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited) (In thousands)

					Accumulated other comprehensive loss
	Common stock		Additional paid-in capital	Accumulated deficit		Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2022	51,260	$5	$1,636,134	$(829,542)	$—	3,181	$(63,399)	$743,198
Common stock issued pursuant to stock incentive and employee stock purchase plans	307	—	1,135	—	—	—	—	1,135
Stock repurchases	—	—	—	—	—	9,291	(279,562)	(279,562)
Retirement of common stock	(8,333)	(1)	(254,538)	—	—	(8,333)	254,539	—
Stock-based compensation	—	—	4,714	—	—	—	—	4,714
Tax payments from shares withheld for equity awards	—	—	(3,114)	—	—	—	—	(3,114)
Net income	—	—	—	1,673	—	—	—	1,673
Balance as of March 31, 2023	43,234	4	1,384,331	(827,869)	—	4,139	(88,422)	468,044
Common stock issued pursuant to stock incentive and employee stock purchase plans	229	—	1,506	—	—	—	—	1,506
Stock repurchases	—	—	—	—	—	2,206	(51,624)	(51,624)
Stock-based compensation	—	—	2,910	—	—	—	—	2,910
Tax payments from shares withheld for equity awards	—	—	(1,156)	—	—	—	—	(1,156)
Other comprehensive loss, net of tax	—	—	—	—	(12,061)	—	—	(12,061)
Net income	—	—	—	3,581	—	—	—	3,581
Balance as of June 30, 2023	43,463	4	1,387,591	(824,288)	(12,061)	6,345	(140,046)	411,200
Common stock issued pursuant to stock incentive and employee stock purchase plans	67	—	1,146	—	—	—	—	1,146
Stock repurchases	—	—	—	—	—	378	(9,147)	(9,147)
Stock-based compensation	—	—	3,041	—	—	—	—	3,041
Tax payments from shares withheld for equity awards	—	—	(76)	—	—	—	—	(76)
Other comprehensive loss, net of tax	—	—	—	—	(982)	—	—	(982)
Net loss	—	—	—	(1,495)	—	—	—	(1,495)
Balance as of September 30, 2023	43,530	$4	$1,391,702	$(825,783)	$(13,043)	6,723	$(149,193)	$403,687

See accompanying notes.
Avantax, Inc. | Q3 2023 Form 10-Q 7

					Accumulated other comprehensive loss
	Common stock		Additional paid-in capital	Accumulated deficit		Treasury stock
	Shares	Amount				Shares	Amount	Total
Balance as of December 31, 2021	50,137	$5	$1,619,805	$(1,249,789)	$—	1,306	$(28,399)	$341,622
Common stock issued pursuant to stock incentive and employee stock purchase plans	247	—	96	—	—	—	—	96
Stock repurchases	—	—	—	—	—	1,645	(30,537)	(30,537)
Stock-based compensation	—	—	4,641	—	—	—	—	4,641
Tax payments from shares withheld for equity awards	—	—	(1,569)	—	—	—	—	(1,569)
Net income	—	—	—	34,620	—	—	—	34,620
Balance as of March 31, 2022	50,384	5	1,622,973	(1,215,169)	—	2,951	(58,936)	348,873
Common stock issued pursuant to stock incentive and employee stock purchase plans	537	—	2,402	—	—	—	—	2,402
Stock repurchases	—	—	—	—	—	230	(4,463)	(4,463)
Stock-based compensation	—	—	3,683	—	—	—	—	3,683
Tax payments from shares withheld for equity awards	—	—	(467)	—	—	—	—	(467)
Net income	—	—	—	39,425	—	—	—	39,425
Balance as of June 30, 2022	50,921	5	1,628,591	(1,175,744)	—	3,181	(63,399)	389,453
Common stock issued pursuant to stock incentive and employee stock purchase plans	34	—	307	—	—	—	—	307
Stock-based compensation	—	—	3,725	—	—	—	—	3,725
Tax payments from shares withheld for equity awards	—	—	(54)	—	—	—	—	(54)
Net loss	—	—	—	(21,841)	—	—	—	(21,841)
Balance as of September 30, 2022	50,955	$5	$1,632,569	$(1,197,585)	$—	3,181	$(63,399)	$371,590

See accompanying notes.
Avantax, Inc. | Q3 2023 Form 10-Q 8

AVANTAX, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) (In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net income	$3,759	$52,204
Less: Income from discontinued operations, net of income taxes	1,921	47,484
Income from continuing operations	1,838	4,720
Adjustments to reconcile income from continuing operations to net cash from operating activities:
Depreciation and amortization of acquired intangible assets	30,291	27,863
Stock-based compensation	17,678	14,782
Change in the fair value of acquisition-related contingent consideration	—	(5,320)
Reduction of right-of-use lease assets	1,235	1,103
Deferred income taxes	(1,043)	(599)
Amortization of debt discount and issuance costs	871	—
Accretion of lease liabilities	1,405	1,522
Other non-cash items	4,610	4,218
Changes in operating assets and liabilities, net of acquisitions and disposals:
Accounts receivable, net	(551)	(2,505)
Commissions and advisory fees receivable	(1,498)	4,587
Prepaid expenses and other current assets	(16,533)	(3,755)
Other long-term assets	(17,276)	(14,829)
Accounts payable	(3,760)	(5,047)
Commissions and advisory fees payable	1,204	(4,137)
Lease liabilities	(3,972)	(3,788)
Deferred revenue	(1,037)	(1,447)
Accrued expenses and other current and long-term liabilities	(77,023)	(7,459)
Net cash provided (used) by operating activities from continuing operations	(63,561)	9,909
Investing activities:
Purchases of property, equipment, and software	(8,257)	(12,601)
Asset acquisitions	(8,017)	(3,743)
Net cash used by investing activities from continuing operations	(16,274)	(16,344)
Financing activities:
Proceeds from credit facilities, net of debt discount and issuance costs	261,543	—
Payments on credit facilities	(3,375)	(35,906)
Acquisition-related fixed and contingent consideration payments	(287)	(14,548)
Stock repurchases	(337,192)	(35,000)
Proceeds from issuance of stock through employee stock purchase plan	1,584	2,324
Proceeds from stock option exercises	2,203	481
Tax payments from shares withheld for equity awards	(4,346)	(2,090)
Net cash used by financing activities from continuing operations	(79,870)	(84,739)
Net cash used by continuing operations	(159,705)	(91,174)
Net cash provided by operating activities from discontinued operations	—	69,508
Net cash provided (used) by investing activities from discontinued operations	2,212	(4,552)
Net cash provided by financing activities from discontinued operations	—	—
Net cash provided by discontinued operations	2,212	64,956
Net decrease in cash and cash equivalents	(157,493)	(26,218)
Cash and cash equivalents, beginning of period	263,928	100,629
Cash and cash equivalents, end of period	$106,435	$74,411

Supplemental cash flow information:
Cash paid for income taxes	$99,966	$2,408
Cash paid for interest	$11,422	$23,005

See accompanying notes.
Avantax, Inc. | Q3 2023 Form 10-Q 9

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
Merger Agreement
On September 9, 2023, Avantax entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aretec Group, Inc., a Delaware corporation that does business as Cetera Holdings (“Parent”), and C2023 Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Acquisition Sub”) whereby Parent will acquire all of the issued and outstanding equity of Avantax in an all-cash transaction valuing Avantax at approximately $1.2 billion, inclusive of Avantax’s net debt. On the terms and subject to the conditions of the Merger Agreement, holders of shares of Avantax common stock (other than Excluded Shares and Dissenting Shares (each, as defined in the Merger Agreement)) will receive $26.00 per share in cash, without interest and less any required tax withholdings. Upon the closing of the transactions contemplated by the Merger Agreement, Avantax will operate as a privately-held company. The closing remains subject to customary closing conditions, including approval by Avantax’s stockholders. Avantax expects the closing to occur by the end of November 2023.
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
Avantax, Inc. | Q3 2023 Form 10-Q 10

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
We recognize derivatives as assets or liabilities on our consolidated balance sheets at their fair value in accordance with ASC 815, Derivatives and Hedging. The accounting for changes in the fair value of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship, and further, on the type of hedging relationship. Derivatives designated and qualifying as a hedge of the exposure to variability in expected future cash flows, or other types of forecasted transactions, are considered cash flow hedges. Currently, we have only designated derivative instruments as cash flow hedges. We may also enter into derivative contracts that are intended to economically hedge interest rate risk, even though hedge accounting does not apply, or we elect not to apply hedge accounting.
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
Avantax, Inc. | Q3 2023 Form 10-Q 11

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
During the nine months ended September 30, 2023, we finalized our previously estimated closing date working capital balance, resulting in an incremental pre-tax gain of $2.5 million which is included within “Pre-tax gain on disposal” in the condensed consolidated statements of comprehensive income (loss).
The following table presents summarized information regarding certain components of income (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$—	$6,664	$—	$242,028
Operating expenses	—	19,425	—	142,579
Interest expense and other, net	—	(9,591)	—	(25,284)
Income (loss) from discontinued operations before gain on disposal and income taxes	—	(22,352)	—	74,165
Pre-tax gain on disposal	—	—	2,539	—
Income (loss) from discontinued operations before income taxes	—	(22,352)	2,539	74,165
Income tax benefit (expense)	—	190	(618)	(26,681)
Income (loss) from discontinued operations	$—	$(22,162)	$1,921	$47,484
Note 4: Revenue Recognition
Revenue primarily consists of advisory revenue, commission revenue, asset-based revenue, and transaction and fee revenue.
Revenues by major category and the timing of revenue recognition was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Recognized upon transaction:
Commission	$20,448	$17,868	$57,333	$56,373
Transaction and fee	1,054	1,307	3,066	3,813
Total revenue recognized upon transaction	$21,502	$19,175	$60,399	$60,186
Recognized over time:
Advisory	$108,393	$95,070	$309,234	$306,394
Commission	22,903	23,920	69,329	75,905
Asset-based	33,444	21,147	100,524	33,774
Transaction and fee	6,101	5,720	17,765	17,845
Total revenue recognized over time	$170,841	$145,857	$496,852	$433,918
Total revenue:
Advisory	$108,393	$95,070	$309,234	$306,394
Commission	43,351	41,788	126,662	132,278
Asset-based	33,444	21,147	100,524	33,774
Transaction and fee	7,155	7,027	20,831	21,658
Total revenue	$192,343	$165,032	$557,251	$494,104
Avantax, Inc. | Q3 2023 Form 10-Q 12

Note 5: Asset Acquisitions
During the nine months ended September 30, 2023, we completed acquisitions that met the criteria to be accounted for as asset acquisitions. Total initial purchase consideration, including acquisition costs and fixed deferred payments, was $5.2 million. This purchase consideration was allocated to client relationship intangibles. Client relationship intangibles are amortized on a straight-line basis over an amortization period of 15 years.
We are subject to variable contingent consideration payments related to our asset acquisitions that are not recognized as a liability on our condensed consolidated balance sheets until all contingencies related to the achievement of future financial targets are resolved and the consideration is payable. As of September 30, 2023, the maximum future fixed and contingent payments associated with all prior asset acquisitions were $25.6 million, with specified payment dates from 2023 through 2027.
Note 6: Debt
Our debt consisted of the following as of the periods indicated in the table below (in thousands):

	September 30, 2023	December 31, 2022
	Delayed Draw Term Loan Facility
Principal outstanding	$266,625	$—
Unamortized debt issuance costs	(5,208)	—
Unamortized debt discount	(1,216)	—
Net carrying value	$260,201	$—
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
As of September 30, 2023, we had $266.6 million in principal amount outstanding under the Delayed Draw Term Loan Facility and no amounts outstanding under the Revolving Credit Facility. As of September 30, 2023, $50.0 million was available for future borrowings under the Revolving Credit Facility, subject to customary terms and conditions. Subject to certain conditions set forth in the Amended and Restated Credit Agreement, we may borrow, prepay, and reborrow under the Revolving Credit Facility and terminate or reduce the Lenders’ commitments at any time prior to the Maturity Date.
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
Avantax, Inc. | Q3 2023 Form 10-Q 13

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
Pursuant to the Amended and Restated Credit Agreement, we shall not permit (i) the Consolidated Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) to exceed 4.00 to 1.00 between March 31, 2023 and June 30, 2024, or 3.75 to 1.00 between July 1, 2024 and the Maturity Date, (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) to be less than 1.25 to 1.00 or (iii) Liquidity (as defined in the Amended and Restated Credit Agreement) on the last day of any fiscal quarter to be less than $50 million. The Company was in compliance with the debt covenants of the Amended and Restated Credit Agreement as of September 30, 2023.
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
During the nine months ended September 30, 2023, we began subleasing portions of our corporate headquarters in Dallas, Texas. These subleases were classified as operating leases at inception, with sublease income recognized on a straight-line basis over the five-year and ten-year respective sublease terms.
Operating lease cost, net of sublease income, and cash paid on operating lease liabilities for the three and nine months ended September 30, 2023 and 2022 were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Fixed lease cost	$972	$965	$2,908	$2,885
Variable lease cost	415	258	1,163	1,023
Operating lease cost, before sublease income	1,387	1,223	4,071	3,908
Sublease income	(684)	(235)	(1,642)	(703)
Total operating lease cost, net of sublease income	$703	$988	$2,429	$3,205

Additional lease information:
Cash paid on operating lease liabilities	$1,336	$1,297	$3,955	$3,788
Lease liabilities obtained from new right-of-use assets	$—	$262	$—	$390
Avantax, Inc. | Q3 2023 Form 10-Q 14

Right-of-use assets and operating lease liabilities were recorded on the condensed consolidated balance sheets as follows (in thousands):

	September 30, 2023	December 31, 2022
Right-of-use assets, net	$18,126	$19,361

Current lease liabilities	$5,107	$5,139
Long-term lease liabilities	27,797	30,332
Total operating lease liabilities	$32,904	$35,471

Weighted-average remaining lease term (in years)	8.9	9.4
Weighted-average discount rate	5.5%	5.5%
The maturities of our operating lease liabilities as of September 30, 2023 were as follows (in thousands):

Undiscounted cash flows:
Remainder of 2023	$1,329
2024	5,174
2025	5,086
2026	4,256
2027	3,858
Thereafter	22,315
Total undiscounted cash flows	42,018
Imputed interest	(9,114)
Present value of cash flows	$32,904
Note 8: Balance Sheet Components
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Prepaid expenses	$9,679	$7,857
Prepaid income taxes	14,062	—
Forgivable loans	6,910	5,951
Other current assets	2,293	1,219
Total prepaid expenses and other current assets	$32,944	$15,027
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Salaries and related benefit expenses	$15,734	$17,481
Accrued legal costs	5,539	1,102
Accrued vendor and advertising costs	1,650	2,726
Accrued taxes	5,444	85,965
Accrued fixed and variable acquisition consideration	3,386	897
Accrued cash-settled stock-based compensation	8,629	2,121
Interest rate derivatives	7,581	—
Other	1,835	920
Total accrued expenses and other current liabilities	$49,798	$111,212
Avantax, Inc. | Q3 2023 Form 10-Q 15

Other long-term liabilities consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Deferred compensation	$13,555	$7,974
Accrued cash-settled stock-based compensation	5,594	7,556
Accrued tax positions	4,248	3,616
Interest rate derivatives	10,291	—
Other	3,071	3,330
Other long-term liabilities	$36,759	$22,476
Note 9: Commitments and Contingencies
TaxAct Indemnification Obligations
In connection with the TaxAct Sale, we have certain indemnification obligations to the Buyer, TaxAct Holdings, Inc. and their respective affiliates and representatives with respect to certain losses actually incurred or suffered as a result of any claim, action, suit, or proceeding against such indemnitees arising out of or relating to the use by us or any of our affiliates in the tax software business of website tracking and analytics technologies prior to the closing of the TaxAct Sale. Such indemnification obligations terminate on December 19, 2027 and may not exceed $5.4 million ($1.0 million of which is allocable to the deductible under our insurance policies). We believe that applicable insurance policies will cover all or a substantial portion of any claims made by the Buyer under such indemnification obligations. The current carrying amount of the liability for these indemnification obligations is approximately $0.9 million as of September 30, 2023 and is included within “Other long-term liabilities” on the condensed consolidated balance sheets.
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
We are not currently a party to any such matters for which we have recognized a material liability on our condensed consolidated balance sheet as of September 30, 2023.
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
Avantax, Inc. | Q3 2023 Form 10-Q 16

Assets and Liabilities Measured on a Recurring Basis
The fair value hierarchy of our financial assets and liabilities carried at estimated fair value and measured on a recurring basis were as follows (in thousands):

		Fair value measurements at the reporting date using
	September 30, 2023	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$219	$219	$—	$—
Deferred compensation assets	14,012	14,012	—	—
Total assets at fair value	$14,231	$14,231	$—	$—

Deferred compensation liabilities	$14,012	$14,012	$—	$—
Interest rate derivatives	17,872	—	17,872	—
Total liabilities at fair value	$31,884	$14,012	$17,872	$—

		Fair value measurements at the reporting date using
	December 31, 2022	Quoted prices in active markets using identical assets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Cash equivalents: money market and other funds	$4,369	$4,369	$—	$—
Deferred compensation assets	7,974	7,974	—	—
Total assets at fair value	$12,343	$12,343	$—	$—

Deferred compensation liabilities	$7,974	$7,974	$—	$—
Total liabilities at fair value	$7,974	$7,974	$—	$—
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
Avantax, Inc. | Q3 2023 Form 10-Q 17

payable, accrued expenses, and other current liabilities to approximate fair values primarily due to their short-term natures.
As of September 30, 2023, the principal amount outstanding for our Delayed Draw Term Loan Facility was $266.6 million. The principal amount outstanding approximated its fair value as it is a variable rate instrument, and its applicable margin is consistent with current market conditions.
Note 11: Derivative Financial Instruments
We primarily enter into derivative financial instruments as part of our strategy to manage our exposure to changes in interest rates. Our objective in using interest rate derivatives is to reduce variability in the future cash flows we earn from our cash sweep program by limiting our exposure to changes in our contractually specified rate, which is primarily tied to the federal funds rate. To accomplish this objective, we currently utilize interest rate collar and interest rate cap derivative instruments. Our interest rate collar derivatives involve the payment of variable-rate amounts if interest rates rise above the cap strike rate on the contracts and receipts of fixed-rate amounts if interest rates fall below the floor strike rate on the contracts. Our interest rate cap derivatives involve the payment of variable-rate amounts if interest rates rise above the cap strike rate on the contracts. Our interest rate collar derivatives are designated and qualify as cash flow hedges, as defined in ASC 815. Our interest rate cap derivatives do not qualify for cash flow hedge accounting and are considered economic hedges. As of September 30, 2023, the total notional value of our interest rate derivatives represented approximately 65% of the ending client cash balances in our cash sweep program.
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
We recognize derivative financial instruments in the condensed consolidated financial statements at fair value regardless of the purpose or intent for holding the instruments. The following table presents the gross fair value of our derivative financial instruments as of September 30, 2023 and December 31, 2022 (in thousands):

	Derivative Assets		Derivative Liabilities
	September 30, 2023	December 31, 2022	September 30, 2023	December 31, 2022
Derivatives designated as hedging instruments under ASC 815:
Interest rate collars (1)	$—	$—	$17,235	$—
Total derivatives designated as hedging instruments under ASC 815	—	—	17,235	—

Derivatives not designated as hedging instruments under ASC 815:
Interest rate caps (1)	—	—	637	—
Total derivatives not designated as hedging instruments under ASC 815	—	—	637	—
Total derivatives	$—	$—	$17,872	$—
______________________
(1)As of September 30, 2023, approximately $7.6 million of the fair value of these derivative financial instruments was recorded within “Accrued expenses and other current liabilities,” with the remaining balance recorded within “Other long-term liabilities” on the condensed consolidated balance sheets.
Cash Flow Hedges of Interest Rate Risk
During the second quarter of 2023, we entered into two interest rate collar derivative contracts for a total notional value of $1.5 billion. Each contract is indexed to daily simple SOFR and is a combination of a purchased floor instrument with a strike rate of 2.5% and a sold cap instrument with a strike rate of 5.5%, both of which expire
Avantax, Inc. | Q3 2023 Form 10-Q 18

on May 31, 2026. The total cost for these interest rate collars was $15.3 million, which we elected to defer and will settle through monthly straight-line cash payments to the counterparties over the term of the instruments. This hedging strategy enables us to limit the downside risk of significant reductions to interest rates over the term of the instruments in exchange for capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
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
The table below presents the amount of gains and losses related to these derivative financial instruments and their location in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Gain (Loss) Recognized in OCI			Gain (Loss) Recognized in Income
Three Months Ended	September 30, 2023	September 30, 2022	Location of Gain (Loss) Recognized in Income	September 30, 2023	September 30, 2022
Interest rate collars, net of tax	$(1,957)	$—	Revenue	$(975)	$—

Nine Months Ended
Interest rate collars, net of tax	$(14,350)	$—	Revenue	$(1,307)	$—
As of September 30, 2023, we estimate that $4.9 million of the deferred amounts recorded in accumulated other comprehensive income (loss) for our cash flow hedges will be reclassified into earnings within the next twelve months.
Gains and losses on our cash flow hedges are net of income tax benefit of $0.3 million and $4.2 million for the three and nine months ended September 30, 2023, respectively. Cash flows from these derivative instruments are included within operating activities in the condensed consolidated statements of cash flows, as our accounting policy is to present cash flows from hedging instruments in the same category as the item being hedged.
Economic Hedges of Interest Rate Risk
We also utilize interest rate cap derivatives to manage our economic exposure to interest rate movements which do not meet the hedge accounting requirements of ASC 815. During the second quarter of 2023, we sold two interest rate cap derivative contracts for a total notional value of $240.0 million. Each contract is indexed to daily simple SOFR, has a strike rate of 5.5%, and expires on May 31, 2026. These interest rate caps were sold for a total premium of $1.2 million, which were deferred and will be settled by the counterparties through monthly straight-line cash payments over the term of the instruments. This hedging strategy enables us to offset a portion of the total cost of our interest rate collar derivatives by capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
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
Avantax, Inc. | Q3 2023 Form 10-Q 19

The table below presents the amount of gains and losses related to these derivative financial instruments and their location in the condensed consolidated statements of comprehensive income (loss) for the three and nine months ended September 30, 2023 and 2022 (in thousands):

		Gain (Loss) Recognized in Income
Three Months Ended	Location of Gain (Loss) Recognized in Income	September 30, 2023	September 30, 2022
Interest rate caps	Interest expense and other, net	$336	$—

Nine Months Ended
Interest rate caps	Interest expense and other, net	$(506)	$—
Accumulated Other Comprehensive Income (Loss)
The table below presents a roll forward of the amounts included in accumulated other comprehensive income (loss), net of taxes, for the three and nine months ended September 30, 2023 (in thousands):

	Interest Rate Collars	Deferred Taxes	Accumulated Other Comprehensive Income (Loss)
Balance as of December 31, 2022	$—	$—	$—

Balance as of March 31, 2023	—	—	—
Changes in fair value	(16,377)	3,984	(12,393)
Reclassification to earnings	439	(107)	332
Balance as of June 30, 2023	(15,938)	3,877	(12,061)
Changes in fair value	(2,585)	628	(1,957)
Reclassification to earnings	1,288	(313)	975
Balance as of September 30, 2023	$(17,235)	$4,192	$(13,043)
There was no derivative activity to report for the three and nine months ended September 30, 2022.
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
For the three months ended September 30, 2023, we repurchased approximately 0.4 million shares of our common stock under the stock repurchase authorization for aggregate purchase consideration of approximately $9.1 million. For the nine months ended September 30, 2023, we repurchased approximately 3.5 million shares of
Avantax, Inc. | Q3 2023 Form 10-Q 20

our common stock under the stock repurchase authorization for aggregate purchase consideration of approximately $85.0 million. The remaining authorized amount under the stock repurchase authorization as of September 30, 2023, was approximately $115.0 million.
For the three months ended September 30, 2022, we did not repurchase any shares of our common stock under our previous stock repurchase plan. For the nine months ended September 30, 2022, we repurchased approximately 1.9 million shares of our common stock under our previous stock repurchase plan for aggregate purchase consideration of approximately $35.0 million.
Note 13: Interest Expense and Other, Net
“Interest expense and other, net” on the condensed consolidated statements of comprehensive income (loss) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest expense	$5,556	$52	$11,748	$133
Amortization of debt issuance costs	363	—	737	—
Amortization of debt discount	68	—	134	—
Total interest expense	5,987	52	12,619	133
Interest income and other	106	106	(918)	290
Transition services agreement income	(642)	—	(3,288)	—
Derivative losses (gains) - interest rate caps	(336)	—	506	—
Interest expense and other, net	$5,115	$158	$8,919	$423
In connection with the TaxAct Sale, we entered into a transition services agreement with the Buyer pursuant to which we will provide the Buyer with certain transition services for an initial period ending on June 19, 2023. Under the terms of the original transition services agreement, this agreement was extended to and completed on September 19, 2023. The income from this agreement is included in the table above and largely offsets the costs incurred to provide these transition services, which are included within our operating expenses.
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
We recorded income tax benefit of $1.1 million and income tax expense of $0.5 million for the three and nine months ended September 30, 2023, respectively. Our effective income tax rate for the three and nine months ended September 30, 2023 differed from the 21% statutory rate primarily due to non-deductible compensation and the effect of state taxes.
We recorded an income tax benefit of $1.5 million and $22.6 million for the three and nine months ended September 30, 2022, respectively. Our effective tax rate for the three and nine months ended September 30, 2022 differed from the 21% statutory rate primarily due to the release in our valuation allowance and the effect of state income taxes.
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
Avantax, Inc. | Q3 2023 Form 10-Q 21

average common shares outstanding computation if the related performance-based criteria are not expected to be achieved as of the end of the reporting period.
The calculation of basic and diluted net income (loss) per share is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Income (loss) from continuing operations	$(1,495)	$321	$1,838	$4,720
Income (loss) from discontinued operations	—	(22,162)	1,921	47,484
Net income (loss)	$(1,495)	$(21,841)	$3,759	$52,204
Denominator:
Basic weighted average common shares outstanding	36,921	47,847	39,971	47,981
Dilutive potential common shares (1)	—	1,169	969	1,172
Diluted weighted average common shares outstanding	36,921	49,016	40,940	49,153
Basic net income (loss) per share:
Continuing operations	$(0.04)	$0.01	$0.05	$0.10
Discontinued operations	—	(0.47)	0.04	0.99
Basic net income (loss) per share	$(0.04)	$(0.46)	$0.09	$1.09
Diluted net income (loss) per share:
Continuing operations	$(0.04)	$0.01	$0.04	$0.10
Discontinued operations	—	(0.46)	0.05	0.96
Diluted net income (loss) per share	$(0.04)	$(0.45)	$0.09	$1.06
Shares excluded (1)	2,647	893	387	921
________________________
(1)Potential common shares were excluded from the calculation of diluted net income per share for these periods because their effect would have been anti-dilutive. For the three months ended September 30, 2023, all potential common shares were excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive due to the net loss recognized for the period.
Avantax, Inc. | Q3 2023 Form 10-Q 22

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
Merger Agreement
On September 9, 2023, Avantax entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aretec Group, Inc., a Delaware corporation that does business as Cetera Holdings (“Parent”), and C2023 Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Acquisition Sub”) whereby Parent will acquire all of the issued and outstanding equity of Avantax (the “Merger”) in an all-cash transaction valuing Avantax at approximately $1.2 billion, inclusive of Avantax’s net debt. On the terms and subject to the conditions of the Merger Agreement, holders of shares of Avantax common stock (other than Excluded Shares and Dissenting Shares (each, as defined in the Merger Agreement)) will receive $26.00 per share in cash, without interest and less any required tax withholdings. Upon the closing of the transactions contemplated by the Merger Agreement, Avantax will operate as a privately-held company. The closing remains subject to customary closing conditions, including approval by Avantax’s stockholders. Avantax expects the closing to occur by the end of November 2023.
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
Avantax, Inc. | Q3 2023 Form 10-Q 23

discontinued operation and are excluded from continuing operations for all periods presented within the condensed consolidated financial statements.
Recent Developments
Interest Rate Hedges
During the second quarter of 2023, we entered into two interest rate collar derivative contracts for a total notional value of $1.5 billion. Each contract is indexed to daily simple secured overnight financing rates (“SOFR”) and is a combination of a purchased floor instrument with a strike rate of 2.5% and a sold cap instrument with a strike rate of 5.5%, both of which expire on May 31, 2026. The total cost for these interest rate collars was $15.3 million, which we elected to defer and will settle through monthly straight-line cash payments to the counterparties over the term of the instruments. This hedging strategy enables us to limit the downside risk of significant reductions to interest rates over the term of the instruments in exchange for capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged. We designated these derivative instruments as cash flow hedges and determined that they are highly effective at achieving offsetting changes in cash flows attributable to interest rate fluctuations associated with our cash sweep program. The changes in fair value of these derivative instruments are initially recorded net of tax in accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. These accumulated gains or losses are reclassified into “Revenue” (where the hedged transaction is recorded) on the condensed consolidated statements of comprehensive income (loss) when the hedged transaction affects earnings.
In addition, during the second quarter of 2023, we sold two interest rate cap derivative contracts for a total notional value of $240.0 million. Each contract is indexed to daily simple SOFR, has a strike rate of 5.5%, and expires on May 31, 2026. These interest rate caps were sold for a total premium of $1.2 million, which were deferred and will be settled by the counterparties through monthly straight-line cash payments over the term of the instruments. This hedging strategy enables us to offset a portion of the total cost of our interest rate collar derivatives by capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged. These derivative instruments are not designated for hedge accounting treatment, therefore, realized and unrealized gains or losses on the instruments are immediately recognized within “Interest expense and other, net” on the condensed consolidated statements of comprehensive income (loss).
Avantax, Inc. | Q3 2023 Form 10-Q 24

RESULTS OF OPERATIONS
Summary

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Revenue	$192,343	$165,032	$27,311	16.5%	$557,251	$494,104	$63,147	12.8%
Operating expenses:
Cost of revenue	117,684	105,809	11,875	11.2%	336,783	341,443	(4,660)	(1.4)%
Engineering and technology	2,352	2,617	(265)	(10.1)%	7,264	6,733	531	7.9%
Sales and marketing	26,298	23,770	2,528	10.6%	79,902	70,826	9,076	12.8%
General and administrative	33,011	23,792	9,219	38.7%	91,747	69,388	22,359	32.2%
Acquisition and integration	(100)	416	(516)	(124.0)%	(17)	(4,710)	4,693	99.6%
Depreciation	4,142	3,343	799	23.9%	11,318	8,428	2,890	34.3%
Amortization of acquired intangible assets	6,404	6,342	62	1.0%	18,973	19,435	(462)	(2.4)%
Total operating expenses	189,791	166,089	23,702	14.3%	545,970	511,543	34,427	6.7%
Operating income (loss) from continuing operations	2,552	(1,057)	3,609	341.4%	11,281	(17,439)	28,720	164.7%
Interest expense and other, net	(5,115)	(158)	(4,957)	(3,137.3)%	(8,919)	(423)	(8,496)	(2,008.5)%
Income (loss) from continuing operations before income taxes	(2,563)	(1,215)	(1,348)	(110.9)%	2,362	(17,862)	20,224	113.2%
Income tax benefit (expense)	1,068	1,536	(468)	(30.5)%	(524)	22,582	(23,106)	(102.3)%
Income (loss) from continuing operations	(1,495)	321	(1,816)	(565.7)%	1,838	4,720	(2,882)	(61.1)%
Discontinued operations
Income (loss) from discontinued operations before gain on disposal and income taxes	—	(22,352)	22,352	100.0%	—	74,165	(74,165)	(100.0)%
Pre-tax gain on disposal	—	—	—	N/A	2,539	—	2,539	N/A
Income (loss) from discontinued operations before income taxes	—	(22,352)	22,352	100.0%	2,539	74,165	(71,626)	(96.6)%
Income tax benefit (expense)	—	190	(190)	(100.0)%	(618)	(26,681)	26,063	97.7%
Income (loss) from discontinued operations	—	(22,162)	22,162	100.0%	1,921	47,484	(45,563)	(96.0)%
Net income (loss)	$(1,495)	$(21,841)	$20,346	93.2%	$3,759	$52,204	$(48,445)	(92.8)%
For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, net loss decreased $20.3 million primarily due to the following factors:
•Income from continuing operations decreased $1.8 million primarily due to the following factors:
•Revenue increased $27.3 million primarily due to incremental advisory revenue from higher asset values coupled with increased cash sweep revenue generated from a higher federal funds rate paired with the program’s structure that increases returns in a higher interest rate environment.
•Total operating expenses increased $23.7 million primarily from higher financial professional commissions within cost of revenue caused by increased advisory revenue and an increase in general and administrative expense driven by costs incurred for the Merger and reorganization related costs associated with the TaxAct Sale.
•Income tax benefit decreased $0.5 million primarily due to a reduction in our valuation allowance during the prior year associated with the utilization of net operating losses against prior period taxable income.
•Income from discontinued operations increased $22.2 million primarily due to the completion of the TaxAct Sale in the prior period.
Avantax, Inc. | Q3 2023 Form 10-Q 25

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, net income decreased $48.4 million primarily due to the following factors:
•Income from continuing operations decreased $2.9 million primarily due to the following factors:
•Revenue increased $63.1 million primarily due to incremental cash sweep and advisory revenues consistent with the discussion above, partially offset by lower commission revenue due to reduced transaction activity.
•Total operating expenses increased $34.4 million primarily from increased general and administrative and sales and marketing expenses. General and administrative expense increased due to costs associated with the TaxAct Sale, including reorganization and executive transition related costs, and costs incurred for the Merger. These increases were partially offset by decreased acquisition and integration costs due to acquisition-related contingent consideration fair value adjustments that did not reoccur in the current period and decreased financial professional commissions caused by reduced commission revenue.
•Income tax benefit decreased $23.1 million primarily due to a reduction in our valuation allowance during the prior year associated with the utilization of net operating losses against prior period taxable income.
•Income from discontinued operations decreased $45.6 million primarily due to the completion of the TaxAct Sale in the prior period. During the nine months ended September 30, 2023 we recognized an incremental pre-tax gain on disposal of $2.5 million in connection with the finalization of our closing working capital balance.
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

($ in thousands)			Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	Sources of Revenue	Primary Drivers	2023	2022	$	%	2023	2022	$	%
Financial professional-driven	Advisory	- Advisory asset levels	$108,393	$95,070	$13,323	14.0%	$309,234	$306,394	$2,840	0.9%
	Commission	- Transactions - Asset levels - Product mix	43,351	41,788	1,563	3.7%	126,662	132,278	(5,616)	(4.2)%
Other revenue	Asset-based	- Cash balances - Interest rates - Number of accounts - Client asset levels	33,444	21,147	12,297	58.2%	100,524	33,774	66,750	197.6%
	Transaction and fee	- Account activity - Number of financial professionals - Number of clients - Number of accounts	7,155	7,027	128	1.8%	20,831	21,658	(827)	(3.8)%
	Total revenue		$192,343	$165,032	$27,311	16.5%	$557,251	$494,104	$63,147	12.8%
	Total recurring revenue		$169,183	$144,512	$24,671	17.1%	$493,342	$430,184	$63,158	14.7%
	Recurring revenue rate		88.0%	87.6%			88.5%	87.1%
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
Avantax, Inc. | Q3 2023 Form 10-Q 26

Business Metrics

($ in thousands)	September 30,		Change
	2023	2022	$	%
Client assets balances:
Total client assets	$82,255,722	$72,592,882	$9,662,840	13.3%
Brokerage assets	$40,262,060	$37,150,327	$3,111,733	8.4%
Advisory assets	$41,993,662	$35,442,555	$6,551,107	18.5%
Advisory assets as a percentage of total client assets	51.1%	48.8%

Number of financial professionals (in ones):
Independent financial professionals (1)	3,073	3,311	(238)	(7.2)%
In-house/employee financial professionals (2)	38	36	2	5.6%
Total number of financial professionals	3,111	3,347	(236)	(7.1)%

Advisory and commission revenue per financial professional (3)	$48.8	$40.9	$7.9	19.3%
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
(3)Calculation based on advisory and commission revenue for the three months ended September 30, 2023 and 2022, respectively.
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
Total client assets increased $9.7 billion as of September 30, 2023 compared to September 30, 2022, primarily due to $7.2 billion of favorable market changes and $2.5 billion of net client inflows.
Advisory assets increased $6.6 billion as of September 30, 2023 compared to September 30, 2022, and advisory assets as a percentage of total client assets increased to 51.1% as of September 30, 2023, compared to 48.8% as of September 30, 2022. The increase in advisory assets was primarily caused by $3.6 billion of favorable market changes and net new advisory assets of $3.0 billion, both of which contributed to the increase in advisory assets as a percentage of total client assets.
Financial Professionals. The number of our financial professionals decreased 7.1% as of September 30, 2023 compared to September 30, 2022, with the decrease primarily due to attrition related to lower revenue-producing financial professionals. Included within this attrition of lower revenue-producing financial professionals were terminations primarily in the fourth quarter of 2022 associated with certain financial professional’s failure to comply with a policy implemented to ensure regulatory compliance with certain record keeping and supervisory requirements. Advisory and commission revenue per financial professional increased 19.3% for the same period, primarily due to the attrition of lower revenue-producing financial professionals discussed above. The decrease in
Avantax, Inc. | Q3 2023 Form 10-Q 27

the number of financial professionals was partially offset by our continued recruitment and onboarding of independent financial professionals.
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
Advisory asset balances were as follows (in thousands):

	September 30,		Change
	2023	2022	$	%
Advisory assets—independent financial professionals	$34,188,023	$29,735,365	$4,452,658	15.0%
Advisory assets—in-house/employee financial professionals	6,323,639	4,494,178	1,829,461	40.7%
Retirement advisory assets—in-house/employee financial professionals	1,482,000	1,213,012	268,988	22.2%
Total advisory assets	$41,993,662	$35,442,555	$6,551,107	18.5%
The activity within our advisory assets was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Balance, beginning of the period	$42,649,611	$36,746,048	$38,282,333	$42,179,051
Net new advisory assets	706,495	514,293	2,374,116	2,261,923
Market impact and other	(1,362,444)	(1,817,786)	1,337,213	(8,998,419)
Balance, end of the period	$41,993,662	$35,442,555	$41,993,662	$35,442,555
Advisory revenue	$108,393	$95,070	$309,234	$306,394
Average advisory fee rate (1)	25 bps	26 bps	76 bps	77 bps
_________________________
(1)For the three months ended September 30, 2023 and September 30, 2022, average advisory fee rate equals advisory revenue for the relevant quarterly period divided by the advisory asset balance at the beginning of the relevant quarterly period. For the nine months ended September 30, 2023 and September 30, 2022, average advisory fee rate equals the sum of each quarterly average advisory fee rate within the relevant year-to-date period.
For the three months ended September 30, 2023, advisory assets decreased $0.7 billion primarily due to unfavorable market changes, partially offset by net new advisory assets from organic growth and the recruitment of new assets. For the nine months ended September 30, 2023, advisory assets increased $3.7 billion driven by favorable market changes and net new advisory assets from organic growth and the recruitment of new assets.
For the three and nine months ended September 30, 2023 compared to the three and nine months ended September 30, 2022, advisory revenue increased $13.3 million and $2.8 million, respectively. These increases correspond with the year-over-year increase in advisory assets discussed above, coupled with the timing of market changes relative to when clients are billed. The average advisory fee rates between the two periods remained relatively flat.
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
Avantax, Inc. | Q3 2023 Form 10-Q 28

Our commission revenue, by product category and by type of commission revenue, was as follows (in thousands):

	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
By product category:
Mutual funds	$15,936	$16,339	$(403)	(2.5)%	$47,226	$53,635	$(6,409)	(11.9)%
Variable annuities	14,437	14,892	(455)	(3.1)%	44,102	46,961	(2,859)	(6.1)%
Insurance	6,486	5,048	1,438	28.5%	19,774	13,007	6,767	52.0%
General securities	6,492	5,509	983	17.8%	15,560	18,675	(3,115)	(16.7)%
Total commission revenue	$43,351	$41,788	$1,563	3.7%	$126,662	$132,278	$(5,616)	(4.2)%

By type of commission:
Transaction-based	$20,448	$17,868	$2,580	14.4%	$57,333	$56,373	$960	1.7%
Trailing	22,903	23,920	(1,017)	(4.3)%	69,329	75,905	(6,576)	(8.7)%
Total commission revenue	$43,351	$41,788	$1,563	3.7%	$126,662	$132,278	$(5,616)	(4.2)%
For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, commission revenue increased $1.6 million. This increase was primarily due to increased transaction-based commissions for insurance and general securities, partially offset by declines in trailing commissions for variable annuities and mutual funds.
For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, commission revenue decreased $5.6 million. This decrease was primarily due to declines in trailing commissions for mutual funds, variable annuities, and general securities, partially offset by increased insurance commissions. Volatility in equity markets and the impact to asset values has negatively impacted mutual funds and variable annuities trail commissions, while the current interest rate environment has led to considerable declines in transaction volume for alternate investment vehicles linked with real estate. We expect the continued growth of assets on our fee-based advisory platform to result in commission revenue headwinds in the future.
Asset-Based Revenue. Asset-based revenue primarily includes fees from financial product manufacturer sponsorship programs, cash sweep programs, asset-based retirement plan service fees, and other asset-based revenues.
For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, asset-based revenue increased $12.3 million, primarily due to incremental cash sweep revenue of $12.0 million driven by increases in the federal funds rate, partially offset by declines in client cash sweep balances relative to prior year levels.
For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, asset-based revenue increased $66.8 million, primarily due to incremental cash sweep revenue of $67.5 million driven by increases in the federal funds rate, partially offset by declines in client cash sweep balances relative to prior year levels. The increases in cash sweep revenue were partially offset by reduced fees from sponsorship programs.
For the three and nine months ended September 30, 2023, we recognized approximately $1.3 million and $1.7 million of deferred premium charges for our interest rate collar derivatives which are included as a reduction to our cash sweep revenue. Under the terms of our interest rate collar derivative contracts, we expect to recognize approximately $5.1 million of deferred premium charges as a reduction to our cash sweep revenue over the next twelve months. For the remainder of the year, we expect for cash sweep revenue to continue to increase relative to comparable prior year periods driven by rate increases during 2023 and as the full benefits of rate increases during the latter half of 2022 are realized for a full annual period. Currently, the target range for the federal funds rate is below the cap of our interest rate collar derivatives. However, future increases to this range above our cap strike rate will limit our incremental cash sweep revenue on the comparable notional portion of our interest rate collars derivatives.
Transaction and Fee Revenue. Transaction and fee revenue primarily includes support fees charged to financial professionals, fees charged for executing certain transactions in client accounts, and other fees related to
Avantax, Inc. | Q3 2023 Form 10-Q 29

services provided and other account charges as generally outlined in agreements with financial professionals, clients, financial institutions, and retirement plan sponsors.
For the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, transaction and fee revenue remained relatively flat.
OPERATING EXPENSES
Cost of Revenue

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Cost of revenue	$117,684	$105,809	$11,875	11.2%	$336,783	$341,443	$(4,660)	(1.4)%
Percentage of revenue	61.2%	64.1%			60.4%	69.1%
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
For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, cost of revenue increased $11.9 million, primarily due to an increase in commissions to financial professionals associated with the increase in advisory and commission revenues discussed above.
For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, cost of revenue decreased $4.7 million. Commissions to financial professionals declined $4.1 million primarily due to reductions in commission revenue caused by the volatility in global financial markets discussed above. The remaining change was primarily due to reduced personnel costs, partially offset by incremental financial professional loan amortization.
For the three months ended September 30, 2023, payout ratios to independent financial professionals remained relatively flat. For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, payout ratios to independent financial professionals declined approximately 46 basis points. This decline was primarily caused by the timing of equity market volatility during the trailing twelve-month periods coupled with continued growth in our in-house/employee-based advisory model, which has lower payout rates as compared to our independent model. The decrease in cost of revenue as a percentage of revenue is reflective of the benefits of incremental cash sweep revenue for the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022.
Engineering and Technology

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Engineering and technology	$2,352	$2,617	$(265)	(10.1)%	$7,264	$6,733	$531	7.9%
Percentage of revenue	1.2%	1.6%			1.3%	1.4%
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
For the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, engineering and technology expenses did not materially change.
Avantax, Inc. | Q3 2023 Form 10-Q 30

Sales and Marketing

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Sales and marketing	$26,298	$23,770	$2,528	10.6%	$79,902	$70,826	$9,076	12.8%
Percentage of revenue	13.7%	14.4%			14.3%	14.3%
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
For the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, sales and marketing expenses increased $2.5 million and $9.1 million, respectively, primarily due to incremental personnel costs. The increase in personnel costs is associated with higher employee benefit costs and growth in our Avantax Planning Partners business and investments to enhance our sales and service capabilities that support our financial professionals.
General and Administrative

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
General and administrative	$33,011	$23,792	$9,219	38.7%	$91,747	$69,388	$22,359	32.2%
Percentage of revenue	17.2%	14.4%			16.5%	14.0%
General and administrative (“G&A”) expenses primarily consist of personnel expenses (including stock-based compensation), the cost of temporary help and contractors, professional services fees, general business development and management expenses, occupancy and general office expenses, business taxes, and insurance expenses.
For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, G&A expenses increased $9.2 million, primarily due to the following:
•Legal, consulting, and other professional costs increased $7.1 million primarily due to costs incurred for the Merger, partially offset by lower TaxAct transaction related costs.
•Personnel costs increased $2.2 million primarily due to increased severance costs associated with our reorganization activities.
For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, G&A expenses increased $22.4 million, primarily due to the following:
•Legal, consulting, and other professional costs increased $11.0 million primarily due to costs incurred for the Merger, TaxAct transaction related costs, and reorganization activities. These increases were partially offset by reduced contested proxy costs.
•Personnel costs increased $10.1 million primarily due to executive transition costs for certain executives that departed the company and other reorganization activities.
•Network and software related expenses increased approximately $1.8 million due to our obligations under the transition services agreement initiated in connection with the TaxAct Sale, partially offset by lower rent and facilities charges associated with the sublease of a portion of our corporate headquarters.

Avantax, Inc. | Q3 2023 Form 10-Q 31

Acquisition and Integration

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Professional services and other expenses	$(100)	$416	$(516)	(124.0)%	$(17)	$610	$(627)	(102.8)%
Change in the fair value of acquisition-related contingent consideration	—	—	—	N/A	—	(5,320)	5,320	100.0%
Total	$(100)	$416	$(516)	(124.0)%	$(17)	$(4,710)	$4,693	99.6%
Percentage of revenue	(0.1)%	0.3%			—%	(1.0)%
Acquisition and integration expenses primarily relate to costs incurred for the acquisitions of Avantax Planning Partners and 1st Global and consist of employee-related expenses, professional services fees, changes in the fair value of contingent consideration, and other expenses.
For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, acquisition and integration expenses did not materially change. For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, acquisition and integration expenses decreased $4.7 million, primarily due to prior period acquisition-related contingent consideration fair value adjustments.
Depreciation and Amortization of Acquired Intangible Assets

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Depreciation	$4,142	$3,343	$799	23.9%	$11,318	$8,428	$2,890	34.3%
Amortization of acquired intangible assets	6,404	6,342	62	1.0%	18,973	19,435	(462)	(2.4)%
Total	$10,546	$9,685	$861	8.9%	$30,291	$27,863	$2,428	8.7%
Percentage of revenue	5.5%	5.9%			5.4%	5.6%
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
For the three and nine months ended September 30, 2023, compared to the three and nine months ended September 30, 2022, depreciation expense increased $0.8 million and $2.9 million, respectively, primarily due to increased capital expenditures for internally developed software. Amortization expense did not materially change.
INTEREST EXPENSE AND OTHER, NET

($ in thousands)	Three Months Ended September 30,		Change		Nine Months Ended September 30,		Change
	2023	2022	$	%	2023	2022	$	%
Interest expense	$5,556	$52	$5,504	10,584.6%	$11,748	$133	$11,615	8,733.1%
Amortization of debt issuance costs	363	—	363	N/A	737	—	737	N/A
Amortization of debt discount	68	—	68	N/A	134	—	134	N/A
Total interest expense	5,987	52	5,935	11,413.5%	12,619	133	12,486	9,388.0%
Interest income and other	106	106	—	—%	(918)	290	(1,208)	(416.6)%
Transition services agreement income	(642)	—	(642)	N/A	(3,288)	—	(3,288)	N/A
Derivative losses (gains) - interest rate caps	(336)	—	(336)	N/A	506	—	506	N/A
Interest expense and other, net	$5,115	$158	$4,957	3,137.3%	$8,919	$423	$8,496	2,008.5%
For the three months ended September 30, 2023, compared to the three months ended September 30, 2022, interest expense and other, net, increased $5.0 million. Total interest expense increased $5.9 million, due to borrowings on our Delayed Draw Term Loan Facility, which was partially offset by income received from the transition services agreement initiated in connection with the TaxAct Sale.
Avantax, Inc. | Q3 2023 Form 10-Q 32

For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, interest expense and other, net, increased $8.5 million. Total interest expense increased $12.5 million, due to borrowings on our Delayed Draw Term Loan Facility, which was partially offset by income received from the transition services agreement initiated in connection with the TaxAct Sale, and incremental other income associated with the settlement of escrow funds from a previous acquisition.
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
We recorded income tax benefit of $1.1 million and income tax expense of $0.5 million for the three and nine months ended September 30, 2023, respectively. Our effective income tax rate for the three and nine months ended September 30, 2023 differed from the 21% statutory rate primarily due to non-deductible compensation and the effect of state taxes.
We recorded an income tax benefit of $1.5 million and $22.6 million for the three and nine months ended September 30, 2022, respectively. Our effective tax rate for the three and nine months ended September 30, 2022 differed from the 21% statutory rate primarily due to the release in our valuation allowance and the effect of state income taxes.
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
During the nine months ended September 30, 2023, we finalized our previously estimated closing date working capital balance, resulting in an incremental pre-tax gain of $2.5 million which is included within “Pre-tax gain on disposal” in the condensed consolidated statements of comprehensive income (loss).
NON-GAAP FINANCIAL MEASURES
Adjusted EBITDA
We define Adjusted EBITDA as net income (loss), determined in accordance with GAAP, excluding the effects of discontinued operations, stock-based compensation, depreciation and amortization of acquired intangible assets, interest expense and other, net, acquisition and integration costs, contested proxy and other legal and consulting costs, executive transition costs, Merger transaction costs, TaxAct transaction related costs, reorganization costs, hedging program start-up costs, and income tax (benefit) expense. Interest expense and other, net primarily consists of interest expense, net, unrealized mark-to-market (“MTM”) derivative losses (gains) for our interest rate cap derivative instruments, and other non-operating income. It does not include the income associated with the transition services agreement signed in connection with the TaxAct Sale as this income offsets costs included within income from continuing operations, or realized income or loss associated with our interest rate cap derivative instruments. Acquisition and integration costs primarily relate to the acquisitions of Avantax Planning Partners and 1st Global. Hedging program start-up costs include consulting and accounting costs incurred for the implementation of our cash sweep interest rate hedging program. Merger transaction costs include consulting and legal costs incurred for the plan of merger with Aretec Group, Inc., an affiliate of Cetera Financial Group. Inc.
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
Avantax, Inc. | Q3 2023 Form 10-Q 33

substitute for or superior to, GAAP net income (loss). Other companies may calculate Adjusted EBITDA differently and, therefore, our Adjusted EBITDA may not be comparable to similarly titled measures of other companies.
A reconciliation of GAAP net income (loss), which we believe to be the most comparable GAAP measure, to Adjusted EBITDA, is presented below:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(1,495)	$(21,841)	$3,759	$52,204
Less: Income (loss) from discontinued operations, net of income taxes	—	(22,162)	1,921	47,484
Income (loss) from continuing operations, net of income taxes	(1,495)	321	1,838	4,720
Stock-based compensation	6,585	4,964	17,678	14,782
Depreciation and amortization of acquired intangible assets	10,546	9,685	30,291	27,863
Interest expense and other, net	5,854	158	12,337	423
Acquisition and integration—Excluding change in the fair value of acquisition-related contingent consideration	(100)	416	(17)	610
Acquisition and integration—Change in the fair value of acquisition-related contingent consideration	—	—	—	(5,320)
Contested proxy and other legal and consulting costs	—	(250)	694	3,865
Executive transition costs	—	—	6,412	—
Merger transaction costs	7,763	—	7,763	—
TaxAct transaction related costs	2,069	3,237	6,228	3,439
Reorganization costs	3,938	—	8,904	—
Hedging program start-up costs	—	—	583	—
Income tax (benefit) expense	(1,068)	(1,536)	524	(22,582)
Adjusted EBITDA	$34,092	$16,995	$93,235	$27,800
Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) Per Share
We define Non-GAAP Net Income (Loss) as net income (loss), determined in accordance with GAAP, excluding the effects of discontinued operations, amortization of acquired intangible assets, acquisition and integration costs, contested proxy and other legal and consulting costs, executive transition costs, Merger transaction costs, TaxAct transaction related costs, reorganization costs, hedging program start-up costs, unrealized MTM derivative losses (gains) for our interest rate cap derivative instruments, and the related tax impact of those adjustments. Unrealized MTM derivative losses (gains) include the unrealized portion of gains and losses that are caused by changes in the fair values of derivatives which do not qualify for hedge accounting treatment under GAAP. It does not include realized income or loss associated with these instruments. The tax impact of these adjustments is determined using the income tax rates in effect for the applicable period, adjusted for any potentially non-deductible amounts.
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
Avantax, Inc. | Q3 2023 Form 10-Q 34

A reconciliation of GAAP net income (loss) and GAAP net income (loss) per share, which we believe to be the most comparable GAAP measures, to Non-GAAP Net Income (Loss) and Non-GAAP Net Income (Loss) per share, respectively, is presented below:

($ in thousands)	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Net income (loss)	$(1,495)	$(21,841)	$3,759	$52,204
Less: Income (loss) from discontinued operations, net of income taxes	—	(22,162)	1,921	47,484
Income (loss) from continuing operations, net of income taxes	(1,495)	321	1,838	4,720
Amortization of acquired intangible assets	6,404	6,342	18,973	19,435
Acquisition and integration—Excluding change in the fair value of acquisition-related contingent consideration	(100)	416	(17)	610
Acquisition and integration—Change in the fair value of acquisition-related contingent consideration	—	—	—	(5,320)
Contested proxy and other legal and consulting costs	—	(250)	694	3,865
Executive transition costs	—	—	6,412	—
Merger transaction costs	7,763	—	7,763	—
TaxAct transaction related costs	2,069	3,237	6,228	3,439
Reorganization costs	3,938	—	8,904	—
Hedging program start-up costs	—	—	583	—
Unrealized MTM derivative losses (gains)	(239)	—	637	—
Tax impact of adjustments to GAAP net income (loss)	(4,823)	(2,315)	(11,601)	(5,234)
Non-GAAP Net Income	$13,517	$7,751	$40,414	$21,515
Per diluted share:
Net income (loss) (1)	$(0.04)	$(0.45)	$0.09	$1.06
Less: Income (loss) from discontinued operations, net of income taxes	—	(0.46)	(0.05)	(0.96)
Income (loss) from continuing operations, net of income taxes	(0.04)	0.01	0.04	0.10
Amortization of acquired intangible assets	0.18	0.13	0.46	0.40
Acquisition and integration—Excluding change in the fair value of acquisition-related contingent consideration	—	0.01	—	0.01
Acquisition and integration—Change in the fair value of acquisition-related contingent consideration	—	—	—	(0.11)
Contested proxy and other legal and consulting costs	—	(0.01)	0.02	0.08
Executive transition costs	—	—	0.16	—
Merger transaction costs	0.21	—	0.19	—
TaxAct transaction related costs	0.05	0.07	0.15	0.07
Reorganization costs	0.10	—	0.22	—
Hedging program start-up costs	—	—	0.01	—
Unrealized MTM derivative losses (gains)	(0.01)	—	0.02	—
Tax impact of adjustments to GAAP net income (loss)	(0.13)	(0.05)	(0.28)	(0.11)
Non-GAAP Net Income per share — Diluted	$0.36	$0.16	$0.99	$0.44
Diluted weighted average shares outstanding	37,791	49,016	40,940	49,153
____________________________
(1)Any difference in the “per diluted share” amounts between this table and the condensed consolidated statements of comprehensive income (loss) is due to using different diluted weighted average shares outstanding in the event that there is GAAP net loss but Non-GAAP Net Income and vice versa.
LIQUIDITY AND CAPITAL RESOURCES
Cash and Cash Equivalents
Our principal source of liquidity is our cash and cash equivalents. As of September 30, 2023, we had cash and cash equivalents of $106.4 million. We generally invest our excess cash in money market funds that are made up of securities issued by agencies of the U.S. government. From time-to-time, we may invest, in other vehicles, such as debt instruments issued by the U.S. federal government and its agencies, international governments, municipalities,
Avantax, Inc. | Q3 2023 Form 10-Q 35

and publicly held corporations, as well as commercial paper and insured time deposits with commercial banks. Specific holdings can vary from period to period depending upon our cash requirements. Our financial instrument investments held as of September 30, 2023 had minimal default risk and short-term maturities.
Our Avantax Wealth Management broker-dealer subsidiary operates in a highly regulated industry and is subject to various regulatory capital requirements. Failure to meet minimum capital requirements can initiate certain mandatory and possible additional discretionary actions by regulators that, if undertaken, could have substantial monetary and non-monetary impacts on Avantax Wealth Management’s operations. As of September 30, 2023, Avantax Wealth Management met all capital adequacy requirements to which it was subject.
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
As of September 30, 2023, we had $266.6 million in principal amount outstanding under the Delayed Draw Term Loan Facility and no amounts outstanding under the Revolving Credit Facility. As of September 30, 2023, $50.0 million was available for future borrowings under the Revolving Credit Facility, subject to customary terms and conditions. The obligations of the Company under the Amended and Restated Credit Agreement are secured by a first-priority security interest in substantially all of the existing and future personal property of the Company and certain of its subsidiaries.
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
Avantax, Inc. | Q3 2023 Form 10-Q 36

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
Pursuant to the Amended and Restated Credit Agreement, we shall not permit (i) the Consolidated Total Net Leverage Ratio (as defined in the Amended and Restated Credit Agreement) to exceed 4.00 to 1.00 between March 31, 2023 and June 30, 2024, or 3.75 to 1.00 between July 1, 2024 and the Maturity Date, (ii) the Consolidated Fixed Charge Coverage Ratio (as defined in the Amended and Restated Credit Agreement) to be less than 1.25 to 1.00 or (iii) Liquidity (as defined in the Amended and Restated Credit Agreement) on the last day of any fiscal quarter to be less than $50 million. The Company was in compliance with the debt covenants of the Amended and Restated Credit Agreement as of September 30, 2023.
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
For the three months ended September 30, 2023, we repurchased approximately 0.4 million shares of our common stock under the stock repurchase authorization for aggregate purchase consideration of approximately $9.1 million. For the nine months ended September 30, 2023, we repurchased approximately 3.5 million shares of our common stock under the stock repurchase authorization for aggregate purchase consideration of approximately $85.0 million. The remaining authorized amount under the stock repurchase authorization as of September 30, 2023, was approximately $115.0 million.
For the three months ended September 30, 2022, we did not repurchase any shares of our common stock under our previous stock repurchase plan. For the nine months ended September 30, 2022, we repurchased approximately 1.9 million shares of our common stock under our previous stock repurchase plan for aggregate purchase consideration of approximately $35.0 million.
Contractual Obligations and Commitments
Asset Acquisitions
We have entered into several asset purchase agreements that are accounted for as asset acquisitions. These acquisitions may include up-front cash consideration, fixed deferred cash consideration, and contingent consideration arrangements. Future fixed payments are recognized as client relationship intangible assets on the date of acquisition. Contingent consideration arrangements encompass obligations to make future payments to the previous sellers contingent upon the achievement of future financial targets. These contingent payments are not recognized until all contingencies are resolved and the consideration is payable. As of September 30, 2023, the
Avantax, Inc. | Q3 2023 Form 10-Q 37

maximum future fixed and contingent payments associated with these asset acquisitions was $25.6 million, with specified payment dates from 2023 through 2027.
Interest Rate Hedges
During the second quarter of 2023, we entered into two interest rate collar derivative contracts for a total notional value of $1.5 billion. Each contract is indexed to daily simple SOFR and is a combination of a purchased floor instrument with a strike rate of 2.5% and a sold cap instrument with a strike rate of 5.5%, both of which expire on May 31, 2026. The total cost for these interest rate collars was $15.3 million, which we elected to defer and will settle through monthly straight-line cash payments to the counterparties over the term of the instruments. This hedging strategy enables us to limit the downside risk of significant reductions to interest rates over the term of the instruments in exchange for capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
In addition, during the second quarter of 2023, we sold two interest rate cap derivative contracts for a total notional value of $240.0 million. Each contract is indexed to daily simple SOFR, has a strike rate of 5.5%, and expires on May 31, 2026. These interest rate caps were sold for a total premium of $1.2 million, which were deferred and will be settled by the counterparties through monthly straight-line cash payments over the term of the instruments. This hedging strategy enables us to offset a portion of the total cost of our interest rate collar derivatives by capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
None of our derivative financial instruments are subject to collateral or other security arrangements, nor do they contain provisions that are dependent on our credit ratings from any credit rating agency.
Cash Flows
Our cash flows were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided (used) by operating activities from continuing operations	$(63,561)	$9,909	$(73,470)
Net cash used by investing activities from continuing operations	(16,274)	(16,344)	70
Net cash used by financing activities from continuing operations	(79,870)	(84,739)	4,869
Net cash provided by discontinued operations	2,212	64,956	(62,744)
Net decrease in cash and cash equivalents	$(157,493)	$(26,218)	$(131,275)
Net Cash from Operating Activities from Continuing Operations
Net cash provided by operating activities from continuing operations consists of income from continuing operations, offset by certain non-cash adjustments, and changes in operating assets and liabilities, which were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Net income	$3,759	$52,204	$(48,445)
Less: Income from discontinued operations, net of income taxes	1,921	47,484	(45,563)
Income from continuing operations	1,838	4,720	(2,882)
Non-cash adjustments to net income	55,047	43,569	11,478
Operating cash flows before changes in operating assets and liabilities	56,885	48,289	8,596
Changes in operating assets and liabilities, net of acquisitions and disposals	(120,446)	(38,380)	(82,066)
Net cash provided (used) by operating activities from continuing operations	$(63,561)	$9,909	$(73,470)
Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2023, included $56.9 million of operating cash flows before changes in operating assets and liabilities and $120.4 million of changes in operating assets and liabilities. Non-cash adjustments to net income for the nine months ended September 30, 2023 primarily related to depreciation and amortization costs of $30.3 million, stock-based compensation of $17.7 million, and $4.5 million of amortization related to payments made to financial professionals in support of ongoing growth programs. Changes in operating assets and liabilities were primarily impacted by $100.0 million of federal and state income tax payments for prior year accrued taxes and current year estimated quarterly payments and $11.1 million in payments made to financial professionals in support of ongoing growth
Avantax, Inc. | Q3 2023 Form 10-Q 38

programs. The remaining changes in operating assets and liabilities were for normal activity within our working capital accounts.
Net Cash from Investing Activities from Continuing Operations
Net cash used by investing activities from continuing operations consists of acquisitions, purchases of property, equipment, and software, net, and were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Purchases of property, equipment, and software	$(8,257)	$(12,601)	$4,344
Asset acquisitions	(8,017)	(3,743)	(4,274)
Net cash used by investing activities from continuing operations	$(16,274)	$(16,344)	$70
For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, net cash used by investing activities from continuing operations did not materially change as reduced capital expenditures were offset by increased outflows for asset acquisitions.
Net Cash from Financing Activities from Continuing Operations
Net cash used by financing activities from continuing operations primarily consists of debt issuance and repayments, common stock and stock-based awards transactions, and acquisition-related contingent consideration payments. Financing cash flows from continuing operations were as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Proceeds from credit facilities, net of debt discount and issuance costs	$261,543	$—	$261,543
Payments on credit facilities	(3,375)	(35,906)	32,531
Acquisition-related fixed and contingent consideration payments	(287)	(14,548)	14,261
Stock repurchases	(337,192)	(35,000)	(302,192)
Proceeds from issuance of stock through employee stock purchase plan	1,584	2,324	(740)
Proceeds from stock option exercises	2,203	481	1,722
Tax payments from shares withheld for equity awards	(4,346)	(2,090)	(2,256)
Net cash used by financing activities from continuing operations	$(79,870)	$(84,739)	$4,869
For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, we used $4.9 million less cash for financing activities. Our primary use of cash for financing activities during the nine months ended September 30, 2023 was for incremental stock repurchases associated with our Tender Offer and stock repurchase authorization, which were funded in part by net borrowings under our Amended and Restated Credit Agreement. These net cash outflows, coupled with incremental outflows associated with our stock incentive and employee stock purchase plans, were more than offset by reduced payments on credit facilities during the current period due to the voluntary prepayment of a portion our previous term loan facility in the prior period and a reduction in acquisition-related fixed and contingent consideration payments.
Net Cash Flows from Discontinued Operations
Net cash flows provided by discontinued operations were comprised of the following (in thousands):

	Nine Months Ended September 30,
	2023	2022	$ Change
Net cash provided by operating activities from discontinued operations	$—	$69,508	$(69,508)
Net cash provided (used) by investing activities from discontinued operations	2,212	(4,552)	6,764
Net cash provided by financing activities from discontinued operations	—	—	—
Net cash provided by discontinued operations	$2,212	$64,956	$(62,744)
For the nine months ended September 30, 2023, compared to the nine months ended September 30, 2022, net cash provided by discontinued operations decreased $62.7 million. During the nine months ended September 30, 2023, we finalized our previously estimated closing date working capital balance for the TaxAct Sale, resulting in incremental purchase consideration of $2.2 million and an incremental pre-tax gain on disposal of $2.5 million. Net cash provided by discontinued operations declined compared to the prior period due to the completion of the TaxAct Sale in the prior period.
Avantax, Inc. | Q3 2023 Form 10-Q 39

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Other than for our Amended and Restated Credit Agreement discussed in “Item 1. Financial Statements—Note 6”, and our interest rate derivative contracts discussed in “Item 1. Financial Statements—Note 11” and further below, there have been no material changes to the financial instruments for which we are exposed to market risk, as disclosed within our Annual Report on Form 10-K for the year ended December 31, 2022, during the nine months ended September 30, 2023.
As of September 30, 2023, we had $266.6 million in principal amount of debt outstanding under the Delayed Draw Term Loan Facility, which carries a degree of interest rate risk. For further information on our outstanding debt, see “Item 1. Financial Statements—Note 6” and the section “Liquidity and Capital Resources” of “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the subheading “Indebtedness.” A hypothetical 100 basis point increase in the interest rates under the Delayed Draw Term Loan Facility on September 30, 2023 would result in a $10.4 million increase in our interest expense until the scheduled maturity date in 2028. For additional information, see Part II, Item 7A of our Annual Report on Form 10-K for the year ended December 31, 2022.
During the second quarter of 2023, we entered into two interest rate collar derivative contracts for a total notional value of $1.5 billion. Each contract is indexed to daily simple secured overnight financing rates (“SOFR”) and is a combination of a purchased floor instrument with a strike rate of 2.5% and a sold cap instrument with a strike rate of 5.5%, both of which expire on May 31, 2026. The total cost for these interest rate collars was $15.3 million, which we elected to defer and will settle through monthly straight-line cash payments to the counterparties over the term of the instruments. This hedging strategy enables us to limit the downside risk of significant reductions to interest rates over the term of the instruments in exchange for capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
In addition, during the second quarter of 2023, we sold two interest rate cap derivative contracts for a total notional value of $240.0 million. Each contract is indexed to daily simple SOFR, has a strike rate of 5.5%, and expires on May 31, 2026. These interest rate caps were sold for a total premium of $1.2 million, which were deferred and will be settled by the counterparties through monthly straight-line cash payments over the term of the instruments. This hedging strategy enables us to offset a portion of the total cost of our interest rate collar derivatives by capping the amount of our future cash flows that may be received from our cash sweep program for the comparable notional amount hedged.
Avantax, Inc. | Q3 2023 Form 10-Q 40

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
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, has evaluated (pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934) the effectiveness of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rule 13a-15(e)) were effective as of September 30, 2023.
Changes in Internal Control over Financial Reporting
There were no changes to our internal control over financial reporting during the nine months ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
The proposed acquisition of the Company by Cetera may disrupt or could adversely affect our business, prospects, financial condition and results of operations.
On September 9, 2023, Avantax entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Aretec Group, Inc., a Delaware corporation that does business as Cetera Holdings (“Parent”), and C2023 Sub Corp., a Delaware corporation and a wholly-owned subsidiary of Parent (“Acquisition Sub”) whereby Parent will acquire all of the issued and outstanding equity of Avantax (the “Merger”) in an all-cash transaction valuing Avantax at approximately $1.2 billion, inclusive of Avantax’s net debt. On the terms and subject to the conditions of the Merger Agreement, holders of shares of Avantax common stock (other than Excluded Shares and Dissenting Shares (each, as defined in the Merger Agreement)) will receive $26.00 per share in cash, without interest and less any required tax withholdings. Upon the closing of the transactions contemplated by the Merger Agreement, Avantax will operate as a privately-held company. The closing remains subject to customary closing conditions, including approval by Avantax’s stockholders.
The announcement and pendency of the Merger could cause disruptions in and create uncertainty surrounding our business, which could have an adverse effect on our business, prospects, financial condition and results of operations, regardless of whether the Merger is completed. The Merger Agreement generally requires us to use our reasonable best efforts to operate our business in the ordinary course of business pending consummation of the Merger and restricts us, without Parent’s consent, from taking certain specified actions until the Merger is
Avantax, Inc. | Q3 2023 Form 10-Q 41

completed. These restrictions may affect our ability to execute our business strategies, respond effectively to competitive pressures and industry developments and attain our financial and other goals, and these restrictions may impact our financial condition, results of operations and cash flows.
Employee retention and recruitment may be challenging before the completion of the Merger, as employees and prospective employees may experience uncertainty about their future roles at the Company. If, despite our retention and recruiting efforts, key employees depart or prospective key employees fail to accept employment with the Company because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, our business, financial condition and results of operations could be adversely affected.
The announcement and pendency of the Merger could also cause disruptions to our business or business relationships, which could have an adverse impact on our business, financial condition and results of operations. Parties with which we have business relationships, including clients, channel partners, suppliers and other business partners, may experience uncertainty as to the future of such relationships and may delay or defer certain business decisions, seek alternative relationships with third parties or seek to alter their present business relationships with us. Parties with whom we otherwise may have sought to establish business relationships may seek alternative relationships with third parties. The pursuit of the Merger and the preparation for the integration may place a significant burden on management and internal resources. The diversion of management’s attention away from day-to-day business concerns could adversely affect our business, financial condition and results of operations.
We could also be subject to litigation related to the Merger, which could prevent or delay the consummation of the Merger or result in significant costs and expenses. Stockholders have filed, and may continue to file, lawsuits challenging the Merger or the other transactions contemplated by the Merger Agreement, which may name us or our board of directors as defendants. We cannot assure you as to the outcome of such lawsuits, including the amount of costs associated with defending these claims or any other liabilities that may be incurred in connection with the litigation of these claims. If plaintiffs are successful in obtaining an injunction prohibiting the parties from completing the Merger on the agreed-upon terms, such an injunction may delay the consummation of the Merger in the expected timeframe, or may prevent the Merger from being consummated altogether. Whether or not any plaintiff’s claim is successful, this type of litigation may result in significant costs and divert management’s attention and resources, which could adversely affect our business, financial condition and results of operations.
We have incurred and will continue to incur substantial transaction fees and costs in connection with the Merger.
We have incurred and expect to continue to incur significant costs, expenses and fees for professional services, such as legal, financial and accounting fees, and other transaction costs in connection with the Merger. A material portion of these expenses are payable by us whether or not the Merger is completed and may relate to activities that we would not have undertaken other than to complete the Merger. If the Merger is not completed, we will have received little or no benefit from such expenses. Further, although we have assumed that a certain amount of transaction expenses will be incurred, factors beyond our control could affect the total amount or the timing of these expenses. Many of the expenses that will be incurred, by their nature, are difficult to estimate accurately. These costs could adversely affect our business, financial condition and results of operations.
The Merger may not be completed within the expected timeframe, or at all, and significant delay or the failure to complete the Merger could adversely affect our business and the market price of our common stock.
The consummation of the Merger is subject to customary closing conditions, including, without limitation, the adoption of the Merger Agreement by the affirmative vote of not less than 51% of the outstanding shares of the Company’s common stock entitled to vote thereon at the meeting of the Company’s stockholders held for the purpose of voting upon the adoption of the Merger Agreement, the expiration or termination of the required waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended, or the grant of early termination thereof, customary regulatory approvals and the absence of any law or order enacted, issued, promulgated, enforced or entered by any governmental authority restraining, enjoining, rendering illegal or otherwise prohibiting the Merger. Parent’s obligation to consummate the Merger is also subject to the absence of a Company Material Adverse Effect (as defined in the Merger Agreement) occurring after the date of the Merger Agreement that is continuing.
Many of the conditions to consummation of the Merger are not within our control or the control of Parent or Acquisition Sub, and we cannot predict when or if these conditions will be satisfied. There can be no assurance that our business, our relationships or our financial condition will not be adversely affected, as compared to the condition
Avantax, Inc. | Q3 2023 Form 10-Q 42

prior to the announcement of the Merger, if the Merger is not consummated within the expected timeframe, or at all. Failure to complete the Merger within the expected timeframe, or at all, could adversely affect our business and the market price of our common stock in a number of ways, including the following:
•if the Merger is not completed within the expected timeframe, or at all, the share price of our common stock will change to the extent that the current market price of our stock reflects assumptions regarding the completion of the Merger;
•we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other costs in connection with the Merger, for which we may receive little or no benefit if the Merger is not completed. Many of these fees and costs will be payable by us even if the Merger is not completed and may relate to activities that we would not have undertaken other than to complete the Merger;
•failure to complete the Merger within the expected timeframe, or at all, may result in negative publicity and a negative impression of us in the investment community and may lead to subsequent offers to acquire the Company at a lower price or otherwise on less favorable terms to us and our stockholders than contemplated by the Merger;
•the impairment of our ability to attract, retain and motivate personnel, including our senior management;
•difficulties maintaining relationships with customers, distributors, suppliers and other business partners; and
•upon termination of the Merger Agreement by us or Parent under specified circumstances, we would be required to pay a termination fee of $32.3 million.
The Merger Agreement contains provisions that could discourage a potential competing acquirer of the Company or could result in a competing proposal being at a lower price than it might otherwise be.
We are subject to certain restrictions on our ability to solicit alternative acquisition proposals from third parties, to provide information to third parties and to enter into or continue discussions or negotiations with third parties regarding alternative acquisition proposals, subject to customary exceptions. In addition, we may be required to pay Parent a termination fee of $32.3 million in specified circumstances, including if the Merger Agreement is terminated in specified circumstances following our receipt of a Competing Proposal (as defined in the Merger Agreement). These provisions could discourage a potential competing acquirer that might have an interest in acquiring all or a significant part of the Company from considering or proposing such an acquisition, including, if the Merger Agreement is terminated prior to the consummation of the Merger, after such termination of the Merger Agreement, even if it were prepared to pay a price per share higher than the price per share proposed to be paid in the Merger, or might result in a potential competing acquirer proposing to pay a lower price than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in specified circumstances under the Merger Agreement, including, in certain circumstances, after a valid termination of the Merger Agreement in accordance with the terms thereof.
If the Merger Agreement is terminated and we decide to seek another similar transaction, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.
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

Avantax, Inc. | Q3 2023 Form 10-Q 43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
The following table details our repurchases of common stock for the nine months ended September 30, 2023 (in thousands, except the average price paid per share data):

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs
January 1-31, 2023 (1)	460	$27.20	460	$187,483
February 1-28, 2023 (2)	8,333	$30.00	—	$187,483
March 1-31, 2023 (1)	498	$24.66	498	$175,212
April 1-30, 2023 (1)	484	$26.39	484	$162,446
May 1-31, 2023 (1)	882	$22.15	882	$142,914
June 1-30, 2023 (1)	840	$22.45	840	$124,046
July 1-31, 2023 (1)	378	$24.00	378	$114,972
August 1-31, 2023 (1)	—	$—	—	$114,972
September 1-30, 2023 (1)	—	$—	—	$114,972
Total (3)	11,875	$24.01	3,542
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
(3)“Average Price Paid per Share” represents the average price paid per share through the Company’s stock repurchase authorization from January 1, 2023 through September 30, 2023, but does not include the price paid per share pursuant to the Tender Offer discussed in note (2) above.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of our officers or directors adopted or terminated any contract, instruction, or written plan for the purchase or sale of Company securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement.”
Avantax, Inc. | Q3 2023 Form 10-Q 44

Item 6. Exhibits

Exhibit Number	Exhibit Description	Form	Date of First Filing	Exhibit Number	Filed Herewith
2.1	Stock Purchase Agreement, dated as of October 31, 2022, by and among Avantax, Inc. (f/k/a Blucora, Inc.), TaxAct Holdings, Inc., Franklin Cedar Bidco, LLC and DS Admiral Bidco, LLC	8-K	November 1, 2022	2.1
2.2**	Merger Agreement, dated as of September 9, 2023, by and among Avantax, Inc., Aretec Group, Inc., and C2023 Sub Corp	8-K	September 11, 2023	2.1
3.1	Restated Certificate of Incorporation, as filed with the Secretary of the State of Delaware on August 10, 2012	8-K	August 13, 2012	3.1
3.2	Certificate of Amendment to the Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 1, 2017	8-K	June 5, 2017	3.1
3.3	Certificate of Amendment No. 2 to the Restated Certificate of Incorporation filed with the Secretary of State of Delaware on June 8, 2018	8-K	June 8, 2018	3.1
3.4	Certificate of Amendment No. 3 to the Restated Certificate of Incorporation, effective January 26, 2023	8-K	January 26, 2023	3.1
3.5	Certificate of Amendment No. 4 to the Restated Certificate of Incorporation of Avantax, Inc., effective May 4, 2023	8-K	May 5, 2023	3.1
3.6	Amended and Restated Bylaws of Avantax, Inc. dated as of January 26, 2023	8-K	January 26, 2023	3.2
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (Exchange Act rules 13a-14(a) and 15d-14(a))				X
32.1*	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
32.2*	Certification of Principal Financial Officer pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. section 1350)				X
101
The following financial statements from the Company's Form 10-Q for the fiscal quarter ended September 30, 2023, formatted in Inline XBRL: (i) Unaudited Condensed Consolidated Balance Sheets, (ii) Unaudited Condensed Consolidated Statements of Comprehensive Income (Loss), (iii) Unaudited Condensed Consolidated Statements of Stockholders' Equity; (iv) Unaudited Condensed Consolidated Statements of Cash Flows, and (v) Notes to Unaudited Condensed Consolidated Financial Statements
					X
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)				X
____________________________

*	The certifications attached as Exhibits 32.1 and 32.2 are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Avantax, Inc. under the Securities Act of 1933, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.
**	Schedules and exhibits have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The Company hereby undertakes to furnish supplemental copies of any of the omitted schedules or exhibits upon request by the SEC; provided that the Company may request confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended, for any schedules or exhibits so furnished.
Avantax, Inc. | Q3 2023 Form 10-Q 45

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AVANTAX, INC.

By:	/s/ Marc Mehlman
Marc Mehlman Chief Financial Officer and Treasurer (On behalf of the registrant and as Principal Financial Officer)

Date:	November 6, 2023

Avantax, Inc. | Q3 2023 Form 10-Q 46